Form 10-Q
period 2018-09-29
YETI Holdings, Inc.
filed 2018-12-06
CIK 1670592

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2018

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission file number 001‑38713

YETI Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware	45‑5297111
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

7601 Southwest Parkway
Austin, Texas 78735

(Address of principal executive offices)
(Zip Code)

(512) 394‑9384

(Registrant’s telephone number, including area code)

Unchanged

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☐  No  ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and such files). Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b‑2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)	Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes  ☐  No  ☒.

There were 84,196,079 shares of Common Stock ($0.01 par value) outstanding as of December 6, 2018.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains ‘‘forward-looking statements’’ within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical or current fact included in this Quarterly Report on Form 10-Q are forward-looking statements.  Forward-looking statements include statements containing words such as “anticipate,” “assume,” “believe,” “can,” “have,” “contemplate,” “continue,” “could,” “design,” “due,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “likely,” “may,” “might,” “objective,” “plan,” “predict,” “project,” “potential,” “seek,” “should,” “target,” “will,” “would,” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operational performance or other events. For example, all statements made relating to growth strategies, the estimated and projected costs, expenditures, and growth rates, plans and objectives for future operations, growth, or initiatives, or strategies are forward-looking statements. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that are expected and, therefore, you should not unduly rely on such statements. The risks and uncertainties that could cause actual results to differ materially from those expressed or implied by these forward-looking statements include but are not limited to:

•	our ability to maintain and strengthen our brand and generate and maintain ongoing demand for our products;
•	our ability to successfully design and develop new products;
•	our ability to effectively manage our growth;
•	our ability to expand into additional consumer markets, and our success in doing so;
•	the success of our international expansion plans; our ability to compete effectively in the outdoor and recreation market and protect our brand;
•	problems with, or loss of, our third-party contract manufacturers and suppliers, or an inability to obtain raw materials;
•	fluctuations in the cost and availability of raw materials, equipment, labor, and transportation and subsequent manufacturing delays or increased costs;
•	our ability to accurately forecast demand for our products and our results of operations;
•	our relationships with our independent retail partners, who account for a significant portion of our sales;
•	the impact of natural disasters and failures of our information technology on our operations and the operations of our manufacturing partners;
•	our ability to attract and retain skilled personnel and senior management, and to maintain the continued efforts of our management and key employees;
•	the impact of our indebtedness on our ability to invest in the ongoing needs of our business; and
•

other risks and uncertainties listed under the heading “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q, as such risk factors may be amended, supplemented or superseded from time to time by other reports we file with the United States Securities and Exchange Commission.

These forward-looking statements are made based upon detailed assumptions and reflect management’s current expectations and beliefs. While we believe that these assumptions underlying the forward-looking statements are reasonable, we caution that it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect actual results.

The forward-looking statements included herein are made only as of the date hereof. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events, or otherwise, except as required by law.

PART I – FINANCIAL INFORMATION

Item 1.   Financial Statements.

YETI Holdings, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except per share data)

	September 29,	December 30,
	2018	2017
ASSETS
Current assets
Cash	$52,100	$53,650
Accounts receivable, net	61,915	67,152
Inventory	157,669	175,098
Prepaid expenses and other current assets	12,957	7,134
Total current assets	284,641	303,034
Property and equipment, net	72,405	73,783
Goodwill	54,293	54,293
Intangible assets, net	81,113	74,302
Deferred income taxes	9,088	10,004
Deferred charges and other assets	1,052	1,011
Total assets	$502,592	$516,427
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	$76,851	$40,342
Accrued expenses and other current liabilities	44,674	45,862
Taxes payable	6,185	12,280
Accrued payroll and related costs	11,201	6,364
Current maturities of long‑term debt	47,050	47,050
Total current liabilities	185,961	151,898
Long-term debt, net of current portion	340,743	428,632
Other liabilities	13,047	12,128
Total liabilities	539,751	592,658
Commitments and contingencies
Equity
Common stock, par value $0.01; 400,000 shares authorized; 81,147 and 81,535 shares outstanding at September 29, 2018 and December 30, 2017, respectively	811	815
Additional paid‑in capital	227,159	219,095
Accumulated deficit	(265,113)	(296,184)
Accumulated other comprehensive (loss) income	(16)	43
Total stockholders’ deficit	(37,159)	(76,231)
Total liabilities and stockholders’ equity	$502,592	$516,427

See accompanying notes to the unaudited consolidated financial statements

YETI Holdings, Inc. and Subsidiaries

Condensed Consolidated Income Statements

(Unaudited)

(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
	2018	2017	2018	2017
Net sales	$196,109	$183,032	$537,654	$437,140
Cost of goods sold	98,568	100,840	282,354	235,662
Gross profit	97,541	82,192	255,300	201,478
Selling, general, and administrative expenses	69,417	57,473	190,746	161,381
Operating income	28,124	24,719	64,554	40,097
Interest expense	(7,755)	(8,351)	(24,474)	(23,961)
Other (expense) income	(214)	111	(325)	1,261
Income before income taxes	20,155	16,479	39,755	17,397
Income tax expense	(3,125)	(5,208)	(7,161)	(5,970)
Net income	$17,030	$11,271	$32,594	$11,427
Net income per share
Basic	$0.21	$0.14	$0.40	$0.14
Diluted	$0.21	$0.14	$0.39	$0.14
Weighted average common shares outstanding
Basic	81,147	81,479	81,238	81,460
Diluted	82,924	82,988	82,946	83,015

See accompanying notes to the unaudited consolidated financial statements

YETI Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

(in thousands)

	Three Months Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
	2018	2017	2018	2017
Net income	$17,030	$11,271	$32,594	$11,427
Other comprehensive (loss) income
Foreign currency translation adjustments	(2)	34	(59)	51
Total comprehensive income	$17,028	$11,305	$32,535	$11,478

See accompanying notes to the unaudited consolidated financial statements

YETI Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Deficit

(Unaudited)

(In thousands)

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Noncontrolling	Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Interest	Deficit
Balance, December 31, 2016	81,437	$814	$211,474	$(309,575)	$—	$2,186	$(95,101)
Stock-based compensation	—	—	9,186	—	—	—	9,186
Exercise of options	156	1	98	—	—	—	99
Taxes paid in connection with exercise of stock options	(58)	—	(2,018)	—	—	—	(2,018)
Adjustments related to the acquisition of Rambler On	—	—	(3,852)	(1,980)	—	—	(5,832)
Acquisition of noncontrolling interest	—	—	—	2,186	—	(2,186)	—
Dividends	—	—	—	(1,572)	—	—	(1,572)
Other comprehensive income	—	—	—	—	51	—	51
Net income	—	—	—	11,427	—	—	11,427
Balance, September 30, 2017	81,535	$815	$214,888	$(299,514)	$51	$—	$(83,760)

Balance, December 30, 2017	81,535	$815	$219,095	$(296,184)	$43	$—	$(76,231)
Stock-based compensation	—	—	10,031	—	—	—	10,031
Exercise of options	11	—	53	—	—	—	53
Taxes paid in connection with exercise of stock options	(2)	—	(57)	—	—	—	(57)
Repurchase of Company stock	(397)	(4)	(1,963)	—	—	—	(1,967)
Dividends	—	—	—	(1,523)	—	—	(1,523)
Other comprehensive loss	—	—	—	—	(59)	—	(59)
Net income	—	—	—	32,594	—	—	32,594
Balance, September 29, 2018	81,147	$811	$227,159	$(265,113)	$(16)	$—	$(37,159)

See accompanying notes to the unaudited consolidated financial statements

YETI Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended
	September 29,	September 30,
	2018	2017
Cash Flows from Operating Activities:
Net income	$32,594	11,427
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	18,218	15,171
Amortization of deferred loan costs	2,774	1,661
Stock‑based compensation	10,031	9,186
Deferred income taxes	916	13,410
Impairment of long‑lived assets	598	—
Gain on disposal of long‑lived assets	(20)	—
Changes in operating assets and liabilities:
Accounts receivable, net	5,197	(29,676)
Inventory	17,373	18,950
Income tax receivable	—	(257)
Other current assets	(3,104)	14,436
Accounts payable and accrued expenses	39,261	13,234
Taxes payable	(6,099)	(6,907)
Other	1,095	10,484
Net cash provided by operating activities	118,834	71,119
Cash Flows from Investing Activities:
Additions to property and equipment	(13,339)	(40,470)
(Additions) reductions to intangible assets, net	(10,752)	4,968
Changes in notes receivables	—	596
Cash paid to Rambler On for acquisition	—	(2,000)
Proceeds from sale of long‑lived assets	165	—
Net cash used in investing activities	(23,926)	(36,906)
Cash Flows from Financing Activities:
Changes in revolving line of credit	—	20,000
Repayments of long‑term debt	(90,663)	(34,163)
Payments of deferred financing fees	—	(1,957)
Cash paid for repurchase of common stock	(1,967)	—
Proceeds from employee stock transactions	53	99
Taxes paid in connection with exercise of stock options	(57)	(2,018)
Dividends	(2,523)	(2,812)
Payments of offering costs	(1,315)	—
Net cash used in financing activities	(96,472)	(20,851)
Effect of exchange rate changes on cash	14	83
Net change in cash	(1,550)	13,445
Cash, beginning of period	53,650	21,291
Cash, end of period	$52,100	$34,736

See accompanying notes to the unaudited consolidated financial statements

YETI Holdings, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Organization and Significant Accounting Policies

Organization and Business

YETI Holdings, Inc. acquired the operations of YETI Coolers, LLC (“YETI Coolers”) on June 15, 2012. We are headquartered in Austin, Texas, and are a designer, marketer, and distributor of premium products for the outdoor and recreation market which are sold under the YETI® brand. We sell our products to independent retailers and national accounts across a wide variety of end user markets as well as through our direct‑to‑consumer channel (“DTC”), primarily our e‑commerce presence.

In addition to YETI Coolers, YETI Australia Pty Ltd, YETI Canada Limited, YETI Hong Kong Limited, and YETI Outdoor Products Company Limited were established and consolidated as wholly‑owned foreign entities in January 2017, February 2017, March 2017, and June 2017, respectively. Furthermore, YETI’s exclusive customization partner, Rambler On was previously consolidated as a VIE since August 2016, and on May 15, 2017, YETI Custom Drinkware, LLC (“YCD”) acquired the assets and liabilities of Rambler On. We consolidate YCD as a wholly‑owned subsidiary.

The terms “we,” “us,” “our,” and “the Company” as used herein and unless otherwise stated or indicated by context, refer to YETI Holdings, Inc. and its subsidiaries.

Initial Public Offering

On October 24, 2018, the Company completed its initial public offering (the "IPO") of 16,000,000 shares of our common stock, including 2,500,000 shares of our common stock sold by the Company and 13,500,000 shares of our common stock sold by selling stockholders. The underwriters were also granted an option to purchase up to an additional 2,400,000 shares from the selling stockholders, at the public offering price, less the underwriting discount, for 30 days after October 24, 2018. The shares were sold at the IPO price of $18.00 per share for net proceeds of $42.4 million to the Company, after deducting underwriting discounts and commissions of $2.6 million. The Company did not receive any proceeds from the sale of shares of common stock by the selling stockholders. Additionally, offering costs incurred by the Company are expected to total approximately $4.4 million.

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and do not include all of the information and notes required for complete financial statements. These financial statements should be read in conjunction with our most recent annual audited consolidated financial statements for the year ended December 30, 2017 included in the prospectus filed pursuant to Rule 424(b) under the Securities Act of 1933 with the United States Securities and Exchange Commission on October 25, 2018 (the “Final Prospectus”). In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all normal and recurring adjustments necessary to fairly present the consolidated financial position, results of operations and cash flows for the interim periods presented. Operating results for the three and nine months ended September 29, 2018 are not necessarily indicative of results that may be expected for any other interim period or for the year ending December 29, 2018.

The unaudited consolidated financial statements include our accounts and those of our wholly owned subsidiaries. Intercompany balances and transactions have been eliminated in consolidation.

We operate on a “52‑53 week” fiscal year ending on the Saturday closest in proximity to December 31, such that each quarterly period will be 13 weeks in length, except during a 53‑week year when the fourth quarter will be 14 weeks. The unaudited consolidated financial results represent the three and nine months ended September 29, 2018 and September 30, 2017.

Stock Split

On October 12, 2018, the Company effected a 0.397-for-1 reverse stock split of all outstanding shares of the Company’s common stock. All share and per share information presented in the condensed consolidated financial statements and accompanying footnotes has been retroactively adjusted for all periods presented for the effects of the stock split.

Fair Value of Financial Instruments

For financial assets and liabilities recorded at fair value on a recurring or non‑recurring basis, fair value is the price we would receive to sell an asset, or pay to transfer a liability, in an orderly transaction with a market participant at the measurement date. In the absence of such data, fair value is estimated using internal information consistent with what market participants would use in a hypothetical transaction. In determining fair value, observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect our market assumptions; preference is given to observable inputs. These two types of inputs create the following fair value hierarchy:

Level 1:	Quoted prices for identical instruments in active markets.
Level 2:

Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model‑derived valuations whose inputs are observable or whose significant value drivers are observable.

Level 3:	Significant inputs to the valuation model are unobservable.

Our financial instruments consist principally of cash, accounts receivable, accounts payable, and bank indebtedness. The carrying amount of cash, accounts receivable, and accounts payable, approximates fair value due to the short‑term maturity of these instruments. The carrying amount of our long‑term bank indebtedness approximates fair value based on Level 2 inputs since the Credit Facility (as defined below) carries a variable interest rate that is based on London Interbank Offered Rate (“LIBOR”).

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014‑09, “Revenue from Contracts with Customers: (Topic 606).” The new guidance establishes a single comprehensive model for entities to use in accounting for revenue and supersedes the most current revenue recognition guidance. It introduces a five-step process for revenue recognition that focuses on transfer of control, as opposed to transfer of risk and rewards under current guidance. It also requires significantly expanded disclosures regarding revenues.  We have begun a detailed evaluation of the impact of our adoption of ASU 2014-09; however, given the nature of our business, we do not believe there will be a material impact in how or when revenue is recorded and that the impacts will primarily be related to increased disclosures. We do expect the adoption and consequent changes to our procedures and methodologies to require adjustments to our internal controls over financial reporting. As interpretations of the new rules continue to evolve, we will continue to monitor developments and expect to finalize our conclusions in the fourth quarter of 2018.  We plan to adopt this standard in the first quarter of 2019.  Providing we ultimately conclude that the impacts of adoption are immaterial, we would expect to use the modified retrospective method. Under this method, we would recognize the cumulative effect of the changes in retained earnings at the date of adoption but would not restate prior years.

On July 2018, the FASB issued ASU No. 2018‑11, “Leases—Targeted Improvements.” The standard is effective for interim and annual reporting periods beginning after December 15, 2018. Under ASU 2018‑11, adopters may take a prospective approach, rather than a retrospective approach as initially prescribed, when transitioning to ASU 2016‑02. The most significant impact of ASU 2018‑11 is relief in the comparative reporting requirements for initial adoption. Instead of recording the cumulative impact of all comparative reporting periods presented within opening retained earnings of the earliest period presented, we will now assess the facts and circumstances of all leasing contracts as of December 29, 2019, the beginning of our fiscal 2020. For lessors, ASU 2018‑11 adds an optional practical expedient permitting lessors, under certain circumstances, not to separate the lease and non‑lease components by class of underlying assets, but rather to account for them as a single combined component, and further clarifies the accounting treatment for such a combined component. We are in the process of evaluating the effect the guidance will have on our existing accounting policies and the consolidated financial statements, but we expect there will be an increase in assets and liabilities on the consolidated balance sheets at adoption due to the recording of right‑of‑use assets and corresponding lease liabilities, which may be material.

Note 2—Share Data

The number of common shares outstanding totaled 81.1 million and 81.5 million at September 29, 2018 and December 30, 2017, respectively. Basic income per share is computed by dividing income available to common stockholders by the weighted‑average number of common shares outstanding during the period. Diluted income per share includes the additional effect of all potentially dilutive securities, which includes dilutive share options granted under stock‑based compensation plans.

A reconciliation of shares for basic and diluted net income per share is set forth below (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
	2018	2017	2018	2017
Net income	$17,030	$11,271	$32,594	$11,427
Weighted average common shares outstanding—basic	81,147	81,479	81,238	81,460
Effect of dilutive securities	1,777	1,509	1,708	1,555
Weighted average common shares outstanding—diluted	82,924	82,988	82,946	83,015
Earnings per share
Basic	$0.21	$0.14	$0.40	$0.14
Diluted	$0.21	$0.14	$0.39	$0.14

Effects of potentially dilutive securities are presented only in periods in which they are dilutive. Stock options representing 0.1 million and 0.2 million shares of common stock were outstanding for both the three and nine months ended September 29, 2018 and September 30, 2017, respectively, but were excluded from the computation of diluted earnings per share as their effect would be anti‑dilutive.

On May 17, 2016, our Board of Directors approved a dividend. In connection with the dividend, pursuant to anti‑dilution provisions in the 2012 Equity and Performance Incentive Plan (as amended and restated June 20, 2018), the “2012 Plan”, the option strike price on outstanding options was reduced by the lesser of 70% of the original strike price or the per share amount of the dividend. Any difference between the reduction in strike price and dividend was paid in cash immediately for vested options. For holders of unvested options as of May 17, 2016, we will pay a dividend which accrues over the requisite service period as the options vest. We paid $2.4 million and $2.7 million to vested option holders in the three months ended September 29, 2018 and September 30, 2017, respectively. We paid $2.5 million and $2.8 million to vested option holders in the nine months ended September 29, 2018 and September 30, 2017, respectively. We will pay the remaining $0.6 million of the original $7.9 million to holders of unvested options in fiscal year 2019. At September 29, 2018, $0.1 million was accrued. The payment of future dividends is subject to restrictions under the Credit Facility we entered into in May 2016 with certain lenders and Bank of America, N.A., as administrative agent, as amended, which we refer to as the “Credit Facility.”

Note 3—Repurchase of Common Stock

On March 5, 2018, we purchased 0.4 million shares of our common stock at $4.95 per share from one of our stockholders. The purchase price was below our current market value and did not trigger the requirements of ASC 505‑30‑20‑2, “Allocation of Repurchase Price to Other Elements of the Repurchase Transaction.” We accounted for this purchase using the par value method, and subsequently retired these shares.

Note 4—Property and Equipment

Property and equipment consisted of the following (in thousands):

	September 29,	December 30,
	2018	2017
Production molds and tooling	$43,378	$41,188
Furniture, fixtures, and equipment	6,571	5,590
Computers and software	36,097	28,774
Leasehold improvements	27,606	26,154
Property and equipment—gross	113,652	101,706
Accumulated depreciation	(41,247)	(27,923)
Property and equipment—net	$72,405	$73,783

For the three months ended September 29, 2018 and September 30, 2017, depreciation expense totaled $5.0 million and $4.6 million, respectively. Depreciation expense totaled $14.3 million and $11.1 million for the nine months ended September 29, 2018 and September 30, 2017, respectively.

Note 5—Intangible Assets

The following is a summary of our intangible assets as of September 29, 2018 (in thousands):

	Gross		Net
	Carrying	Accumulated	Carrying	Useful
	Amount	Amortization	Amount	Life
Tradename	$31,363	$—	$31,363	Indefinite
Customer relationships	42,205	(24,151)	18,054	11 years
Trademarks	13,663	(2,360)	11,303	6 - 30 years
Trade dress	14,832	—	14,832	Indefinite
Patents	5,090	(404)	4,686	4 - 25 years
Non-compete agreements	2,815	(2,815)	—	5 years
Other intangibles	1,021	(146)	875	15 years
Total intangible assets	$110,989	$(29,876)	$81,113

The following is a summary of our intangible assets as of December 30, 2017 (in thousands):

	Gross		Net
	Carrying	Accumulated	Carrying	Useful
	Amount	Amortization	Amount	Life
Tradename	$31,363	$—	$31,363	Indefinite
Customer relationships	42,205	(21,273)	20,932	11 years
Trademarks	10,627	(1,494)	9,133	6 - 30 years
Trade dress	8,336	—	8,336	Indefinite
Patents	3,868	(256)	3,612	4 - 25 years
Non-compete agreements	2,815	(2,815)	—	5 years
Other intangibles	1,024	(98)	926	15 years
Total intangible assets	$100,238	$(25,936)	$74,302

For the three months ended September 29, 2018 and September 30, 2017, amortization expense totaled $1.4 million and $1.2 million, respectively. Amortization expense totaled $3.9 million and $4.1 million for the nine months ended September 29, 2018 and 2017, respectively.

In February 2017, a binding settlement was reached in the United States District Court related to lawsuits brought by the Company against RTIC Coolers. Under the terms of the agreement, RTIC Coolers was required to make a financial payment to the Company; to cease sales of all products subject to the lawsuit—this includes hard‑sided coolers, soft‑sided coolers, and Drinkware; and to redesign all products in question. In accordance with our policy on intangible assets, amounts received under the settlement agreement were credited against the carrying value of the related intangible asset.

Note 6—Long‑term Debt

Long‑term debt consisted of the following (dollars in thousands):

	September 29,	December 30,
	2018	2017
Term Loan A, due 2021	$344,875	$378,250
Term Loan B, due 2022	47,637	103,425
Debt owed to Rambler On	1,500	3,000
Total debt	394,012	484,675
Current maturities of long‑term debt	(47,050)	(47,050)
Total long‑term debt	346,962	437,625
Unamortized deferred financing fees	(6,219)	(8,993)
Total long‑term debt, net	$340,743	$428,632

Per the terms of the Rambler On purchase agreement (see Note 9), the Company issued Rambler On an unsecured promissory note on May 16, 2017 for the principal amount of $3.0 million with a term of two years (payable 50% on the first anniversary and 50% on the second anniversary with 5% interest). As of September 29, 2018, we had $1.5 million outstanding and classified as short‑term debt.

As of September 29, 2018, we had issued $20.0 million in letters of credit with a 4.0% annual fee to supplement our supply chain finance program. While our issuance of letters of credit does not increase our borrowings outstanding under our revolving credit facility, it does reduce the amount available.

As of September 29, 2018, we were in compliance with all covenants under the Credit Facility, which governs our term loan A and term loan B.

Note 7—Income Taxes

Income tax expense was $3.1 million and $5.2 million for the three months ended September 29, 2018 and September 30, 2017, respectively. The effective tax rate for the three months ended September 29, 2018 was 16% compared to 32% for the three months ended September 30, 2017. The decrease in income tax expense and the effective tax rate was primarily due to the reduction in the U.S. corporate income tax rate from 35% to 21%, enacted as part of the Tax Cuts and Jobs Act (“the Act”), and the revaluation of deferred tax assets for state income taxes.

Income tax expense was $7.2 million for the nine months ended September 29, 2018 compared to $6.0 million for the nine months ended September 30, 2017.  The increase in income tax expense is due to higher income before income taxes. The effective tax rate for the nine months ended September 29, 2018 was 18% compared to 34% for the nine months ended September 30, 2017.  The decrease in the effective tax rate was primarily due to the reduction in the U.S. corporate income tax rate from 35% to 21%, enacted as part of the Act, and the revaluation of deferred tax assets for state income taxes.

For interim periods, our income tax expense and resulting effective tax rate are based upon an estimated annual effective tax rate adjusted for the effects of items required to be treated as discrete to the period, including changes in tax laws, changes in estimated exposures for uncertain tax positions, and other items. We considered the provisions of the Act in calculating the estimated annual effective tax rate.

Note 8—Stock‑Based Compensation

We have an incentive plan, the 2012 Plan, which provides for up to 8.8 million shares of authorized stock to be awarded as stock options, in the form of incentive stock options or nonqualified stock options, or restricted stock units

(“RSUs”). The exercise price of options granted under the 2012 Plan is equal to the estimated fair market value of our common stock at the date of grant. The fair value of RSUs granted under the plan is equal to the estimated fair market value of our common stock on the date of grant. Forfeitures are recorded as they occur, and compensation expense previously recognized for an award that was forfeited is reversed in the period of the forfeiture.

We estimate the fair value of stock options on the date of grant using a Black‑Scholes option‑pricing valuation model, which uses the expected option term, stock price volatility, and the risk‑free interest rate. At the time that the outstanding awards were granted, there was no active market for our common shares, and as such, volatility was estimated in accordance with Accounting Standards Codification 718 Compensation—Stock Compensation (“ASC 718”), using the historical closing values of comparable publicly held entities. The expected option term assumption reflects the period for which we believe the option will remain outstanding. This assumption is based upon the historical and expected behavior of our employees and may vary based upon the behavior of different groups of employees. The risk‑free interest rate reflects the U.S. Treasury yield curve for a similar instrument with the same expected term in effect at the time of the grant.

On June 20 and 29, 2018, our Board of Directors approved the grant of an aggregate of 1,407,583 RSUs to various employees and directors, which approvals became effective on June 23 and July 2, 2018, respectively. Of the aggregate RSUs approved on June 20 and 29, 2018, 9,160 RSUs were cancelled prior to issuance. On August 22, 2018 our Board of Directors approved the grant of 27,480 RSUs to one employee, which approval became effective on August 25, 2018. As of September 29, 2018, 1,425,903 RSUs had been granted, 1,410,718 RSUs were outstanding, and 15,185 had been forfeited under the 2012 Plan. The RSUs vest upon the occurrence of a change of control and the achievement of certain EBITDA targets for calendar years 2018 and 2019, provided that if a change of control occurs prior to the date on which our Board of Directors certifies that the applicable EBITDA target has been achieved, all RSUs that have not already been forfeited will become nonforfeitable and shares of our common stock will be delivered to the applicable grantee within 30 days of the RSUs becoming nonforfeitable. 385,241 of those RSUs were granted as replacement awards in exchange for 104,411 out‑of‑the‑money stock options which were cancelled. The concurrent cancellation and replacement was a modification for accounting purposes, which GAAP requires continued recognition of the cancelled awards’ fair value plus the recognition of the new awards’ fair value for any awards likely to vest. Any incremental compensation cost resulting from the modification will not be recognized prior to the consummation of a change in control as GAAP deems satisfaction of a change in control contingency to be unlikely.

We recognized $2.9 million and $2.7 million for the three months ended September 29, 2018 and September 30, 2017, respectively, of compensation expense in the accompanying consolidated statements of operations. For the nine months ended September 29, 2018 and September 30, 2017 we recognized $10.0 million and $9.2 million, respectively, of compensation expense in the accompanying consolidated statements of operations. As of September 29, 2018, total unrecognized compensation expense for unvested options totaled $9.8 million, and will be recognized over the next three years. As of September 29, 2018, total unrecognized compensation expense for unvested RSUs totaled $44.8 million, and will be recognized upon consummation of a change in control.

Note 9—Variable Interest Entities and Acquisition of Assets and Liabilities

In July 2016, we entered into a secured promissory note with our exclusive Drinkware customization partner, Rambler On, to assist them with the acquisition of new equipment as they expanded their operations. Under the terms of the note, we advanced to Rambler On up to $7.0 million for the acquisition of new equipment. The advancement period of the note ran through May 2017, at which time the note balance would convert to a 5 year note with principal and interest due monthly. The note accrued interest at 5.0%, was scheduled to mature in July 2022, and was secured by all the assets of Rambler On.

Additionally, in November 2016, we converted a portion of our accounts receivable from Rambler On’s account receivable into a secured promissory note of $7.7 million. This note accrued interest at 5.0% with interest payments due monthly. The secured promissory note was scheduled to mature in November 2017.

In 2016, we determined we held a variable interest in Rambler On based on our assessment that Rambler On did not have sufficient resources to carry out its principal activities without our support. We examined specific criteria and determined that we are the primary beneficiary of the VIE and therefore were required to consolidate Rambler On; however, we had no obligation to provide financial support to Rambler On.

On May 16, 2017, an agreement was entered into by Rambler On and YCD, whereby YCD acquired substantially all assets and liabilities of Rambler On for $6.0 million. We paid the consideration for the acquisition by making a cash payment to Rambler On of $2.0 million on the closing in May 2017 and subsequently paying $0.9 million following the determination of the final assets sold as part of the acquisition in October 2017. In addition, we issued a promissory note to Rambler On for a principal amount of $3.0 million with a two‑year term and bearing interest at 5% per annum, payable in two equal installments on May 16, 2018 and May 16, 2019. As part of the acquisition, all of the notes outstanding prior to May 16, 2017 between the Company and Rambler On were forgiven.

We consolidated Rambler On effective August 1, 2016, and YCD effective May 16, 2017; therefore, the financial results of Rambler On and YCD have been included in our consolidated financial statements since those dates. All intercompany balances have been eliminated since fiscal year-end 2016.

Note 10—Related‑Party Agreements

We have entered into a management services agreement with Cortec Group Fund V, L.P. and its affiliates (“Cortec”), our majority stockholder, that provides for a management fee to be based on 1.0% of total sales, not to exceed $0.8 million annually, plus certain out‑of‑pocket expenses. During each of the nine months ended September 29, 2018 and September 30, 2017, we incurred fees and out‑of‑pocket expenses under this agreement totaling approximately $0.8 million, which were included in selling, general, and administrative expenses. We incurred no expense for these management fees during the three months ended September 29, 2018 and September 30, 2017. This agreement was terminated on October 24, 2018 and no further payments are due to Cortec.

We lease warehouse and office facilities under various operating leases. One warehouse facility is leased from an entity owned by our Founders, Roy and Ryan Seiders. The lease, which is month to month and can be cancelled upon 30 days written notice, requires monthly payments of $8,700 and is included in selling, general, and administrative expenses.

Note 11—Commitments and Contingencies

In August 2018, we entered into two new operating leases for space to be used for two new retail locations. One lease agreement is for a first floor and basement of a building in Chicago, Illinois, with an exterior footprint of approximately 5,538 square feet. The term of the lease is 120 months, and the monthly payments over the lease term are approximately $45,000. The second lease agreement is for a building in Charleston, South Carolina, totaling approximately 5,039 square feet. The term of the lease is 120 months, and the monthly payments over the lease term are approximately $28,000.

In August 2018, we sublet 29,881 square feet of our Austin, Texas headquarters to a third party. The lease term is approximately 6 years and expires on July 31, 2024. The monthly receipts over the lease term are approximately $72,000.

There were no other significant changes to the contractual obligations reported in our most recent annual audited consolidated financial statements for the year ended December 30, 2017 other than those which occur in the normal course of business.

We are subject to various claims and legal actions that arise in the ordinary course of business. Management believes that the final disposition of such matters will not have a material adverse effect on our financial position, results of operations, or cash flows.

Note 12—Subsequent Events

On October 12, 2018, the Board of Directors approved a 0.397‑for‑1 reverse stock split, that occurred prior to the completion of our IPO. All share and per share data have been retroactively adjusted to give effect to the reverse stock split (see Note 1).

On October 12, 2018, the Board of Directors approved an increase in our authorized capital stock of 200.0 million shares of common stock and 30.0 million shares of preferred stock, which occurred prior to the completion of our IPO. No shares were issued in connection with the increase in authorized capital stock.

On October 24, 2018, the Company completed the IPO of its common stock (see Note 1).

In October 2018, the Board adopted the 2018 Equity Incentive Plan (the "2018 Plan") and ceased granting awards under the 2012 Plan. The 2018 Plan became effective in connection with the IPO. The Company reserved 4,764,000 shares of its common stock for issuance under the 2018 Plan. Any remaining shares available for issuance under the 2012 Plan as of our IPO effectiveness date are not available for future issuance. However, shares subject to stock awards granted under the 2012 Plan (i) that expire or terminate without being exercised, (ii) that are forfeited under an award, or (iii) that are transferred, surrendered, or relinquished upon the payment of any exercise price by the transfer to us of our common stock or upon satisfaction of any withholding amount, return to the 2018 Plan share reserve for future grant.

On October 24, 2018, in connection with the IPO, the Company granted 761,031 time-based stock options at an exercise price of $18.00 per share to senior executives. The stock options vest in substantially equal installments on the anniversary of the grant date over a four-year period through October 2022 and expire 10 years from the date of grant.

In addition, two non-employee directors serving on the Board of Directors were granted 16,693 RSUs, per their compensation agreement, with the award granted on the effective date of our IPO, or October 24, 2018. These non-employee directors elected to defer 13,388 of the RSUs in the form of deferred stock units (“DSUs”). The RSU awards will vest in full in one installment on the earlier to occur of (i) the first anniversary of the pricing of the IPO or (ii) immediately prior to our first annual meeting of our stockholders at which directors are elected, subject to the director’s continued service through the applicable vesting date. The DSU awards will vest in full in one installment on the same basis as a non-employee director’s RSUs will vest and will be settled in shares of our common stock on the earlier to occur of (i) the first anniversary of the pricing of the IPO or (ii) immediately prior to our first annual meeting of our stockholders at which directors are elected. However, the DSUs will be subject to accelerated vesting if either of the following occur (i) death or disability or (ii) a change in control. During the period of deferral, non-employee directors will accrue dividend equivalents on their deferred stock units as, if and when dividends are paid on shares of our common stock. The definitive terms regarding any deferred stock units will be set forth in the DSU award agreement and the accompanying deferral election form completed by the applicable director.

On November 28, 2018, the underwriters exercised, in part, their option to purchase an additional 918,830 shares of common stock at the public offering price of $18.00 per share, less the underwriting discount, from selling stockholders. The Company did not receive any proceeds from the sale of shares by selling stockholders.

On November 29, 2018, we made voluntary principal payments on our term loan A and term loan B in the amount of $2.4 million and $47.6 million, respectively, using the net proceeds from our IPO and additional cash on hand. After the voluntary debt payments, we had outstanding borrowings of $342.5 million and $0 under our term loan A and term loan B, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes to those statements included elsewhere in this Quarterly Report on Form 10-Q. In addition to historical financial information, the following discussion and analysis contains forward‑looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward‑looking statements as a result of many factors, including those discussed under “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. See also “Forward-Looking Statements” immediately prior to Part I, Item I in this Quarterly Report on Form 10-Q. Some of the numbers included herein have been rounded for the convenience of presentation.

Executive Summary

We are a designer, marketer, retailer, and distributor of a variety of innovative, branded, premium products to a wide‑ranging customer base. Our brand promise is to ensure each YETI product delivers exceptional performance and durability in any environment, whether in the remote wilderness, at the beach, or anywhere else life takes you. By consistently delivering high‑performing products, we have built a following of engaged brand loyalists throughout the United States, Canada, Australia, and elsewhere, ranging from serious outdoor enthusiasts to individuals who simply value products of uncompromising quality and design. Our relationship with customers continues to thrive and deepen as a result of our innovative new product introductions, expansion and enhancement of existing product families, and multifaceted branding activities.

Our marketing strategy has been instrumental in driving sales and building equity in the YETI brand. We have become a trusted and preferred brand to experts and serious enthusiasts in an expanding range of outdoor pursuits. Their brand advocacy, combined with our various marketing efforts, has broadened our appeal to a larger consumer population. We produce original short films and distribute them through our content‑rich website, active social media presence, and email subscriber base. We maintain a large and active roster of YETI Ambassadors, a diverse group of men and women throughout the United States and select international markets, comprised of world‑class anglers, hunters, rodeo cowboys, barbecue pitmasters, surfers, and outdoor adventurers who embody our brand. We also directly engage with our current and target customers by sponsoring and participating in a variety of events, including sportsman shows, outdoor festivals, rodeos, music and film festivals, barbecue competitions, fishing tournaments, and retailer events. We believe our innovative consumer engagement reinforces the authenticity and aspirational nature of our brand and products across our expanding customer base.

We bring our products to market through a diverse and powerful omni‑channel strategy, comprised of our select group of national and independent retail partners and our direct-to-consumer (“DTC”) channel. Within our wholesale channel, our national retail partners include Dick’s Sporting Goods, REI, Academy Sports + Outdoors, Bass Pro Shops, and Ace Hardware. Our network of independent retail partners includes outdoor specialty, hardware, and farm and ranch supply stores. Our DTC channel is comprised of YETI.com, YETIcustomshop.com, YETI Authorized on the Amazon Marketplace, corporate sales, and our flagship store in Austin, Texas. Our DTC channel provides authentic, differentiated brand experiences, customer engagement, and expedited customer feedback, enhancing the product development cycle while providing diverse avenues for growth.

From 2013 to 2016, yearly net sales were $89.9 million, $147.7 million, $468.9 million, and $818.9 million, respectively, representing a CAGR of 109% for the three-year period. Beginning in late 2016 and throughout 2017, we were affected by a confluence of internal and external factors that adversely impacted our growth and profitability, resulting in a decrease of net sales to $639.2 million for 2017. Driven by strong customer demand and a shortage of product in 2015, retailers aggressively stocked our products during 2016, which led to excess inventory in our wholesale channel and drove many of our retail partners to reduce purchases in the first half of 2017. During this period, we were also impacted by a challenging wholesale marketplace generally, notably the delayed merger of Bass Pro Shops and Cabela’s, which slowed ordering, negative trends in the U.S. retail environment, including several retailer bankruptcies, and the repositioning by a major retail partner towards “every day low prices” and private label products at the expense of our premium products. Additionally, we settled several lawsuits that we had initiated against competitors in which we alleged they were infringing on our intellectual property across our range of products. While these settlements were favorable to

YETI over the long‑term, during the first half of 2017 they resulted in competitors being allowed to liquidate the disputed inventory at low prices.

In response to these events, we immediately implemented several initiatives and made investments that by year‑end 2017 had reduced retailer and company inventory levels to targeted levels, enhanced liquidity, reinvigorated growth, and better positioned YETI for long‑term success. These key initiatives included:

•

implementing a series of pricing actions, which stimulated demand and re‑balanced existing inventory held by our customers, while, at the same time, allowing us to retain our premium positioning in the market;

•

introducing new products in existing product families, specifically an expanded line of Hopper soft coolers, new colorways, sizes, and accessories for Rambler drinkware, and limited‑edition Hard Cooler and Drinkware products;

•

growing our DTC business by increasing our digital marketing investment, re‑platforming YETI.com, increasing our presence on the Amazon Marketplace, and further developing our customer and corporate customization business through the acquisition of Rambler On;

•	focusing on and diversifying our independent dealer base with retail partners committed to our long‑term growth, including culling approximately 1,100 underperforming retailers;
•	increasing our engagement with Dick’s Sporting Goods, consistent with its market position as the largest sporting goods retailer in the United States;
•	rationalizing our manufacturing supplier base, which resulted in greater manufacturing capacity and lower product costs;
•

strengthening our team by adding several key executives and increasing our employee count from 269 at the end of 2015 to 507 at the end of 2017, including material investments in our new product development staff; and

•

investing in enhanced information systems, including new enterprise resource planning, or ERP, customer relationship management, or CRM, and business improvement systems, which provide us with the technological infrastructure necessary to support our global operations and future growth.

These initiatives enabled us to successfully expand our customer base, both demographically and geographically, enhance existing product lines, accelerate new product innovation, and improve customer service. Furthermore, despite the challenges during 2017, our brand remained strong and YETI awareness continued to grow. Today, we operate a more balanced omni‑channel distribution model, anchored by a stronger and more diversified retailer network and more powerful DTC platform, with a wider range of products. As a result, we believe that we are better positioned to achieve sustainable long‑term growth.

Results of Operations

Components of Our Results of Operations. Net sales are comprised of wholesale channel sales to our retail partners and sales through our DTC channel. Net sales in both channels reflect the impact of product returns as well as discounts for certain sales programs or promotions.

We believe that our net sales include a seasonal component. In our wholesale and DTC channels, we expect our net sales to be highest in our second and fourth quarters, with the first quarter generating the lowest sales. We expect this seasonality will continue to be a factor in our results of operations.

We discuss the net sales of our products in our two primary categories: Coolers & Equipment and Drinkware. The Coolers & Equipment category includes hard coolers, soft coolers, outdoor equipment products, and various accessories to these core products as well as replacement parts. Likewise, Drinkware accessories are included in the Drinkware category. In addition, the Other category is primarily YETI ICE, YETI logo tee shirts, hats, and other miscellaneous products. As a result of our more balanced omni‑channel distribution model and wider range of products, we expect our net sales will continue to increase while our net sales growth rate may moderate.

Gross profit reflects net sales less cost of goods sold, which primarily includes the purchase cost of our products from our third‑party contract manufacturers, inbound freight and duties, product quality testing and inspection costs, depreciation on molds and equipment that we own, and our cost of customizing Drinkware products.

We calculate gross margin as gross profit divided by net sales. Gross margin in our DTC sales channel is generally higher than that on sales in our wholesale channel. We anticipate that our DTC net sales may grow at a faster rate than our net sales in our wholesale channel. If so, and if we are able to realize greater economies of scale, we would expect a favorable impact to aggregate gross margin over time. This favorable anticipated gross margin impact may not be realized or may be offset by other unfavorable gross margin factors. Additionally, any new products that we develop, or our planned expansion into new geographies, may impact our future gross margin.

SG&A expenses consist primarily of marketing costs, employee compensation and benefits costs, costs of our outsourced warehousing and logistics operations, costs of operating on third‑party DTC marketplaces, professional fees and services, cost of non‑cash stock‑based compensation, cost of product shipment to our customers, and general corporate infrastructure expenses. We anticipate that SG&A will increase in the future based on our plans to increase staff levels, open additional retail stores, expand marketing activities, and bear additional costs as a public company, but to decrease as a percentage of net sales over time. In particular, we intend to open a company store for employees in the fourth quarter of 2018 and additional retail stores in 2019.

Change in Fiscal Year and Reporting Calendar. Effective January 1, 2017, we converted our fiscal year-end from a calendar year ending December 31 to a “52‑53 week” year ending on the Saturday closest in proximity to December 31, such that each quarterly period will be 13 weeks in length, except during a 53‑week year when the fourth quarter will be 14 weeks. This did not have a material effect on our consolidated financial statements and, therefore, we did not retrospectively adjust our financial statements.

Statement of Operations Data

The following table sets forth selected statement of operations data, and their corresponding percentage of net sales, for the periods indicated. The discussion below should be read in conjunction with the following table and our unaudited financial statements, and related notes:

	Three Months Ended				Nine Months Ended
(dollars in thousands)	September 29, 2018		September 30, 2017		September 29, 2018		September 30, 2017
Statement of Operations
Net sales	$196,109	100%	$183,032	100%	$537,654	100%	$437,140	100%
Cost of goods sold	98,568	50%	100,840	55%	282,354	53%	235,662	54%
Gross profit	97,541	50%	82,192	45%	255,300	47%	201,478	46%
Selling, general, and administrative expenses	69,417	35%	57,473	31%	190,746	35%	161,381	37%
Operating income	28,124	14%	24,719	14%	64,554	12%	40,097	9%
Interest expense	(7,755)	4%	(8,351)	5%	(24,474)	5%	(23,961)	5%
Other (expense) income	(214)	0%	111	0%	(325)	0%	1,261	0%
Income before income taxes	20,155	10%	16,479	9%	39,755	7%	17,397	4%
Income tax expense	(3,125)	2%	(5,208)	3%	(7,161)	1%	(5,970)	1%
Net income	$17,030	9%	$11,271	6%	$32,594	6%	$11,427	3%
Adjusted Operating Income(1)	31,682	16%	24,552	13%	78,324	15%	47,895	11%
Adjusted Net Income(1)	20,188	10%	11,164	6%	43,641	8%	16,431	4%
Adjusted EBITDA(1)	$38,415	20%	$30,478	17%	$96,831	18%	$64,327	15%

(1)

For the definitions of Adjusted Operating Income, Adjusted Net Income, Adjusted EBITDA and a reconciliation of such measures to operating income, net income, and net income, respectively, see “Non-GAAP Financial Measures” below.

Three Months Ended September 29, 2018 Compared to September 30, 2017

Net Sales

	Three Months Ended
	September 29,	September 30,	Change
(dollars in millions)	2018	2017	$	%
Net sales	$196.1	$183.0	$13.1	7%

Net sales increased $13.1 million, or 7%, to $196.1 million for the three months ended September 29, 2018 compared to $183.0 million for the three months ended September 30, 2017. This increase was driven by growth across our DTC channel. Net sales in our wholesale channel decreased slightly by $0.1 million, or 0%, to $125.0 million for the three months ended September 29, 2018. The wholesale channel decrease was driven by lower Coolers & Equipment net sales, offset by an increase in Drinkware sales. The decrease in Coolers & Equipment net sales was driven by a prior year non-recurring disposition of certain prior generation, excess end‑of‑life soft cooler inventories through a peripheral bulk sales channel during the three months ended September 30, 2017. The increase in Drinkware net sales in our wholesale channel was a result of replenishment orders from our retail partners caused by strong product sell‑through, sales of new products, and additional colorways for existing products. Net sales through our DTC channel increased by $13.2 million, or 23%, to $71.2 million for the three months ended September 29, 2018. DTC net sales increased across both Coolers & Equipment and Drinkware, but most significantly in Drinkware. DTC sales were driven by an increase in customer purchases on our website, YETI.com, and YETI Authorized on the Amazon Marketplace, as well as increased consumer and corporate customized Drinkware, primarily from YETIcustomshop.com.

Net sales in our two primary product categories were as follows:

•

Coolers & Equipment net sales decreased by $16.2 million, or 16%, to $86.7 million for the three months ended September 29, 2018 compared to $102.9 million for the three months ended September 30, 2017. The decrease was driven by disposition of certain prior generation, excess end‑of‑life soft cooler inventories through a peripheral bulk sales channel during the three months ended September 30, 2017, which was not repeated. While Coolers & Equipment net sales decreased overall, it benefitted from the expansion of our soft cooler products, as well as the introduction of several storage, transport, and outdoor living products.

•

Drinkware net sales increased by $28.3 million, or 37%, to $104.0 million for the three months ended September 29, 2018 compared to $75.8 million for the three months ended September 30, 2017. Drinkware net sales benefitted from the expansion of our Drinkware product line, new Drinkware accessories, and the introduction of new Drinkware colorways.

Gross Profit

	Three Months Ended
	September 29,	September 30,	Change
(dollars in millions)	2018	2017	$	%
Gross profit	$97.5	$82.2	$15.3	19%
Gross margin (Gross profit as a % of net sales)	49.7%	44.9%

Gross profit increased $15.3 million, or 19%, to $97.5 million for the three months ended September 29, 2018 compared to $82.2 million for the three months ended September 30, 2017. Gross margin increased 480 basis points for the three months ended September 29, 2018 to 49.7% from 44.9% for the three months ended September 30, 2017. The increase in gross margin was primarily driven by:

•	cost improvements across our product portfolio, which favorably impacted gross margin by approximately 270 basis points;
•

disposition of certain prior generation, excess end‑of‑life soft cooler inventories through a peripheral bulk sales channel at a low gross margin during the prior period, which increased gross margin by approximately 160 basis points;

•	leveraging fixed costs on higher net sales, which favorably impacted gross margin by approximately 150 basis points;
•	charges incurred in the prior period for inventory reserves that were not repeated in the current year, which favorably impacted gross margin by approximately 140 basis points; and
•	increased higher margin DTC channel sales, which favorably impacted gross margin by approximately 110 basis points.

These increases in gross margin in the three months ended September 29, 2018 were partially offset by the unfavorable impact of:

•

price reductions on select hard cooler and soft cooler products in the second half of 2017 and in 2018 to reposition these products in the market to create pricing space for planned new product introductions, which reduced gross margin by approximately 340 basis points.

Selling, General, and Administrative Expenses

	Three Months Ended
	September 29,	September 30,	Change
(dollars in millions)	2018	2017	$	%
Selling, general, and administrative expenses	$69.4	$57.5	$11.9	21%
SG&A as a % of net sales	35.4%	31.4%

SG&A expenses increased by $11.9 million, or 21%, to $69.4 million for the three months ended September 29, 2018 compared to $57.5 million for the three months ended September 30, 2017. As a percentage of net sales, SG&A increased 400 basis points to 35.4% for the three months ended September 29, 2018. The increase in SG&A was driven mainly by increases in the following: employee wages and benefits of $4.9 million due to increased headcount and incentive compensation; professional fees of $4.2 million; facility and utility expenses of $1.0 million; outbound freight expense of $0.8 million; credit card processing fees of $0.8 million; and property taxes of $0.6. These SG&A increases were partially offset by a reduction of $0.6 million in marketing expenses.

Non‑Operating Expenses

Interest expense was $7.8 million for the three months ended September 29, 2018 compared to $8.4 million for the three months ended September 30, 2017. The decrease in interest expense was primarily due to decreased balances on our Credit Facility  (as defined below) on which the interest expense is calculated. See further discussion of our Credit Facility in “—Liquidity and Capital Resources” below.

Income tax expense was $3.1 million for the three months ended September 29, 2018 compared to $5.2 million for the three months ended September 30, 2017. The effective tax rate for the three months ended September 29, 2018 was 16% compared to 32% for the three months ended September 30, 2017. The decrease in income tax expense and the effective tax rate was primarily due to the reduction in the U.S. corporate income tax rate from 35% to 21%, enacted as part of the Act, and the revaluation of deferred tax assets for state income taxes.

Nine Months Ended September 29, 2018 Compared to September 30, 2017

Net Sales

	Nine Months Ended
	September 29,	September 30,	Change
(dollars in millions)	2018	2017	$	%
Net sales	$537.7	$437.1	$100.5	23%

Net sales increased $100.5 million, or 23%, to $537.7 million for the nine months ended September 29, 2018 compared to $437.1 million for the nine months ended September 30, 2017. This increase was driven by growth across both our wholesale and DTC channels. Net sales in our wholesale channel increased $42.0 million, or 13%, to $360.7 million for the nine months ended September 29, 2018. The growth in our wholesale channel net sales was primarily driven by increased Drinkware sales, partially offset by decreased Coolers & Equipment net sales. The decrease in Coolers & Equipment net sales was driven by disposition of certain prior generation, excess end‑of‑life soft cooler inventories through a peripheral bulk sales channel during the nine months ended September 30, 2017.  Overall, wholesale channel net sales grew as a result of replenishment orders from our retail partners caused by strong product sell‑through, sales of new products, and additional colorways for existing products. Net sales through our DTC channel increased by $58.6 million, or 49%, to $176.9 million for the nine months ended September 29, 2018. DTC sales increased across all categories, but most significantly in Drinkware. DTC sales were driven by an increase in customer purchases on our website, YETI.com, and YETI Authorized on the Amazon Marketplace, as well as increased consumer and corporate customized Drinkware and hard cooler sales, primarily from YETIcustomshop.com.

Net sales in our two primary product categories were as follows:

•

Coolers & Equipment net sales increased by $10.8 million, or 5%, to $240.0 million for the nine months ended September 29, 2018 compared to $229.2 million for the nine months ended September 30, 2017. Coolers & Equipment net sales benefitted from a continued increase in hard cooler sales and the expansion of our soft cooler products, as well as the introduction of several storage, transport, and outdoor living products.

•

Drinkware net sales increased by $86.3 million, or 44%, to $280.7 million for the nine months ended September 29, 2018 compared to $194.4 million for the nine months ended September 30, 2017. Drinkware net sales benefitted from the expansion of our Drinkware product line, new Drinkware accessories, and the introduction of new Drinkware colorways.

Gross Profit

	Nine Months Ended
	September 29,	September 30,	Change
(dollars in millions)	2018	2017	$	%
Gross profit	$255.3	$201.5	$53.8	27%
Gross margin (Gross profit as a % of net sales)	47.5%	46.1%

Gross profit increased $53.8 million, or 27%, to $255.3 million for the nine months ended September 29, 2018 compared to $201.5 million for the nine months ended September 30, 2017. Gross margin increased 140 basis points for the nine months ended September 29, 2018 to 47.5% from 46.1% for the nine months ended September 30, 2017. The increase in gross margin was primarily driven by:

•	cost improvements across our product portfolio, which favorably impacted gross margin by approximately 150 basis points;
•	increased higher margin DTC channel sales, which favorably impacted gross margin by approximately 140 basis points;
•	charges incurred in the prior period for inventory reserves that was not repeated in the current year, which favorably impacted gross margin by approximately 90 basis points;
•	charges incurred in the prior period for price protection related to our first-generation Hopper, which favorably impacted gross margin by approximately 80 basis points;
•	leveraging fixed costs on higher net sales, which favorably impacted gross margin by approximately 70 basis points; and
•

disposition of certain prior generation, excess end‑of‑life soft cooler inventories through a peripheral bulk sales channel at a low gross margin during the prior period, which increased gross margin by approximately 30 basis points.

These increases in gross margin in the nine months ended September 29, 2018 were partially offset by the unfavorable impact of:

•

price reductions on select hard cooler, soft cooler, and Drinkware products in the second half of 2017 and in 2018 to reposition these products in the market to create pricing space for planned new product introductions, which reduced gross margin by approximately 420 basis points.

Selling, General, and Administrative Expenses

	Nine Months Ended
	September 29,	September 30,	Change
(dollars in millions)	2018	2017	$	%
Selling, general, and administrative expenses	$190.7	$161.4	$29.4	18%
SG&A as a % of net sales	35.5%	36.9%

SG&A expenses increased by $29.4 million, or 18%, to $190.7 million for the nine months ended September 29, 2018 compared to $161.4 million for the nine months ended September 30, 2017. As a percentage of net sales, SG&A decreased 140 basis points to 35.5% for the nine months ended September 29, 2018. The increase in SG&A was driven mainly by increases in the following: employee wages and benefits of $11.7 million due to increased headcount and incentive compensation; Amazon Marketplace fees of $5.4 million; professional fees of $4.1 million; warehousing and logistics and outbound freight expense of $4.0 million; information technology expenses of $2.8 million; property taxes of $1.8 million; depreciation and amortization of $1.7 million; credit card processing fees of $1.7 million; facility and utility costs of $1.1 million; fees associated with sales through a peripheral bulk sales channel of $0.9 million; non‑cash stock‑based compensation expense of $0.8 million; and travel and entertainment expenses of $0.5 million. These SG&A increases were partially offset by a reduction of $7.0 million in marketing expenses.

Non‑Operating Expenses

Interest expense was $24.5 million for the nine months ended September 29, 2018 compared to $24.0 million for the nine months ended September 30, 2017. The increase in interest expense was primarily due to increased amortization of deferred financing fees in connection with the amendment to our Credit Facility on July 15, 2017. See further discussion of our Credit Facility in “—Liquidity and Capital Resources” below.

Income tax expense was $7.2 million for the nine months ended September 29, 2018 compared to $6.0 million for the nine months ended September 30, 2017.  The increase in income tax expense is due to higher income before income taxes.  The effective tax rate for the nine months ended September 29, 2018 was 18% compared to 34% for the nine months ended September 30, 2017. The decrease in the effective tax rate was primarily due to the reduction in the U.S. corporate income tax rate from 35% to 21%, enacted as part of the Act, and the revaluation of deferred tax assets for state income taxes.

Non‑GAAP Financial Measures

Adjusted Operating Income and Adjusted Net Income are defined as operating income and net income adjusted for non-cash stock-based compensation expense, asset impairment charges, investments in new retail locations and international market expansion, transition to Cortec majority ownership, transition to the ongoing senior management team, and transition to a public company, and, in the case of Adjusted Net Income, also adjusted for early extinguishment of debt and the tax impact of such adjustments. Adjusted EBITDA is defined as net income before interest expense, income tax expense, depreciation and amortization expense, non-cash stock-based compensation expense, early extinguishment of debt, asset impairment charges, investments in new retail locations and international market expansion, transition to Cortec majority ownership, transition to the ongoing senior management team, and transition to a public company. The expenses incurred related to these transitional events include: management fees and contingent consideration related to the transition to Cortec majority ownership; severance, recruiting, and relocation costs related to the transition to our ongoing senior management team; consulting fees, recruiting fees, salaries and travel costs related to members of our Board of Directors, fees associated with Sarbanes-Oxley Act compliance, and incremental audit and legal fees in connection with our transition to a public company. All of these transitional costs are reported in selling, general, and administrative, or SG&A, expenses.

Adjusted Operating Income, Adjusted Net Income, and Adjusted EBITDA are not defined under GAAP and may not be comparable to similarly titled measures reported by other entities. We use these non-GAAP measures, along with GAAP measures, as a measure of profitability. These measures help us compare our performance to other companies by removing the impact of our capital structure; the effect of operating in different tax jurisdictions; the impact of our asset base, which can vary depending on the book value of assets and methods used to compute depreciation and amortization; the effect of non-cash stock-based compensation expense, which can vary based on plan design, share price, share price volatility, and the expected lives of equity instruments granted; as well as certain expenses related to what we believe are events of a transitional nature. We also disclose Adjusted Operating Income, Adjusted Net Income, and Adjusted EBITDA as a percentage of net sales to provide a measure of relative profitability.

We believe these non-GAAP measures, when reviewed in conjunction with GAAP financial measures, and not in isolation or as substitutes for analysis of our results of operations under GAAP, are useful to investors as they are widely used measures of performance and the adjustments we make to these non-GAAP measures provide investors further insight into our profitability and additional perspectives in comparing our performance to other companies and in comparing our performance over time on a consistent basis. Adjusted Operating Income, Adjusted Net Income, and Adjusted EBITDA have limitations as profitability measures in that they do not include the effect of non-cash stock-based compensation expense, the effect of asset impairments, the effect of investments in new retail locations and international market expansion, and the impact of certain expenses related to transitional events that are settled in cash. Adjusted EBITDA has limitations as a profitability measures in that it does not include interest expense on our debts, our provisions for income taxes, and the effect of our expenditures for capital assets and certain intangible assets. Because of these limitations, we rely primarily on our GAAP results.

In the future, we may incur expenses similar to those for which adjustments are made in calculating Adjusted Operating Income, Adjusted Net Income, and Adjusted EBITDA. Our presentation of these non-GAAP measures should not be construed as a basis to infer that our future results will be unaffected by extraordinary, unusual, or non-recurring items.

The following table reconciles operating income to Adjusted Operating Income, net income to Adjusted Net Income, and net income to Adjusted EBITDA for the periods presented.

	Three Months Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
(dollars in thousands)	2018	2017	2018	2017
Operating income	$28,124	$24,719	$64,554	$40,097
Adjustments:
Non-cash stock-based compensation expense(a)(b)	2,923	2,678	10,031	9,186
Investments in new retail locations and international market expansion(a)(d)	52	—	292	—
Transition to Cortec majority ownership(a)(e)	—	—	750	750
Transition to the ongoing senior management team(a)(f)	350	90	1,694	90
Transition to a public company(a)(g)	233	(2,935)	1,003	(2,228)
Adjusted Operating Income	$31,682	$24,552	$78,324	$47,895
Net income	$17,030	$11,271	$32,594	$11,427
Adjustments:
Non-cash stock-based compensation expense(a)(b)	2,923	2,678	10,031	9,186
Early extinguishment of debt(c)	614	—	614	—
Investments in new retail locations and international market expansion(a)(d)	52	—	292	—
Transition to Cortec majority ownership(a)(e)	—	—	750	750
Transition to the ongoing senior management team(a)(f)	350	90	1,694	90
Transition to a public company(a)(g)	233	(2,935)	1,003	(2,228)
Tax impact of adjusting items(h)	(1,014)	60	(3,337)	(2,794)
Adjusted Net Income	$20,188	$11,164	$43,641	$16,431
Net income	$17,030	$11,271	$32,594	$11,427
Adjustments:
Interest expense	7,755	8,351	24,474	23,961
Income tax expense	3,125	5,208	7,161	5,970
Depreciation and amortization expense(i)	6,333	5,815	18,218	15,171
Non-cash stock-based compensation expense(a)(b)	2,923	2,678	10,031	9,186
Early extinguishment of debt(c)	614	—	614	—
Investments in new retail locations and international market expansion(a)(d)	52	—	292	—
Transition to Cortec majority ownership(a)(e)	—	—	750	750
Transition to the ongoing senior management team(a)(f)	350	90	1,694	90
Transition to a public company(a)(g)	233	(2,935)	1,003	(2,228)
Adjusted EBITDA	$38,415	$30,478	$96,831	$64,327
Net sales	$196,109	$183,032	$537,654	$437,140
Net income as a % of net sales	8.7%	6.2%	6.1%	2.6%
Adjusted operating income as a % of net sales	16.2%	13.4%	14.6%	11.0%
Adjusted net income as a % of net sales	10.3%	6.1%	8.1%	3.8%
Adjusted EBITDA as a % of net sales	19.6%	16.7%	18.0%	14.7%

(a)	All of these costs are reported SG&A expenses.
(b)

For the three months ended September 29, 2018 and September 30, 2017, non-cash stock-based compensation expense was $2.9 million and $2.7 million, respectively. For the nine months ended September 29, 2018 and September 30, 2017, non-cash stock-based compensation expense was $10.0 million and $9.2 million, respectively.

(c)	Represents preliminary accelerated amortization of deferred financing fees caused by early debt paydown of the Credit Facility during the three months ended September 29, 2018.
(d)	Represents retail store pre-opening expenses and costs for expansion into new international markets.
(e)

Represents management fees of $0 and $0 for the three months ended September 29, 2018 and September 30, 2017, respectively. For the nine months ended September 29, 2018 and September 30, 2017, management fees were $0.8 million and $0.8 million, respectively.

(f)	Represents severance, recruiting, and relocation costs related to the transition to our ongoing senior management team.

(g)

Represents fees and expenses in connection with our transition to a public company, including consulting fees, recruiting fees, salaries, and travel costs related to members of our Board of Directors, fees associated with Sarbanes-Oxley Act compliance, and incremental audit and legal fees associated with being a public company. For the three and nine months ended September 30, 2017, the expenses included an accrual reversal related to our 2016 IPO attempt.

(h)

Tax impact of adjustments calculated at a 24% and 36% tax rate for the three months ended September 29, 2018 and September 30, 2017, respectively. For the nine months ended September 29, 2018 and September 30, 2017, the tax rate used to calculate the tax impact of adjustments was 23% and 36%, respectively.

(i)	These costs are reported in SG&A expenses and cost of goods sold.

Liquidity and Capital Resources

Historically, our cash requirements have principally been for working capital purposes and long-term debt paydowns. We fund our working capital, primarily inventory, and accounts receivable, from cash flows from operating activities, cash on hand, and borrowings under our revolving credit facility.

At September 29, 2018, we had $52.1 million in cash on hand, no outstanding borrowings under our revolving credit facility, and $80.0 million available for borrowing under our revolving credit facility. At September 30, 2017 we had $34.7 million in cash on hand, $40.0 million in outstanding borrowings under our revolving credit facility, and $60.0 million available for borrowing under our revolving credit facility.

On October 24, 2018, the Company completed its initial public offering (the "IPO") of 16,000,000 shares of our common stock, including 2,500,000 shares of our common stock sold by the Company and 13,500,000 shares of our common stock sold by selling stockholders. The underwriters were also granted an option to purchase up to an additional 2,400,000 shares from the selling stockholders, at the public offering price, less the underwriting discount, for 30 days after October 24, 2018. The shares were sold at the IPO price of $18.00 per share for net proceeds of $42.4 million to the Company, after deducting underwriting discounts and commissions of $2.6 million. The Company did not receive any proceeds from the sale of shares of common stock by the selling stockholders. Offering costs incurred by the Company are expected to total approximately $4.4 million. On November 29, 2018, we made voluntary principal payments on our term loan A and term loan B in the amount of $2.4 million and $47.6 million, respectively, using the net proceeds from our IPO and additional cash on hand. After the voluntary debt payments, we had outstanding borrowings of $342.5 million and $0 under our term loan A and term loan B, respectively.

The recent changes in our working capital requirements generally reflect the growth in our business. Although we cannot predict with certainty all of our particular short‑term cash uses or the timing or amount of cash requirements, to operate and grow our business, we believe that our available cash on hand, along with amounts available under our Credit Facility will be sufficient to satisfy our liquidity requirements for at least the next twelve months. However, the continued growth of our business, including our expansion into international markets and opening and operating our own retail locations, may significantly increase our expenses (including our capital expenditures) and cash requirements. For example, we currently anticipate incurring capital expenditures in the fourth quarter of 2018 of approximately $4.0 million for technology systems infrastructure, and approximately $2.0 million related to our opening of retail stores in the fourth quarter of 2018 or the first half of 2019, as well as investments in production molds and tooling and equipment. In addition, the amount of our future product sales is difficult to predict, and actual sales may not be in line with our forecasts. As a result, we may be required to seek additional funds in the future from issuances of equity or debt, obtaining additional credit facilities, or loans from other sources.

Cash Flows

	Nine Months Ended
	September 29,	September 30,
(dollars in thousands)	2018	2017
Cash flows provided by (used in):
Operating activities	$118,834	$71,119
Investing activities	(23,926)	(36,906)
Financing activities	(96,472)	(20,851)

Operating activities

Our cash flow from operating activities consists primarily of net income adjusted for certain non‑cash items. Adjustments to net income for non‑cash items include depreciation and amortization, amortization of deferred loan costs, stock‑based compensation, deferred income taxes, impairment of long-lived assets, and gain on disposal of long-lived assets. In addition, our operating cash flows include the effect of changes in operating assets and liabilities, principally inventory, accounts receivable, income taxes, prepaid expenses, deposits and other assets, accounts payable, and accrued expenses.

Net cash provided by operating activities was $118.8 million in the nine months ended September 29, 2018, compared to $71.1 million in the nine months ended September 30, 2017. The increase in net cash provided by operating activities was due to changes in accounts receivable, which increased operating cash flow by $34.9 million, primarily driven by an increased mix of DTC sales, which have shorter collection terms; and an increase in net income, after adjusting for non-cash items, of $14.3 million.

Investing activities

Cash used in investing activities was $23.9 million and $36.9 million in the nine months ended September 29, 2018 and September 30, 2017, respectively. The decrease in net cash used in investing activities was primarily due to lower capital expenditures in fiscal 2018 compared to fiscal 2017 due to significant cash outflows we incurred in fiscal 2017 for the implementation of ERP and CRM systems; partially offset by higher cash outflows in fiscal 2018 for intangible assets due to increased spend on trade dress and trademark assets and higher cash inflows in fiscal 2017 related to settlement payments from litigation matters.

Financing activities

Cash used in financing activities was $96.5 million and $20.9 million in the nine months ended September 29, 2018 and September 30, 2017, respectively. The increase in net cash used in financing activities was primarily due to increased voluntary payments of long-term debt in the nine months ended September 29, 2018 and increased borrowings on our revolving credit facility in the nine months ended September 30, 2017.

Credit Facility

On May 19, 2016, we entered into a Credit Agreement with certain lenders and Bank of America, N.A. as administrative agent (as amended, the “Credit Facility”). The Credit Facility provides for (a) a revolving credit facility, (b) a term loan A, and (c) a term loan B. All borrowings under the Credit Facility bear interest at a variable rate based on prime, federal funds, or LIBOR plus an applicable margin based on our total net leverage ratio. As of September 29, 2018, our interest rates on term loan A and term loan B were 6.25% and 7.75%, respectively. Interest is due at the end of each quarter if we have selected to pay interest based on the base rate or at the end of each LIBOR period if we have selected to pay interest based on LIBOR.

On July 15, 2017, we amended the Credit Facility to reset the net leverage ratio covenant for the period ending June 2017 through December 2018.

At September 29, 2018, we had $392.5 million outstanding under the Credit Facility, excluding debt issuance costs. At December 30, 2017, we had $481.7 million outstanding under the Credit Facility, excluding debt issuance costs.

Revolving Credit Facility

The revolving credit facility, which matures May 19, 2021, allows us to borrow up to $100.0 million, including the ability to issue up to $20.0 million in letters of credit. While our issuance of letters of credit does not increase our borrowings outstanding under our revolving credit facility, it does reduce the amount available. As of December 30, 2017 and September 29, 2018, we had no borrowings outstanding under the revolving credit facility. As of September 29, 2018, we had issued $20.0 million in letters of credit with a 4.0% annual fee to supplement our supply chain finance program.

Term Loan A

The term loan A is a $445.0 million term loan facility, maturing on May 19, 2021. Principal payments of $11.1 million are due quarterly with the entire unpaid balance due at maturity. As of September 29, 2018, we had $344.9 million outstanding under term loan A, excluding debt issuance costs.

Term Loan B

The term loan B is a $105.0 million term loan facility, maturing on May 19, 2022. Principal payments of $0.3 million are due quarterly with the entire unpaid balance due at maturity. As of September 29, 2018, we had $47.6 million outstanding under term loan B, excluding debt issuance costs.

Other Terms of the Credit Facility

We may request incremental term loans, incremental equivalent debt, or revolving commitment increases (we refer to each as an Incremental Increase) of amounts of not more than $125.0 million in total plus an additional amount if our total secured net leverage ratio (as defined in the Credit Facility) is equal to or less than 2.50 to 1.00. In the event that any lenders fund any of the Incremental Increases, the terms and provisions of each Incremental Increase, including the interest rate, shall be determined by us and the lenders, but in no event shall the terms and provisions, when taken as a whole and subject to certain exceptions, of the applicable Incremental Increase, be more favorable to any lender providing any portion of such Incremental Increase than the terms and provisions of the loans provided under the revolving credit facility, the term loan A, and the term loan B, as applicable.

The Credit Facility is (a) jointly and severally guaranteed by YETI Coolers and  YCD, our wholly owned subsidiaries, and any future subsidiaries that execute a joinder to the guaranty and collateral agreement (together, the “Guarantors”) and (b) secured by a first priority lien on substantially all of our and the Guarantors’ assets, subject to certain customary exceptions.

The Credit Facility requires us to comply with certain financial ratios, including:

•

at the end of each fiscal quarter, a total net leverage ratio (as defined in the Credit Facility) for the four quarters then ended of not more than 6.50 to 1.00, 5.50 to 1.00, 4.50 to 1.00, and 4.25 to 1.00, 4.00 to 1.00, and 3.50 to 1.00 for the quarters ended December 30, 2017, March 31, 2018, June 30, 2018, September 30, 2018, December 31, 2018, and March 31, 2019 and thereafter, respectively; and

•	at the end of each fiscal quarter, an interest coverage ratio (as defined in the Credit Facility) for the four quarters then ended of not less than 3.00 to 1.00.

In addition, the Credit Facility contains customary financial and non‑financial covenants limiting, among other things, mergers and acquisitions; investments, loans, and advances; affiliate transactions; changes to capital structure and the business; additional indebtedness; additional liens; the payment of dividends; and the sale of assets, in each case, subject to certain customary exceptions. The Credit Facility contains customary events of default, including payment defaults, breaches of representations and warranties, covenant defaults, defaults under other material debt, events of bankruptcy and insolvency, failure of any guaranty or security document supporting the Credit Facility to be in full force and effect, and a change of control of our business. We were in compliance with all covenants under the Credit Facility as of September 29, 2018.

Contractual Obligations. There have been no material changes to our contractual obligations as compared to the contractual obligations disclosed as of December 30, 2017 under “Management’s Discussion and Analysis of Financial Condition and Results of Operations– Liquidity and Capital Resources” in our Final Prospectus.

Off‑Balance Sheet Arrangements. We did not have any off‑balance sheet arrangements as of September 29, 2018.

Critical Accounting Policies

Our unaudited condensed consolidated financial statements are prepared in accordance with U.S. GAAP. The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ materially from those estimates.

There have been no material changes to our critical accounting policies as compared to the critical accounting policies and significant judgments and estimates disclosed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” in the Final Prospectus. For additional information, please refer to Note 1 of our condensed consolidated financial statements in this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in our primary risk exposures or management of market risks from those disclosed in our the Final Prospectus under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Quantitative and Qualitative Disclosures About Market Risk.”

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We are subject to the periodic reporting requirements of the Securities Exchange Act of 1934, or Exchange Act. We have designed our disclosure controls and procedures to provide reasonable assurance that information we disclose in reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, or the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosures. Disclosure controls and procedures, no matter how well‑conceived and operated, can provide reasonable, but not absolute, assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q.

Based on the evaluation of our disclosure controls and procedures as of September 29, 2018, our Chief Executive Officer and Chief Financial Officer concluded that, as a result of material weaknesses in our internal control over financial reporting as described below, our disclosure controls and procedures were not effective as of September 29, 2018.

Changes in Internal Control over Financial Reporting

During the preparation of our financial statements for 2017, we identified material weaknesses in our internal control over financial reporting. Under standards established by the Public Company Accounting Oversight Board, a material weakness is a deficiency or combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected and corrected on a timely basis.

The material weaknesses related to IT general controls weaknesses in managing access and change in our significant financial systems; and failure to properly detect and analyze issues in the accounting system related to inventory valuation.

We have implemented measures designed to improve our internal control over financial reporting to address the underlying causes of these material weaknesses, including:

•	completing a significant number of the identified required remediation activities within a comprehensive IT general controls remediation plan for our SAP environment to improve general controls; and
•	initiating weekly inventory reconciliation activities to allow for more timely identification of inventory adjustments and errors.

We continue to work on other remediation initiatives including:

•	documenting and implementing revised delegation of authority and transaction approval policies;
•	addressing remaining remediation activities within our SAP environment and across our other financially significant IT systems; and
•	working closely with our third‑party logistics provider on improvements to their inventory tracking activities and reporting processes.

In accordance with the provisions of the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), we and our independent registered public accounting firm were not required to, and did not, perform an evaluation of our internal control over financial reporting as of December 30, 2017 in accordance with the provisions of Section 404 of the Sarbanes‑Oxley Act. Accordingly, we cannot assure you that we have identified all, or that we will not in the future have additional, material weaknesses. Other than the changes intended to remediate the material weaknesses described above, there were no changes in our internal control over financial reporting during the three months ended September 29, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations in Effectiveness of Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures, or our internal controls, will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.  These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by individuals or groups of persons or by an unauthorized override of the controls. Accordingly, because of the inherent limitations in our control system, misstatements in our public reports due to error or fraud may occur and not be detected.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we are involved in various legal proceedings. Although no assurance can be given, we do not believe that any of our currently pending proceedings will have a material adverse effect on our financial condition, cash flows, or results of operations.

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. These risks include, but are not limited to, those material risks described below, each of which may be relevant to an investment decision. You should carefully consider the risks and uncertainties described below, together with all of the other information contained in this Quarterly Report on Form 10-Q, including, but not limited to, the section titled “Management's Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes, before deciding whether to invest in shares of our common stock.  The following description of risk factors includes any material changes to, and supersedes the description of, risk factors associated with the Company’s business previously disclosed in the Company’s registration Statement on Form S-1 (Registration No. 333-227578) under the heading “Risk Factors.” The business, financial condition, and operating results of the Company can be affected by a number of factors, whether currently known or unknown, including but not limited to those described below, any one or more of which could, directly or indirectly, cause the Company’s actual financial condition and operating results to vary materially from past, or from anticipated future, financial condition, and operating results. Any of these factors, in whole or in part, could materially and adversely affect the Company’s business, financial condition, operating results, and stock price. If any of the following risks or other risks actually occur, our business, financial condition, operating results, and future prospects could be materially harmed. In that event, the market price of our common stock could decline, and you could lose part or all of your investment.

The following discussion of risk factors contains forward-looking statements. Because of the following factors, as well as other factors affecting the Company’s financial condition and operating results, past financial performance should not be considered to be a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.

Risks Related to Our Business and Industry

Our business depends on maintaining and strengthening our brand to generate and maintain ongoing demand for our products, and a significant reduction in such demand could harm our results of operations.

The YETI name and premium brand image are integral to the growth of our business, as well as to the implementation of our strategies for expanding our business. Our success depends on the value and reputation of our brand, which, in turn, depends on factors such as the quality, design, performance, functionality, and durability of our products, the image of our e-commerce platform and retail partner floor spaces, our communication activities, including advertising, social media, and public relations, and our management of the customer experience, including direct interfaces through customer service. Maintaining, promoting, and positioning our brand are important to expanding our customer base, and will depend largely on the success of our marketing and merchandising efforts and our ability to provide consistent, high quality customer experiences. We intend to make substantial investments in these areas in order to maintain and enhance our brand, and such investments may not be successful. Ineffective marketing, negative publicity, product diversion to unauthorized distribution channels, product or manufacturing defects, counterfeit products, unfair labor practices, and failure to protect the intellectual property rights in our brand are some of the potential threats to the strength of our brand, and those and other factors could rapidly and severely diminish customer confidence in us. Furthermore, these factors could cause our customers to lose the personal connection they feel with the YETI brand. We believe that maintaining and enhancing our brand image in our current markets and in new markets where we have limited brand recognition is important to expanding our customer base. If we are unable to maintain or enhance our brand in current or new markets, our growth strategy and results of operations could be harmed.

If we are unable to successfully design and develop new products, our business may be harmed.

To maintain and increase sales we must continue to introduce new products and improve or enhance our existing products. The success of our new and enhanced products depends on many factors, including anticipating consumer preferences, finding innovative solutions to consumer problems, differentiating our products from those of our competitors, and maintaining the strength of our brand. The design and development of our products is costly, and we typically have several products in development at the same time. Problems in the design or quality of our products, or delays in product introduction, may harm our brand, business, financial condition, and results of operations.

Our business could be harmed if we are unable to accurately forecast our results of operations and growth rate.

We may not be able to accurately forecast our results of operations and growth rate. Forecasts may be particularly challenging as we expand into new markets and geographies and develop and market new products. Our historical sales, expense levels, and profitability may not be an appropriate basis for forecasting future results.

Failure to accurately forecast our results of operations and growth rate could cause us to make poor operating decisions and we may not be able to adjust in a timely manner. Consequently, actual results could be materially lower than anticipated. Even if the markets in which we compete expand, we cannot assure you that our business will grow at similar rates, if at all.

We may not be able to effectively manage our growth.

As we grow our business, slower growing or reduced demand for our products, increased competition, a decrease in the growth rate of our overall market, failure to develop and successfully market new products, or the maturation of our business or market could harm our business. We expect to make significant investments in our research and development and sales and marketing organizations, expand our operations and infrastructure both domestically and internationally, design and develop new products, and enhance our existing products. In addition, in connection with operating as a public company, we will incur significant additional legal, accounting, and other expenses that we did not incur as a private company. If our sales do not increase at a sufficient rate to offset these increases in our operating expenses, our profitability may decline in future periods.

We have expanded our operations rapidly since our inception. Our employee headcount and the scope and complexity of our business have increased substantially over the past several years. We have only a limited history operating our business at its current scale. Our management team does not have substantial tenure working together. Consequently, if our operations continue to grow at a rapid pace, we may experience difficulties in managing this growth and building the appropriate processes and controls. Continued growth may increase the strain on our resources, and we could experience operating difficulties, including difficulties in sourcing, logistics, recruiting, maintaining internal controls, marketing, designing innovative products, and meeting consumer needs. If we do not adapt to meet these evolving challenges, the strength of our brand may erode, the quality of our products may suffer, we may not be able to deliver products on a timely basis to our customers, and our corporate culture may be harmed.

Our marketing strategy of associating our brand and products with activities rooted in passion for the outdoors may not be successful with existing and future customers.

We believe that we have been successful in marketing our products by associating our brand and products with activities rooted in passion for the outdoors. To sustain long-term growth, we must continue to successfully promote our products to consumers who identify with or aspire to these activities, as well as to individuals who simply value products of uncompromising quality and design. If we fail to continue to successfully market and sell our products to our existing customers or expand our customer base, our sales could decline, or we may be unable to grow our business.

If we fail to attract new customers, or fail to do so in a cost-effective manner, we may not be able to increase sales.

Our success depends, in part, on our ability to attract customers in a cost-effective manner. In order to expand our customer base, we must appeal to and attract customers ranging from serious outdoor enthusiasts to individuals who simply value products of uncompromising quality and design. We have made, and we expect that we will continue to make, significant investments in attracting new customers, including through the use of YETI Ambassadors, traditional, digital, and social media, original YETI films, and participation in, and sponsorship of, community events. Marketing campaigns can be expensive and may not result in the cost-effective acquisition of customers. Further, as our brand becomes more widely known, future marketing campaigns may not attract new customers at the same rate as past campaigns. If we are unable to attract new customers, our business will be harmed.

Our growth depends, in part, on expanding into additional consumer markets, and we may not be successful in doing so.

We believe that our future growth depends not only on continuing to reach our current core demographic, but also continuing to broaden our retail partner and customer base. The growth of our business will depend, in part, on our ability to continue to expand our retail partner and customer bases in the United States, as well as into international markets, including Canada, Australia, Europe, Japan, and China. In these markets, we may face challenges that are different from those we currently encounter, including competitive, merchandising, distribution, hiring, and other difficulties. We may also encounter difficulties in attracting customers due to a lack of consumer familiarity with or acceptance of our brand, or a resistance to paying for premium products, particularly in international markets. We continue to evaluate marketing efforts and other strategies to expand the customer base for our products. In addition, although we are investing in sales and marketing activities to further penetrate newer regions, including expansion of our dedicated sales force, we cannot assure you that we will be successful. If we are not successful, our business and results of operations may be harmed.

Our net sales and profits depend on the level of consumer spending for our products, which is sensitive to general economic conditions and other factors.

Our products are discretionary items for customers. Therefore, the success of our business depends significantly on economic factors and trends in consumer spending. There are a number of factors that influence consumer spending, including actual and perceived economic conditions, consumer confidence, disposable consumer income, consumer credit availability, unemployment, and tax rates in the markets where we sell our products. Consumers also have discretion as to where to spend their disposable income and may choose to purchase other items or services if we do not continue to provide authentic, compelling, and high-quality products at appropriate price points. As global economic conditions continue to be volatile and economic uncertainty remains, trends in consumer discretionary spending also remain unpredictable and subject to declines. Any of these factors could harm discretionary consumer spending, resulting in a reduction in demand for our premium products, decreased prices, and harm to our business and results of operations.

The markets in which we compete are highly competitive and include numerous other brands and retailers that offer a wide variety of products that compete with our products; if we fail to compete effectively, we could lose our market position.

The markets in which we compete are highly competitive, with low barriers to entry. Numerous other brands and retailers offer a wide variety of products that compete with our cooler, drinkware, and other products, including our bags, storage, and outdoor lifestyle products and accessories. Competition in these product markets is based on a number of factors including product quality, performance, durability, styling, brand image and recognition, and price. We believe that we are one of the market leaders in both the U.S. premium cooler and premium stainless steel drinkware markets. We believe that we have been able to compete successfully largely on the basis of our brand, superior design capabilities, and product development, as well as on the breadth of our independent retailers, national retail partners, and growing DTC channel. Our competitors may be able to develop and market higher quality products that compete with our products, sell their products for lower prices, adapt to changes in consumers' needs and preferences more quickly, devote greater resources to the design, sourcing, distribution, marketing, and sale of their products, or generate greater brand recognition than us. In addition, as we expand into new product categories we have faced, and will continue to face, different and, in some cases, more formidable competition. We believe many of our competitors and potential competitors have significant competitive advantages, including longer operating histories, ability to leverage their sales efforts and marketing expenditures across a broader portfolio of products, global product distribution, larger and broader retailer bases, more established relationships with a larger number of suppliers and manufacturing partners, greater brand recognition, larger or more effective brand ambassador and endorsement relationships, greater financial strength, larger research and development teams, larger marketing budgets, and more distribution and other resources than we do. Some of our competitors may aggressively discount their products or offer other attractive sales terms in order to gain market share, which could result in pricing pressures, reduced profit margins, or lost market share. If we are not able to overcome these potential competitive challenges, effectively market our current and future products, and otherwise compete effectively against our current or potential competitors, our prospects, results of operations, and financial condition could be harmed.

Competitors have attempted and will likely continue to attempt to imitate our products and technology. If we are unable to protect or preserve our brand image and proprietary rights, our business may be harmed.

As our business continues to expand, our competitors have imitated, and will likely continue to imitate, our product designs and branding, which could harm our business and results of operations. Only a portion of the intellectual property used in the manufacture and design of our products is patented, and we therefore rely significantly on trade secrets, trade and service marks, trade dress, and the strength of our brand. We regard our patents, trade dress, trademarks, copyrights, trade secrets, and similar proprietary rights as critical to our success. We also rely on trade secret protection and confidentiality agreements with our employees, consultants, suppliers, manufacturers, and others to protect our proprietary rights. Nevertheless, the steps we take to protect our proprietary rights against infringement or other violation may be inadequate and we may experience difficulty in effectively limiting the unauthorized use of our patents, trademarks, trade dress, and other intellectual property and proprietary rights worldwide. We also cannot guarantee that others will not independently develop technology with the same or similar function to any proprietary technology we rely on to conduct our business and differentiate ourselves from our competitors. Because a significant portion of our products are manufactured overseas in countries where counterfeiting is more prevalent, and we intend to increase our sales overseas over the long term, we may experience increased counterfeiting of our products. Unauthorized use or invalidation of our patents, trademarks, copyrights, trade dress, trade secrets, or other intellectual property or proprietary rights may cause significant damage to our brand and harm our results of operations.

While we actively develop and protect our intellectual property rights, there can be no assurance that we will be adequately protected in all countries in which we conduct our business or that we will prevail when defending our patent, trademark, and proprietary rights. Additionally, we could incur significant costs and management distraction in pursuing claims to enforce our intellectual property rights through litigation and defending any alleged counterclaims. If we are unable to protect or preserve the value of our patents, trade dress, trademarks, copyrights, or other intellectual property rights for any reason, or if we fail to maintain our brand image due to actual or perceived product or service quality issues, adverse publicity, governmental investigations or litigation, or other reasons, our brand and reputation could be damaged, and our business may be harmed.

We rely on third-party contract manufacturers and problems with, or loss of, our suppliers or an inability to obtain raw materials could harm our business and results of operations.

Our products are produced by third-party contract manufacturers. We face the risk that these third-party contract manufacturers may not produce and deliver our products on a timely basis, or at all. We have experienced, and will likely continue to experience, operational difficulties with our manufacturers. These difficulties include reductions in the availability of production capacity, errors in complying with product specifications and regulatory and customer requirements, insufficient quality control, failures to meet production deadlines, failure to achieve our product quality standards, increases in costs of materials, and manufacturing or other business interruptions. The ability of our manufacturers to effectively satisfy our production requirements could also be impacted by manufacturer financial difficulty or damage to their operations caused by fire, terrorist attack, natural disaster, or other events. The failure of any manufacturer to perform to our expectations could result in supply shortages or delays for certain products and harm our business. If we experience significantly increased demand, or if we need to replace an existing manufacturer due to lack of performance, we may be unable to supplement or replace our manufacturing capacity on a timely basis or on terms that are acceptable to us, which may increase our costs, reduce our margins, and harm our ability to deliver our products on time. For certain of our products, it may take a significant amount of time to identify and qualify a manufacturer that has the capability and resources to produce our products to our specifications in sufficient volume and satisfy our service and quality control standards.

The capacity of our manufacturers to produce our products is also dependent upon the availability of raw materials. Our manufacturers may not be able to obtain sufficient supply of raw materials, which could result in delays in deliveries of our products by our manufacturers or increased costs. Any shortage of raw materials or inability of a manufacturer to produce or ship our products in a timely manner, or at all, could impair our ability to ship orders of our products in a cost-efficient, timely manner and could cause us to miss the delivery requirements of our customers. As a result, we could experience cancellations of orders, refusals to accept deliveries, or reductions in our prices and margins, any of which could harm our financial performance, reputation, and results of operations.

If we fail to timely and effectively obtain shipments of products from our manufacturers and deliver products to our retail partners and customers, our business and results of operations could be harmed.

Our business depends on our ability to source and distribute products in a timely manner. However, we cannot control all of the factors that might affect the timely and effective procurement of our products from our third-party contract manufacturers and the delivery of our products to our retail partners and customers.

Our third-party contract manufacturers ship most of our products to our distribution centers in Dallas, Texas. Our reliance on a single geographical location for our distribution centers makes us more vulnerable to natural disasters, weather-related disruptions, accidents, system failures, or other unforeseen events that could delay or impair our ability to fulfill retailer orders and/or ship merchandise purchased on our website, which could harm our sales. We import our products, and we are also vulnerable to risks associated with products manufactured abroad, including, among other things: (a) risks of damage, destruction, or confiscation of products while in transit to our distribution centers; and (b) transportation and other delays in shipments, including as a result of heightened security screening, port congestion, and inspection processes or other port-of-entry limitations or restrictions in the United States. In order to meet demand for a product, we have chosen in the past, and may choose in the future, to arrange for additional quantities of the product, if available, to be delivered through air freight, which is significantly more expensive than standard shipping by sea and, consequently, could harm our gross margins. Failure to procure our products from our third-party contract manufacturers and deliver merchandise to our retail partners and DTC channels in a timely, effective, and economically viable manner could reduce our sales and gross margins, damage our brand, and harm our business.

We also rely on the timely and free flow of goods through open and operational ports from our suppliers and manufacturers. Labor disputes or disruptions at ports, our common carriers, or our suppliers or manufacturers could create significant risks for our business, particularly if these disputes result in work slowdowns, lockouts, strikes, or other disruptions during periods of significant importing or manufacturing, potentially resulting in delayed or cancelled orders by customers, unanticipated inventory accumulation or shortages, and harm to our business, results of operations, and financial condition.

In addition, we rely upon independent land-based and air freight carriers for product shipments from our distribution centers to our retail partners and customers who purchase through our DTC channel. We may not be able to obtain sufficient freight capacity on a timely basis or at favorable shipping rates and, therefore, may not be able to receive products from suppliers or deliver products to retail partners or customers in a timely and cost-effective manner.

Accordingly, we are subject to the risks, including labor disputes, union organizing activity, inclement weather, and increased transportation costs, associated with our third-party contract manufacturers' and carriers' ability to provide products and services to meet our requirements. In addition, if the cost of fuel rises, the cost to deliver products may rise, which could harm our profitability.

Our business is subject to the risk of manufacturer and supplier concentrations.

We depend on a limited number of third-party contract manufacturers for the sourcing of our products. For our hard coolers, our two largest manufacturers comprised approximately 80% of our production volume during 2017. For each of our soft coolers, our two largest suppliers comprised over 94% of our production volume during 2017. For our cargo and bags, one supplier accounted for all of our production volume of each product during 2017. For our Drinkware products, our two largest suppliers comprised approximately 90% of our production volume during 2017. As a result of this concentration in our supply chain, our business and operations would be negatively affected if any of our key manufacturers or suppliers were to experience significant disruption affecting the price, quality, availability, or timely delivery of products. The partial or complete loss of these manufacturers or suppliers, or a significant adverse change in our relationship with any of these manufacturers or suppliers, could result in lost sales, added costs, and distribution delays that could harm our business and customer relationships.

Our business could be harmed if we fail to execute our internal plans to transition our supply chain and certain other business processes to a global scale.

We are in the process of re-engineering certain of our supply chain management processes, as well as certain other business processes, to support our expanding scale. This expansion to a global scale requires significant investment of capital and human resources, the re-engineering of many business processes, and the attention of many managers and other employees who would otherwise be focused on other aspects of our business. If our globalization efforts fail to produce planned efficiencies, or the transition is not managed effectively, we may experience excess inventories, inventory shortage, late deliveries, lost sales, or increased costs. Any business disruption arising from our globalization efforts, or our failure to effectively execute our internal plans for globalization, could harm our results of operations and financial condition.

We rely on a combination of purchase orders and supply contracts with our suppliers and manufacturers. Some of these relationships are not exclusive, which means that these suppliers and manufacturers could produce similar products for our competitors.

We rely on a combination of purchase orders and supply contracts with our suppliers and manufacturers. With all of our suppliers and manufacturers, we face the risk that they may fail to produce and deliver supplies or our products on a timely basis, or at all, or comply with our quality standards. In addition, our suppliers and manufacturers may raise prices in the future, which would increase our costs and harm our margins. Even those suppliers and manufacturers with whom we have supply contracts may breach these agreements, and we may not be able to enforce our rights under these agreements or may incur significant costs attempting to do so. As a result, we cannot predict with certainty our ability to obtain supplies and finished products in adequate quantities, of required quality and at acceptable prices from our suppliers and manufacturers in the future. Any one of these risks could harm our ability to deliver our products on time, or at all, damage our reputation and our relationships with our retail partners and customers, and increase our product costs thereby reducing our margins.

In addition, except in some of the situations where we have a supply contract, our arrangements with our manufacturers and suppliers are not exclusive. As a result, our suppliers or manufacturers could produce similar products for our competitors, some of which could potentially purchase products in significantly greater volume. Further, while certain of our long-term contracts stipulate contractual exclusivity, those suppliers or manufacturers could choose to breach our agreements and work with our competitors. Our competitors could enter into restrictive or exclusive arrangements with our manufacturers or suppliers that could impair or eliminate our access to manufacturing capacity or supplies. Our manufacturers or suppliers could also be acquired by our competitors, and may become our direct competitors, thus limiting or eliminating our access to supplies or manufacturing capacity.

Fluctuations in the cost and availability of raw materials, equipment, labor, and transportation could cause manufacturing delays or increase our costs.

The price and availability of key components used to manufacture our products, including polyethylene, polyurethane foam, stainless steel, polyester fabric, zippers, and other plastic materials and coatings, as well as manufacturing equipment and molds, may fluctuate significantly. In addition, the cost of labor at our third-party contract manufacturers could increase significantly. For example, manufacturers in China have experienced increased costs in recent years due to shortages of labor and fluctuations of the Chinese Yuan in relation to the U.S. dollar. Additionally, the cost of logistics and transportation fluctuates in large part due to the price of oil. Any fluctuations in the cost and availability of any of our raw materials or other sourcing or transportation costs related to our raw materials or products could harm our gross margins and our ability to meet customer demand. If we are unable to successfully mitigate a significant portion of these product cost increases or fluctuations, our results of operations could be harmed.

Many of our products are manufactured by third parties outside of the United States, and our business may be harmed by legal, regulatory, economic, and political risks associated with international trade and those markets.

Many of our core products are manufactured in China, Italy, Mexico, and the Philippines. Our reliance on suppliers and manufacturers in foreign markets creates risks inherent in doing business in foreign jurisdictions, including: (a) the burdens of complying with a variety of foreign laws and regulations, including trade and labor restrictions and laws relating to the importation and taxation of goods; (b) weaker protection for intellectual property and other legal rights than in the United States, and practical difficulties in enforcing intellectual property and other rights outside of the United States; (c) compliance with U.S. and foreign laws relating to foreign operations, including the U.S. Foreign Corrupt Practices Act, or FCPA, the UK Bribery Act 2010, or the Bribery Act, regulations of the U.S. Office of Foreign Assets Controls, or OFAC, and U.S. anti-money laundering regulations, which prohibit U.S. companies from making improper payments to foreign officials for the purpose of obtaining or retaining business, operating in certain countries, as well as engaging in other corrupt and illegal practices; (d) economic and political instability and acts of terrorism in the countries where our suppliers are located; (e) transportation interruptions or increases in transportation costs; and (f) the imposition of tariffs on components and products that we import into the United States or other markets. We cannot assure you that our directors, officers, employees, representatives, manufacturers, or suppliers have not engaged and will not engage in conduct for which we may be held responsible, nor can we assure you that our manufacturers, suppliers, or other business partners have not engaged and will not engage in conduct that could materially harm their ability to perform their contractual obligations to us or even result in our being held liable for such conduct. Violations of the FCPA, the Bribery Act, OFAC restrictions, or other export control, anti-corruption, anti-money laundering, and anti-terrorism laws or regulations may result in severe criminal or civil sanctions, and we may be subject to other related liabilities, which could harm our business, financial condition, cash flows, and results of operations.

If tariffs or other restrictions are placed on foreign imports or any related counter-measures are taken by other countries, our business and results of operations could be harmed.

The Trump Administration has put into place tariffs and other trade restrictions and signaled that it may additionally alter trade agreements and terms between the United States and China, the European Union, Canada, and Mexico, among others, including limiting trade and/or imposing tariffs on imports from such countries. In addition, China, the European Union, Canada, and Mexico, among others, have either threatened or put into place retaliatory tariffs of their own. If tariffs or other restrictions are placed on foreign imports, including on any of our products manufactured overseas for sale in the United States, or any related counter-measures are taken by other countries, our business and results of operations may be materially harmed.

These tariffs have the potential to significantly raise the cost of our products. In such a case, there can be no assurance that we will be able to shift manufacturing and supply agreements to non-impacted countries, including the United States, to reduce the effects of the tariffs. As a result, we may suffer margin erosion or be required to raise our prices, which may result in the loss of customers, negatively impact our results of operations, or otherwise harm our business. In addition, the imposition of tariffs on products that we export to international markets could make such products more expensive compared to those of our competitors if we pass related additional costs on to our customers, which may also result in the loss of customers, negatively impact our results of operations, or otherwise harm our business.

A significant portion of our sales are to independent retail partners.

For 2017, 37% of our net sales were made to independent retail partners. These retail partners may decide to emphasize products from our competitors, to redeploy their retail floor space to other product categories, or to take other actions that reduce their purchases of our products. We do not receive long-term purchase commitments from our independent retail partners, and orders received from our independent retail partners are cancellable. Factors that could affect our ability to maintain or expand our sales to these independent retail partners include: (a) failure to accurately identify the needs of our customers; (b) a lack of customer acceptance of new products or product expansions; (c) unwillingness of our independent retail partners and customers to attribute premium value to our new or existing products or product expansions relative to competing products; (d) failure to obtain shelf space from our retail partners; (e) new, well-received product introductions by competitors; and (f) damage to our relationships with independent retail partners due to brand or reputational harm.

We cannot assure you that our independent retail partners will continue to carry our current products or carry any new products that we develop. If these risks occur, they could harm our brand as well as our results of operations and financial condition.

We depend on our retail partners to display and present our products to customers, and our failure to maintain and further develop our relationships with our retail partners could harm our business.

We sell a significant amount of our products through knowledgeable national, regional, and independent retail partners. Our retail partners service customers by stocking and displaying our products, explaining our product attributes, and sharing our brand story. Our relationships with these retail partners are important to the authenticity of our brand and the marketing programs we continue to deploy. Our failure to maintain these relationships with our retail partners or financial difficulties experienced by these retail partners could harm our business.

We have key relationships with national retail partners. For 2017, one retail partner accounted for approximately 14% of our total sales. If we lose any of our key retail partners or any key retail partner reduces its purchases of our existing or new products or its number of stores or operations or promotes products of our competitors over ours, our sales would be harmed. Because we are a premium brand, our sales depend, in part, on retail partners effectively displaying our products, including providing attractive space and point of purchase displays in their stores, and training their sales personnel to sell our products. If our retail partners reduce or terminate those activities, we may experience reduced sales of our products, resulting in lower gross margins, which would harm our results of operations.

If our plans to increase sales through our DTC channel are not successful, our business and results of operations could be harmed.

For 2017, our DTC channel accounted for 30% of our net sales. Part of our growth strategy involves increasing sales through our DTC channel. However, we have limited operating experience executing the retail component of this strategy. The level of customer traffic and volume of customer purchases through our website or other e-commerce initiatives are substantially dependent on our ability to provide a content-rich and user-friendly website, a hassle-free customer experience, sufficient product availability, and reliable, timely delivery of our products. If we are unable to maintain and increase customers' use of our website, allocate sufficient product to our website, and increase any sales through our website, our business, and results of operations could be harmed.

We currently operate our online stores in a limited number of countries and are planning to expand our e-commerce platform to others. These countries may impose different and evolving laws governing the operation and marketing of e-commerce websites, as well as the collection, storage, and use of information on customers interacting with those websites. We may incur additional costs and operational challenges in complying with these laws, and differences in these laws may cause us to operate our business differently, and less effectively, in different territories. If so, we may incur additional costs and may not fully realize the investment in our international expansion.

If we do not successfully implement our future retail store expansion, our growth and profitability could be harmed.

We may in the future expand our existing DTC channel by opening new retail stores. We intend to open additional retail stores in 2019. Our ability to open new retail stores in a timely manner and operate them profitably depends on a number of factors, many of which are beyond our control, including:

•

our ability to manage the financial and operational aspects of our retail growth strategy, including making appropriate investments in our software systems, information technology, and operational infrastructure;

•

our ability to identify suitable locations, including our ability to gather and assess demographic and marketing data to accurately determine customer demand for our products in the locations we select;

•	our ability to negotiate favorable lease agreements;
•	our ability to properly assess the potential profitability and payback period of potential new retail store locations;
•	the availability of financing on favorable terms;
•	our ability to secure required governmental permits and approvals and our ability to effectively comply with state and local employment and labor laws, rules, and regulations;
•	our ability to hire and train skilled store operating personnel, especially management personnel;
•	the availability of construction materials and labor and the absence of significant construction delays or cost overruns;
•	our ability to provide a satisfactory mix of merchandise that is responsive to the needs of our customers living in the areas where new retail stores are established;
•	our ability to establish a supplier and distribution network able to supply new retail stores with inventory in a timely manner;
•	our competitors, or our retail partners, building or leasing stores near our retail stores or in locations we have identified as targets for a new retail store;
•	customer demand for our products; and
•	general economic and business conditions affecting consumer confidence and spending and the overall strength of our business.

We currently have only one retail store and, therefore, have limited experience in opening retail stores and may not be able to successfully address the risks that they entail. For example, we may not be able to implement our retail store strategy, achieve desired net sales growth, and payback periods or maintain consistent levels of profitability in our retail stores. In order to pursue our retail store strategy, we will be required to expend significant cash resources prior to generating any sales in these stores. We may not generate sufficient sales from these stores to justify these expenses, which could harm our business and profitability. The substantial management time and resources which any future retail store expansion strategy may require could also result in disruption to our existing business operations which may decrease our net sales and profitability.

Insolvency, credit problems or other financial difficulties that could confront our retail partners could expose us to financial risk.

We sell to the large majority of our retail partners on open account terms and do not require collateral or a security interest in the inventory we sell them. Consequently, our accounts receivable with our retail partners are unsecured. Insolvency, credit problems, or other financial difficulties confronting our retail partners could expose us to financial risk. These actions could expose us to risks if they are unable to pay for the products they purchase from us. Financial difficulties of our retail partners could also cause them to reduce their sales staff, use of attractive displays, number or size of stores, and the amount of floor space dedicated to our products. Any reduction in sales by, or loss of, our current retail partners or customer demand, or credit risks associated with our retail partners, could harm our business, results of operations, and financial condition.

If our independent suppliers and manufacturing partners do not comply with ethical business practices or with applicable laws and regulations, our reputation, business, and results of operations would be harmed.

Our reputation and our customers' willingness to purchase our products depend in part on our suppliers', manufacturers', and retail partners' compliance with ethical employment practices, such as with respect to child labor, wages and benefits, forced labor, discrimination, safe and healthy working conditions, and with all legal and regulatory requirements relating to the conduct of their businesses. We do not exercise control over our suppliers, manufacturers, and retail partners and cannot guarantee their compliance with ethical and lawful business practices. If our suppliers, manufacturers, or retail partners fail to comply with applicable laws, regulations, safety codes, employment practices, human rights standards, quality standards, environmental standards, production practices, or other obligations, norms, or ethical standards, our reputation and brand image could be harmed, and we could be exposed to litigation and additional costs that would harm our business, reputation, and results of operations.

We are subject to payment-related risks.

For our DTC sales, as well as for sales to certain retail partners, we accept a variety of payment methods, including credit cards, debit cards, electronic funds transfers, electronic payment systems, and gift cards. Accordingly, we are, and will continue to be, subject to significant and evolving regulations and compliance requirements, including obligations to implement enhanced authentication processes that could result in increased costs and liability, and reduce the ease of use of certain payment methods. For certain payment methods, including credit and debit cards, as well as electronic payment systems, we pay interchange and other fees, which may increase over time. We rely on independent service providers for payment processing, including credit and debit cards. If these independent service providers become unwilling or unable to provide these services to us or if the cost of using these providers increases, our business could be harmed. We are also subject to payment card association operating rules and agreements, including data security rules and agreements, certification requirements and rules governing electronic funds transfers, which could change or be reinterpreted to make it difficult or impossible for us to comply. If we fail to comply with these rules or requirements, or if our data security systems are breached or compromised, we may be liable for losses incurred by card issuing banks or customers, subject to fines and higher transaction fees, lose our ability to accept credit or debit card payments from our customers, or process electronic fund transfers or facilitate other types of payments. Any failure to comply could significantly harm our brand, reputation, business, and results of operations.

Our future success depends on the continuing efforts of our management and key employees, and on our ability to attract and retain highly skilled personnel and senior management.

We depend on the talents and continued efforts of our senior management and key employees. The loss of members of our management or key employees may disrupt our business and harm our results of operations. Furthermore, our ability to manage further expansion will require us to continue to attract, motivate, and retain additional qualified personnel. Competition for this type of personnel is intense, and we may not be successful in attracting, integrating, and retaining the personnel required to grow and operate our business effectively. There can be no assurance that our current management team, or any new members of our management team, will be able to successfully execute our business and operating strategies.

Our plans for international expansion may not be successful.

Continued expansion into markets outside the United States, including Canada, Australia, Europe, Japan, and China, is one of our key long-term strategies for the future growth of our business. There are, however, significant costs and risks inherent in selling our products in international markets, including: (a) failure to effectively translate and establish our core brand identity, particularly in markets with a less established heritage of outdoor and recreational activities; (b) time and difficulty in building a widespread network of retail partners; (c) increased shipping and distribution costs, which could increase our expenses and reduce our margins; (d) potentially lower margins in some regions; (e) longer collection cycles in some regions; (f) increased competition from local providers of similar products; (g) compliance with foreign laws and regulations, including taxes and duties, and enhanced privacy laws, rules, and regulations, particularly in the European Union; (h) establishing and maintaining effective internal controls at foreign locations and the associated increased costs; (i) increased counterfeiting and the uncertainty of protection for intellectual property rights in some countries and practical difficulties of enforcing rights abroad; (j) compliance with anti-bribery, anti-corruption, and anti-money laundering laws, such as the FCPA, the Bribery Act, and OFAC regulations, by us, our employees, and our business partners; (k) currency exchange rate fluctuations and related effects on our results of operations; (l) economic weakness, including inflation, or political instability in foreign economies and markets; (m) compliance with tax, employment, immigration, and labor laws for employees living or traveling abroad; (n) workforce uncertainty in countries where labor unrest is more common than in the United States; (o) business interruptions resulting from geopolitical actions, including war and terrorism, or natural disasters, including earthquakes, typhoons, floods, and fires; (p) the imposition of tariffs on products that we import into international markets that could make such products more expensive compared to those of our competitors; (q) that our ability to expand internationally could be impacted by the intellectual property rights of third parties that conflict with or are superior to ours; and (r) other costs and risks of doing business internationally.

These and other factors could harm our international operations and, consequently, harm our business, results of operations, and financial condition. Further, we may incur significant operating expenses as a result of our planned international expansion, and it may not be successful. We have limited experience with regulatory environments and market practices internationally, and we may not be able to penetrate or successfully operate in new markets. We may also encounter difficulty expanding into international markets because of limited brand recognition, leading to delayed or limited acceptance of our products by customers in these markets, and increased marketing and customer acquisition costs to establish our brand. Accordingly, if we are unable to successfully expand internationally or manage the complexity of our global operations, we may not achieve the expected benefits of this expansion and our financial condition and results of operations could be harmed.

Our current and future products may experience quality problems from time to time that can result in negative publicity, litigation, product recalls, and warranty claims, which could result in decreased sales and operating margin, and harm to our brand.

Although we extensively and rigorously test new and enhanced products, there can be no assurance we will be able to detect, prevent, or fix all defects. Defects in materials or components can unexpectedly interfere with the products' intended use and safety and damage our reputation. Failure to detect, prevent, or fix defects could result in a variety of consequences, including a greater number of product returns than expected from customers and our retail partners, litigation, product recalls, and credit claims, among others, which could harm our sales and results of operations. The occurrence of real or perceived quality problems or material defects in our current and future products could expose us to product recalls, warranty, or other claims. In addition, any negative publicity or lawsuits filed against us related to the perceived quality and safety of our products could also harm our brand and decrease demand for our products.

Our business is subject to the risk of earthquakes, fire, power outages, floods, and other catastrophic events, and to interruption by problems such as terrorism, cyberattacks, or failure of key information technology systems.

Our business is vulnerable to damage or interruption from earthquakes, fires, floods, power losses, telecommunications failures, terrorist attacks, acts of war, human errors, criminal acts, and similar events. For example, a significant natural disaster, such as an earthquake, fire, or flood, could harm our business, results of operations, and financial condition, and our insurance coverage may be insufficient to compensate us for losses that may occur. Our corporate offices, distribution centers, and one of our data center facilities are located in Texas, a state that frequently experiences floods and storms. In addition, the facilities of our suppliers and where our manufacturers produce our products are located in parts of Asia that frequently experience typhoons and earthquakes. Acts of terrorism could also cause disruptions in our or our suppliers', manufacturers', and logistics providers' businesses or the economy as a whole. We may not have sufficient protection or recovery plans in some circumstances, such as natural disasters affecting Texas or other locations where we have operations or store significant inventory. Our servers may also be vulnerable to computer viruses, criminal acts, denial-of-service attacks, ransomware, and similar disruptions from unauthorized tampering with our computer systems, which could lead to interruptions, delays, or loss of critical data. As we rely heavily on our information technology and communications systems and the Internet to conduct our business and provide high-quality customer service, these disruptions could harm our ability to run our business and either directly or indirectly disrupt our suppliers' or manufacturers' businesses, which could harm our business, results of operations, and financial condition.

We collect, store, process, and use personal and payment information and other customer data, which subjects us to regulation and other legal obligations related to privacy, information security, and data protection.

We collect, store, process, and use personal and payment information and other customer data, and we rely on third parties that are not directly under our control to manage certain of these operations. Our customers' personal information may include names, addresses, phone numbers, email addresses, payment card data, and payment account information, as well as other information. Due to the volume and sensitivity of the personal information and data we manage, the security features of our information systems are critical.

If our security measures, some of which are managed by third parties, are breached or fail, unauthorized persons may be able to access sensitive customer data, including payment card data. If we or our independent service providers or business partners experience a breach of systems compromising our customers' sensitive data, our brand could be harmed, sales of our products could decrease, and we could be exposed to losses, litigation, or regulatory proceedings. Depending on the nature of the information compromised, we may also have obligations to notify users, law enforcement, or payment companies about the incident and may need to provide some form of remedy, such as refunds, for the individuals affected by the incident.

As we expand internationally, we will be subject to additional privacy rules, many of which, such as the European Union's General Data Protection Regulation, are significantly more stringent than those in the United States. Privacy laws, rules, and regulations are constantly evolving in the United States and abroad and may be inconsistent from one jurisdiction to another. Complying with these evolving obligations is costly, and any failure to comply could give rise to unwanted media attention and other negative publicity, damage our customer and consumer relationships and reputation, and result in lost sales, fines, or lawsuits, and may harm our business and results of operations.

Any material disruption or breach of our information technology systems or those of third-party partners could materially damage our customer and business partner relationships, and subject us to significant reputational, financial, legal, and operational consequences.

We depend on our information technology systems, as well as those of third parties, to design and develop new products, operate our website, host and manage our services, store data, process transactions, respond to user inquiries, and manage inventory and our supply chain as well as to conduct and manage other activities. Any material disruption or slowdown of our systems or those of third parties that we depend upon, including a disruption or slowdown caused by our failure to successfully manage significant increases in user volume or successfully upgrade our or their systems, system failures, viruses, ransomware, security breaches, or other causes, could cause information, including data related to orders, to be lost or delayed, which could result in delays in the delivery of products to retailers and customers or lost sales, which could reduce demand for our products, harm our brand and reputation, and cause our sales to decline. If changes in technology cause our information systems, or those of third parties that we depend upon, to become obsolete, or if our or their information systems are inadequate to handle our growth, particularly as we increase sales through our DTC channel, we could damage our customer and business partner relationships and our business and results of operations could be harmed.

We depend on cash generated from our operations to support our growth.

We primarily rely on cash flow generated from our sales to fund our current operations and our growth initiatives. As we expand our business, we will need significant cash from operations to purchase inventory, increase our product development, expand our manufacturer and supplier relationships, pay personnel, pay for the increased costs associated with operating as a public company, expand internationally, and to further invest in our sales and marketing efforts. If our business does not generate sufficient cash flow from operations to fund these activities and sufficient funds are not otherwise available from our current or future credit facility, we may need additional equity or debt financing. If such financing is not available to us on satisfactory terms, our ability to operate and expand our business or to respond to competitive pressures would be harmed. Moreover, if we raise additional capital by issuing equity securities or securities convertible into equity securities, your ownership may be diluted. Any indebtedness we incur may subject us to covenants that restrict our operations and will require interest and principal payments that would create additional cash demands and financial risk for us.

Our indebtedness may limit our ability to invest in the ongoing needs of our business and if we are unable to comply with the covenants in our current Credit Facility, our liquidity and results of operations could be harmed.

On May 19, 2016, we entered into the Credit Facility. As of September 29, 2018, we had $392.5 million outstanding under the Credit Facility and $1.5 million outstanding under our promissory note with Rambler On. The Credit Facility is jointly and severally guaranteed the Guarantors and is also secured by a first priority lien on substantially all of our assets and the assets of the Guarantors, in each case subject to certain customary exceptions. We may, from time to time, incur additional indebtedness under the Credit Facility.

        The Credit Facility places certain conditions on us, including that it:

•

requires us to utilize a portion of our cash flow from operations to make payments on our indebtedness, reducing the availability of our cash flow to fund working capital, capital expenditures, development activity, return capital to our stockholders, and other general corporate purposes;

•	increases our vulnerability to adverse economic or industry conditions;
•	limits our flexibility in planning for, or reacting to, changes in our business or markets;
•	makes us more vulnerable to increases in interest rates, as borrowings under the Credit Facility bear interest at variable rates;
•	limits our ability to obtain additional financing in the future for working capital or other purposes; and
•	could place us at a competitive disadvantage compared to our competitors that have less indebtedness.

The Credit Facility places certain limitations on our ability to incur additional indebtedness. However, subject to the qualifications and exceptions in the Credit Facility, we may incur substantial additional indebtedness under that facility. The Credit Facility also places certain limitations on our ability to enter into certain types of transactions, financing arrangements and investments, to make certain changes to our capital structure, and to guarantee certain indebtedness, among other things. The Credit Facility also places certain restrictions on the payment of dividends and distributions and certain management fees. These restrictions limit or prohibit, among other things, and in each case, subject to certain customary exceptions, our ability to: (a) pay dividends on, redeem or repurchase our stock, or make other distributions; (b) incur or guarantee additional indebtedness; (c) sell stock in our subsidiaries; (d) create or incur liens; (e) make acquisitions or investments; (f) transfer or sell certain assets or merge or consolidate with or into other companies; (g) make certain payments or prepayments of indebtedness subordinated to our obligations under the Credit Facility; and (h) enter into certain transactions with our affiliates.

The Credit Facility requires us to comply with certain covenants, including financial covenants regarding our total net leverage ratio and interest coverage ratio. Fluctuations in these ratios may increase our interest expense. Failure to comply with these covenants, certain other provisions of the Credit Facility, or the occurrence of a change of control, could result in an event of default and an acceleration of our obligations under the Credit Facility or other indebtedness that we may incur in the future.

If such an event of default and acceleration of our obligations occurs, the lenders under the Credit Facility would have the right to proceed against the collateral we granted to them to secure such indebtedness, which consists of substantially all of our assets. If the debt under the Credit Facility were to be accelerated, we may not have sufficient cash or be able to sell sufficient collateral to repay this debt, which would immediately and materially harm our business, results of operations, and financial condition. The threat of our debt being accelerated in connection with a change of control could make it more difficult for us to attract potential buyers or to consummate a change of control transaction that would otherwise be beneficial to our stockholders.

In connection with our preparation of our financial statements, we identified material weaknesses in our internal control over financial reporting. Any failure to maintain effective internal control over financial reporting could harm us.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. During the preparation of our financial statements for 2017, we identified material weaknesses in our internal control over financial reporting. The material weaknesses related to IT general controls weaknesses in managing access and change in our significant financial systems; and failure to properly detect and analyze issues in the accounting system related to inventory valuation. Under standards established by the PCAOB, a deficiency in internal control over financial reporting exists when the design or operation of a control does not allow management or personnel, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis. The PCAOB defines a material weakness as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented, or detected and corrected, on a timely basis. The PCAOB defines a significant deficiency as a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of a registrant's financial reporting.

We have implemented measures designed to improve our internal control over financial reporting to address the underlying causes of these material weaknesses. See "Item 4 – Controls and Procedures" for more information.

In accordance with the provisions of the JOBS Act, we and our independent registered public accounting firm were not required to, and did not, perform an evaluation of our internal control over financial reporting as of December 30, 2017, in accordance with the provisions of Section 404 of the Sarbanes-Oxley Act. Accordingly, we cannot assure you that we have identified all, or that we will not in the future have additional, material weaknesses.

Additional material weaknesses or significant deficiencies may be identified in the future. If we identify such issues or if we are unable to produce accurate and timely financial statements, our stock price may decline, and we may be unable to maintain compliance with the NYSE listing standards.

Our results of operations are subject to seasonal and quarterly variations, which could cause the price of our common stock to decline.

We believe that our sales include a seasonal component. We expect our net sales to be highest in our second and fourth quarters, with the first quarter generating the lowest sales. To date, however, it has been difficult to accurately analyze this seasonality due to fluctuations in our sales. In addition, due to our more recent, and therefore more limited experience, with bags, storage, and outdoor lifestyle products and accessories, we are continuing to analyze the seasonality of these products. We expect that this seasonality will continue to be a factor in our results of operations and sales.

Our annual and quarterly results of operations may also fluctuate significantly as a result of a variety of other factors, including, among other things, the timing of the introduction of and advertising for our new products and those of our competitors and changes in our product mix. Variations in weather conditions may also harm our quarterly results of operations. In addition, we may not be able to adjust our spending in a timely manner to compensate for any unexpected shortfall in our sales. As a result of these seasonal and quarterly fluctuations, we believe that comparisons of our results of operations between different quarters within a single fiscal year, or the same quarters of different fiscal years, are not necessarily meaningful and that these comparisons cannot be relied upon as indicators of our future performance. In the event that any seasonal or quarterly fluctuations in our net sales and results of operations result in our failure to meet our forecasts or the forecasts of the research analysts that may cover us in the future, the market price of our common stock could fluctuate or decline.

If our goodwill, other intangible assets, or fixed assets become impaired, we may be required to record a charge to our earnings.

We may be required to record future impairments of goodwill, other intangible assets, or fixed assets to the extent the fair value of these assets falls below their book value. Our estimates of fair value are based on assumptions regarding future cash flows, gross margins, expenses, discount rates applied to these cash flows, and current market estimates of value. Estimates used for future sales growth rates, gross profit performance, and other assumptions used to estimate fair value could cause us to record material non-cash impairment charges, which could harm our results of operations and financial condition.

If our estimates or judgments relating to our critical accounting policies prove to be incorrect or change significantly, our results of operations could be harmed.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. These estimates form the basis for making judgments about the carrying values of assets, liabilities, and equity and the amount of sales and expenses that are not readily apparent from other sources. Our results of operations may be harmed if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors and could result in a decline in our stock price.

We may become involved in legal or regulatory proceedings and audits.

Our business requires compliance with many laws and regulations, including labor and employment, sales and other taxes, customs, and consumer protection laws and ordinances that regulate retailers generally and/or govern the importation, promotion, and sale of merchandise, and the operation of stores and warehouse facilities. Failure to comply with these laws and regulations could subject us to lawsuits and other proceedings, and could also lead to damage awards, fines, and penalties. We may become involved in a number of legal proceedings and audits, including government and agency investigations, and consumer, employment, tort, and other litigation. The outcome of some of these legal proceedings, audits, and other contingencies could require us to take, or refrain from taking, actions that could harm our operations or require us to pay substantial amounts of money, harming our financial condition and results of operations. Additionally, defending against these lawsuits and proceedings may be necessary, which could result in substantial costs and diversion of management's attention and resources, harming our business, financial condition, and results of operations. Any pending or future legal or regulatory proceedings and audits could harm our business, financial condition, and results of operations.

We may be subject to liability if we infringe upon the intellectual property rights of third parties.

Third parties may sue us for alleged infringement of their proprietary rights. The party claiming infringement might have greater resources than we do to pursue its claims, and we could be forced to incur substantial costs and devote significant management resources to defend against such litigation, even if the claims are meritless and even if we ultimately prevail. If the party claiming infringement were to prevail, we could be forced to modify or discontinue our products, pay significant damages, or enter into expensive royalty or licensing arrangements with the prevailing party. In addition, any payments we are required to make, and any injunction we are required to comply with as a result of such infringement, could harm our reputation and financial results.

We may acquire or invest in other companies, which could divert our management's attention, result in dilution to our stockholders, and otherwise disrupt our operations and harm our results of operations.

In the future, we may acquire or invest in businesses, products, or technologies that we believe could complement or expand our business, enhance our capabilities, or otherwise offer growth opportunities. The pursuit of potential acquisitions may divert the attention of management and cause us to incur various costs and expenses in identifying, investigating, and pursuing suitable acquisitions, whether or not they are consummated.

In any future acquisitions, we may not be able to successfully integrate acquired personnel, operations, and technologies, or effectively manage the combined business following the acquisition. We also may not achieve the anticipated benefits from future acquisitions due to a number of factors, including: (a) an inability to integrate or benefit from acquisitions in a profitable manner; (b) unanticipated costs or liabilities associated with the acquisition; (c) the incurrence of acquisition-related costs; (d) the diversion of management's attention from other business concerns; (e) the loss of our or the acquired business' key employees; or (f) the issuance of dilutive equity securities, the incurrence of debt, or the use of cash to fund such acquisitions.

In addition, a significant portion of the purchase price of companies we acquire may be allocated to acquired goodwill and other intangible assets, which must be assessed for impairment at least annually. In the future, if our acquisitions do not yield expected returns, we may be required to take charges to our results of operations based on this impairment assessment process, which could harm our results of operations.

We may be the target of strategic transactions.

Other companies may seek to acquire us or enter into other strategic transactions. We will consider, discuss, and negotiate such transactions as we deem appropriate. The consideration of such transactions, even if not consummated, could divert management's attention from other business matters, result in adverse publicity or information leaks, and could increase our expenses.

We are subject to many hazards and operational risks that can disrupt our business, some of which may not be insured or fully covered by insurance.

Our operations are subject to many hazards and operational risks inherent to our business, including: (a) general business risks; (b) product liability; (c) product recall; and (d) damage to third parties, our infrastructure, or properties caused by fires, floods and other natural disasters, power losses, telecommunications failures, terrorist attacks, human errors, and similar events.

Our insurance coverage may be inadequate to cover our liabilities related to such hazards or operational risks. In addition, we may not be able to maintain adequate insurance in the future at rates we consider reasonable and commercially justifiable, and insurance may not continue to be available on terms as favorable as our current arrangements. The occurrence of a significant uninsured claim, or a claim in excess of the insurance coverage limits maintained by us could harm our business, results of operations, and financial condition.

Recently enacted tax reform legislation could have an adverse impact on us.

Recently enacted tax reform legislation has made substantial changes to U.S. tax law, including a reduction in the corporate income tax rate, a limitation on deductibility of interest expense, and the allowance of immediate expensing of capital expenditures. We expect this legislation to have significant effects on us, some of which may be adverse. The magnitude of the impact on future years remains uncertain at this time and is subject to any other regulatory or administrative developments, including any regulations or other guidance promulgated by the U.S. Internal Revenue Service, or the IRS. We continue to work with our tax advisors to determine the full impact that this legislation will have on us.

We are subject to credit risk.

We are exposed to credit risk primarily on our accounts receivable. We provide credit to our retail partners in the ordinary course of our business and perform ongoing credit evaluations. While we believe that our exposure to concentrations of credit risk with respect to trade receivables is mitigated by our large retail partner base, and we make allowances for doubtful accounts, we nevertheless run the risk of our retail partners not being able to meet their payment obligations, particularly in a future economic downturn. If a material number of our retail partners were not able to meet their payment obligations, our results of operations could be harmed.

Risks Related to Ownership of Our Common Stock

Our directors, executive officers, and significant stockholders have substantial control over us and could delay or prevent a change in corporate control.

Cortec is our largest stockholder, owning 53.4% of the total voting power of our common stock. In addition, pursuant to a voting agreement we have entered into with Cortec and certain other stockholders (the “Voting Agreement”), Cortec controls more than 50% of the total voting power of our common stock with respect to the election of our directors. Our directors, executive officers, and other holders of more than 5% of our common stock, together with their affiliates, will own, in the aggregate, 78.3% of our outstanding common stock. As a result, these stockholders, acting together or in some cases individually, have the ability to control the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation, or sale of all or substantially all of our assets. In addition, these stockholders, acting together or in some cases individually, have the ability to control the management and affairs of our company. Accordingly, this concentration of ownership might decrease the market price of our common stock by:

•	delaying, deferring, or preventing a change in control of the company;
•	impeding a merger, consolidation, takeover, or other business combination involving us; or
•	discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of the company.

We are a controlled company within the meaning of the NYSE listing standards and, as a result, will rely on exemptions from certain requirements that provide protection to stockholders of other companies.

Pursuant to the Voting Agreement, Cortec controls more than 50% of the total voting power of our common stock with respect to the election of our directors and we are considered a controlled company under the NYSE listing standards. As a controlled company, certain exemptions under the NYSE listing standards exempt us from the obligation to comply with certain NYSE corporate governance requirements, including the requirements:

•	that a majority of our Board of Directors consist of independent directors, as defined under the NYSE listing standards;
•	that we have a nominating and governance committee that is composed entirely of independent directors with a written charter addressing the committee's purpose and responsibilities; and
•	that we have a compensation committee that is composed entirely of independent directors with a written charter addressing the committee's purpose and responsibilities.

Our Board of Directors consists of seven directors, comprised of our CEO, Roy Seiders, one of our Founders, two outside directors, and three directors selected by Cortec. In addition, Cortec has the right to have one of its representatives serve as Chairman of our Board of Directors and Chair of our nominating and governance committee, as well as the right to select nominees for our Board of Directors, in each case subject to a phase-out period based on Cortec's future share ownership. Accordingly, as long as we are a controlled company, holders of our common stock may not have the same protections afforded to stockholders of companies that must comply with all of the NYSE listing standards.

Our stock price may be volatile or may decline, including due to factors beyond our control, resulting in substantial losses for investors.

The market price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

•	actual or anticipated fluctuations in our results of operations;

•	the financial projections we may provide to the public, any changes in these projections, or our failure to meet these projections;
•

failure of securities analysts to maintain coverage of our company, changes in financial estimates by any securities analysts who follow our company, or our failure to meet these estimates or the expectations of investors;

•	ratings changes by any securities analysts who follow our company;
•	sales or potential sales of shares by our stockholders, or the filing of a registration statement for these sales;
•	adverse market reaction to any indebtedness we may incur or equity we may issue in the future;
•	announcements by us or our competitors of significant innovations, acquisitions, strategic partnerships, joint ventures, or capital commitments;
•	publication of adverse research reports about us, our industry, or individual companies within our industry;
•	publicity related to problems in our manufacturing or the real or perceived quality of our products, as well as the failure to timely launch new products that gain market acceptance;
•	changes in operating performance and stock market valuations of our competitors;
•	price and volume fluctuations in the overall stock market, including as a result of trends in the United States or global economy;
•	any major change in our Board of Directors or management;
•	lawsuits threatened or filed against us or negative results of any lawsuits;
•	security breaches or cyberattacks;
•	legislation or regulation of our business;
•	loss of key personnel;
•	new products introduced by us or our competitors;
•	the perceived or real impact of events that harm our direct competitors;
•	developments with respect to our trademarks, patents, or proprietary rights;
•	general market conditions; and
•	other events or factors, including those resulting from war, incidents of terrorism, or responses to these events, which could be unrelated to us or outside of our control.

In addition, stock markets have experienced price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies in our industry, as well as those of newly public companies. In the past, stockholders of other public companies have instituted securities class action litigation following periods of market volatility. If we were to become involved in securities litigation, it could subject us to substantial costs, divert resources and the attention of management from our business, and harm our business, results of operations, financial condition, reputation, and cash flows.

We are an emerging growth company and the reduced disclosure requirements applicable to emerging growth companies could make our common stock less attractive to investors.

We are an "emerging growth company" as defined in the JOBS Act. Under the JOBS Act, emerging growth companies can delay adopting new or revised financial accounting standards until such time as those standards apply to private companies. We intend to take advantage of the extended transition period for adopting new or revised financial statements under the JOBS Act as an emerging growth company.

For as long as we continue to be an emerging growth company, we may also take advantage of other exemptions from certain reporting requirements that are applicable to other public companies, including not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, exemption from any rules that may be adopted by the PCAOB requiring mandatory audit firm rotations or a supplement to the auditor's report on financial statements, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and any golden parachute arrangements, and reduced financial reporting requirements. Investors may find our common stock less attractive because we will rely on these exemptions, which could result in a less active trading market for our common stock, increased price fluctuation, and a decrease in the trading price of our common stock.

We will remain an emerging growth company until the earliest of (i) the end of the fiscal year in which the market value of our common stock that is held by non-affiliates is at least $700 million as of the last business day of our most recently completed second fiscal quarter, (ii) the end of the fiscal year in which we have total annual gross revenues of $1.07 billion or more during such fiscal year, (iii) the date on which we issue more than $1 billion in non-convertible debt in a three-year period, or (iv) the end of the fiscal year in which the fifth anniversary of the IPO occurs.

Anti-takeover provisions in our charter documents and under Delaware law could make an acquisition of our company more difficult, limit attempts by our stockholders to replace or remove our current management, and limit the market price of our common stock.

Provisions in our amended and restated certificate of incorporation and amended and restated bylaws may have the effect of delaying or preventing a change in control or changes in our management. Our amended and restated certificate of incorporation and amended and restated bylaws include provisions that:

•	provide that our Board of Directors is classified into three classes of directors;
•	prohibit stockholders from taking action by written consent from and after the date that Cortec beneficially owns less than 35% of our outstanding shares of common stock;
•

provide that stockholders may remove directors only for cause after the date that Cortec beneficially owns less than 35% of our outstanding common stock and only with the approval of holders of at least 66 2/3% of our then outstanding common stock;

•	provide that the authorized number of directors may be changed only by resolution of the Board of Directors;
•

provide that all vacancies, including newly created directorships, may, except as otherwise required by law or as set forth in the stockholders agreement we have entered into with Cortec and certain other stockholders, be filled by the affirmative vote of a majority of directors then in office, even if less than a quorum;

•

provide that stockholders seeking to present proposals before a meeting of stockholders or to nominate candidates for election as directors at a meeting of stockholders must provide notice in writing in a timely manner, and also specify requirements as to the form and content of a stockholder's notice;

•	restrict the forum for certain litigation against us to Delaware;
•

do not provide for cumulative voting rights (therefore allowing the holders of a majority of the shares of common stock entitled to vote in any election of directors to elect all of the directors standing for election);

•

provide that special meetings of our stockholders may be called only by the Chairman of the Board of Directors, our CEO, or the Board of Directors pursuant to a resolution adopted by a majority of the total number of authorized directors;

•

provide that stockholders will be permitted to amend our amended and restated bylaws only upon receiving at least 66 2/3% of the votes entitled to be cast by holders of all outstanding shares then entitled to vote generally in the election of directors, voting together as a single class; and

•

provide that certain provisions of our amended and restated certificate of incorporation may only be amended upon receiving at least 66 2/3% of the votes entitled to be cast by holders of all outstanding shares then entitled to vote, voting together as a single class.

These provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our Board of Directors, which is responsible for appointing the members of our management. In addition, we have opted out of the provisions of Section 203 of the General Corporation Law of the State of Delaware, or DGCL, which generally prohibits a Delaware corporation from engaging in any of a broad range of business combinations with any "interested" stockholder for a period of three years following the date on which the stockholder became an "interested" stockholder. However, our amended and restated certificate of incorporation provides substantially the same limitations as are set forth in Section 203 but also provides that Cortec and its affiliates and any of their direct or indirect transferees and any group as to which such persons are a party do not constitute "interested stockholders" for purposes of this provision.

We do not intend to pay dividends for the foreseeable future.

Other than the Special Dividend, we have not declared or paid any dividends on our common stock. We currently intend to retain any future earnings and do not expect to pay any dividends in the foreseeable future. Any future determination to declare cash dividends will be made at the discretion of our Board of Directors, subject to applicable laws, and will depend on a number of factors, including our financial condition, results of operations, capital requirements, contractual restrictions, general business conditions, and other factors that our Board of Directors may deem relevant. In addition, the Credit Facility precludes our and our subsidiaries' ability to, among other things, pay dividends or make any other distribution or payment on account of our common stock, subject to certain exceptions. Accordingly, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investment.

YETI Holdings, Inc. is a holding company with no operations of its own and, as such, it depends on its subsidiaries for cash to fund its operations and expenses, including future dividend payments, if any.

As a holding company, our principal source of cash flow is distributions from our subsidiaries. Therefore, our ability to fund and conduct our business, service our debt, and pay dividends, if any, depends on the ability of our subsidiaries to generate sufficient cash flow to make upstream cash distributions to us. Our subsidiaries are separate legal entities, and although they are wholly owned and controlled by us, they have no obligation to make any funds available to us, whether in the form of loans, dividends, or otherwise. The ability of our subsidiaries to distribute cash to us is also be subject to, among other things, restrictions that may be contained in our subsidiary agreements (as entered into from time to time), availability of sufficient funds in such subsidiaries and applicable laws and regulatory restrictions. Claims of any creditors of our subsidiaries generally have priority as to the assets of such subsidiaries over our claims and claims of our creditors and stockholders. To the extent the ability of our subsidiaries to distribute dividends or other payments to us is limited in any way, our ability to fund and conduct our business, service our debt, and pay dividends, if any, could be harmed.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

From July 1, 2018 through September 29, 2018, one employee was granted 27,480 RSUs. These RSUs were granted pursuant to the 2012 Plan in a transaction exempt from registration under Rule 701 of the Securities Act.

Use of Proceeds from Registered Securities

In October 2018, we completed our IPO of 16,000,000 shares of our common stock, including 2,500,000 shares of our common stock sold by the Company and 13,500,000 shares of our common stock sold by selling stockholders. The offer and sale of all of the shares in our IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-227578), which was declared effective by the SEC on October 24, 2018. The shares were sold at the IPO price of $18.00 per share, resulting in net proceeds to the Company of $42.4 million, after deducting underwriting discounts and commissions of $2.6 million. We did not receive any proceeds from the sale of shares of our common stock by the selling stockholders. Additionally, offering costs incurred by us are expected to total approximately $4.4 million. On November 29, 2018, we used the proceeds plus additional cash on hand to repay $50.0 million of outstanding borrowings under the Credit Facility. The managing underwriters of our IPO were Merrill Lynch, Pierce, Fenner & Smith Incorporated, Morgan Stanley & Co. LLC, and Jefferies LLC. No payments were made by us to directors, officers or persons owning 10% or more of our common stock or to their associates, or to our affiliates, other than payments in the ordinary course of business to officers for salaries and to non-employee directors pursuant to our director compensation policy.

Item 6. Exhibits.

All documents referenced below have been filed pursuant to the Securities Exchange Act of 1934 by YETI Holdings, Inc., file number 001-38713, unless otherwise indicated.

Exhibit Number	Exhibit

3.1	Amended and Restated Certificate of Incorporation of YETI Holdings, Inc. (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K on October 26, 2018 and incorporated herein by reference)

3.2	Amended and Restated Bylaws of YETI Holdings, Inc. (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K on October 26, 2018 and incorporated herein by reference)

10.1*	YETI Coolers, LLC Senior Leadership Severance Benefits Plan (filed as Exhibit 10.16 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-227578) and incorporated herein by reference)

10.2*	YETI Holdings, Inc. 2018 Equity and Incentive Compensation Plan (filed as Exhibit 10.17 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-227578) and incorporated herein by reference)

10.3*

Form of Non-Employee Director Restricted Stock Unit Agreement under the 2018 Equity and Incentive Compensation Plan (filed as Exhibit 10.18 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-227578) and incorporated herein by reference)

10.4*

Form of Non-Employee Director Deferred Stock Unit Agreement under the 2018 Equity and Incentive Compensation Plan (filed as Exhibit 10.19 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-227578) and incorporated herein by reference)

10.5*

Form of Nonqualified Stock Option Agreement under the 2018 Equity and Incentive Compensation Plan (filed as Exhibit 10.20 to the Company’s Registration Statement on Form S-1/A (Reg. No. 333-227578) and incorporated herein by reference)

10.6*	YETI Holdings, Inc. Non-Employee Director Compensation Policy (filed as Exhibit 10.20 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-227578) and incorporated herein by reference)

10.7*

Form of Indemnification Agreement by and between the Company and each of its directors and executive officers (filed as Exhibit 10.21 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-227578) and incorporated herein by reference)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*  Indicates a management contract or compensation plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

YETI Holdings, INC.

Dated: December 6, 2018	By:	/s/ Matthew J. Reintjes
Name: Matthew J. Reintjes
Title: President and Chief Executive Officer, Director (Principal Executive Officer)

Dated: December 6, 2018	By:	/s/ Paul C. Carbone
Name: Paul C. Carbone
Title: Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)