Form 10-K
period 2018-12-29
YETI Holdings, Inc.
filed 2019-03-20
CIK 1670592

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 29, 2018

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission file number 001‑38713

YETI Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware	45‑5297111
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7601 Southwest Parkway
Austin, Texas 78735

(Address of principal executive offices) (Zip Code)
Registrant’s telephone number, including area code: (512) 394‑9384

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of each exchange on which registered
Common Stock, par value $0.01 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐  No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act Yes ☐  No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b‑2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes  ☐  No  ☒

As of June 29, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, the registrant’s common stock was not listed on any exchange or over-the-counter market. The registrant’s common stock began trading on the New York Stock Exchange on October 25, 2018.

There were 84,196,079 shares of Common Stock ($0.01 par value) outstanding as of March 19, 2019.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the registrant’s 2019 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission no later than 120 days after December 29, 2018, are incorporated by reference in Part III herein.

Forward-Looking Statements

This Annual Report on Form 10-K (this “Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical or current fact included in this Report are forward-looking statements. Forward-looking statements include statements containing words such as “anticipate,” “assume,” “believe,” “can,” “have,” “contemplate,” “continue,” “could,” “design,” “due,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “likely,” “may,” “might,” “objective,” “plan,” “predict,” “project,” “potential,” “seek,” “should,” “target,” “will,” “would,” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operational performance or other events. For example, all statements made relating to growth strategies, the estimated and projected costs, expenditures, and growth rates, plans and objectives for future operations, growth, or initiatives, or strategies are forward-looking statements. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that are expected and, therefore, you should not unduly rely on such statements. The risks and uncertainties that could cause actual results to differ materially from those expressed or implied by these forward-looking statements include but are not limited to:

•	our ability to maintain and strengthen our brand and generate and maintain ongoing demand for our products;
•	our ability to successfully design and develop new products;
•	our ability to effectively manage our growth;
•	our ability to expand into additional consumer markets, and our success in doing so;
•	the success of our international expansion plans;
•	our ability to compete effectively in the outdoor and recreation market and protect our brand;
•	problems with, or loss of, our third-party contract manufacturers and suppliers, or an inability to obtain raw materials;
•	fluctuations in the cost and availability of raw materials, equipment, labor, and transportation and subsequent manufacturing delays or increased costs;
•	our ability to accurately forecast demand for our products and our results of operations;
•	our relationships with our national, regional, and independent ;s, who account for a significant portion of our sales;
•	the impact of natural disasters and failures of our information technology on our operations and the operations of our manufacturing partners;
•	our ability to attract and retain skilled personnel and senior management, and to maintain the continued efforts of our management and key employees;
•	the impact of our indebtedness on our ability to invest in the ongoing needs of our business; and
•

other risks and uncertainties listed under the heading “Risk Factors” in Part I, Item 1A of this Report, as such risk factors may be amended, supplemented or superseded from time to time by other reports we file with the United States Securities and Exchange Commission (the “SEC”).

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

PART I

Item 1. Business

Overview

YETI Holdings, Inc. is a designer, marketer, retailer, and distributor of a variety of innovative, branded, premium products to a wide‑ranging customer base. Our mission is to ensure that each YETI product delivers exceptional performance and durability in any environment, whether in the remote wilderness, at the beach, or anywhere else life takes our customers. By consistently delivering high‑performing products, we built a following of engaged brand loyalists throughout the United States, Canada, Australia, and elsewhere, ranging from serious outdoor enthusiasts to individuals who simply value products of uncompromising quality and design. Our relationship with customers continues to thrive and deepen as a result of our innovative new product introductions, expansion and enhancement of existing product families, and multifaceted branding activities.

We were founded in 2006 by avid outdoorsmen, Roy and Ryan Seiders (our “Founders”), who were frustrated with equipment that could not keep pace with their interests in hunting and fishing. By utilizing forward-thinking designs and advanced manufacturing techniques, they developed a nearly indestructible hard cooler with superior ice retention. Our original hard cooler not only delivered exceptional performance, it anchored an authentic, passionate, and durable bond among customers and our company.

Our principal corporate offices are located in Austin, Texas. We completed our initial public offering (“IPO”) in October 2018 and our common stock is listed on the New York Stock Exchange (the “NYSE”) under the symbol “YETI.” Unless the context requires otherwise, references to “YETI,” the “Company,” “we,” “us,” and “our” used herein refer to YETI Holdings, Inc. and its consolidated subsidiaries.

Initial Public Offering

On October 24, 2018, we completed our IPO of 16,000,000 shares of our common stock, including 2,500,000 shares of our common stock sold by us and 13,500,000 shares of our common stock sold by selling stockholders. The shares were sold at the IPO price of $18.00 per share for net proceeds of $42.4 million to us, after deducting underwriting discounts and commissions of $2.6 million. On November 28, 2018, the underwriters exercised, in part, their option to purchase additional shares of common stock, in an amount of 918,830 shares, from the selling stockholders, at the public offering price, less the underwriting discount. We did not receive any proceeds from the sale of shares of common stock by the selling stockholders. Additionally, offering costs incurred by us were $4.6 million.

Our Products

We have a track record of consistently broadening our high-performance, premium-priced product portfolio to meet our expanding customer base and their evolving pursuits. Our culture of innovation and success in identifying customer needs and wants drives our robust product pipeline. By employing the same approach that led to the success of our original hard coolers, we have broadened our product line to include soft coolers, drinkware, storage, outdoor products, and gear. Our current product portfolio is comprised of three categories: Coolers & Equipment; Drinkware; and Other.

Coolers & Equipment

Our Coolers & Equipment family is comprised of hard coolers, soft coolers, storage, transport, outdoor living, and associated accessories. Coolers & Equipment could change over time as we add new product categories and incubate them within Coolers & Equipment.

Hard Coolers. Unlike conventional hard coolers, our hard coolers are built with seamless rotationally-molded, or rotomolded, construction, making them nearly indestructible. For superior ice retention, we pressure-inject up to two inches of commercial-grade polyurethane foam into the walls and lid and utilize a freezer-quality gasket to seal the lid. We offer five product ranges within our hard cooler category: YETI Tundra®, YETI Roadie®, Tundra Haul™, YETI TANK®, and YETI Silo™ 6G. We also offer related accessories, including locks, beverage holders, and other add-ons, to enhance our products’ versatility.

Soft Coolers. The Hopper® is our line of soft coolers, which are designed to be leakproof and provide superior durability and ice retention compared to ordinary soft coolers. The Hopper soft cooler product line includes: the Hopper® Two, Hopper BackFlip™, and Hopper Flip®. Our soft coolers also include related accessory options such as the SideKick Dry gear case, MOLLE Zinger retractable lanyard, and a mountable MOLLE Bottle Opener.

Storage, Transport, and Outdoor Living. Our storage, transport, and outdoor living product category includes: the Panga™ submersible duffel bag, LoadOut™ Bucket, Panga™ Backpack, Tocayo™ Backpack, Camino™ Carryall, Hondo™ Base Camp Chair, and Lowlands™ Blanket. We also offer a wide range of accessories, including bottle openers, lids, and storage organizers.

Drinkware

Our Drinkware product family is made with durable, kitchen-grade, 18/8 stainless-steel, double-wall vacuum insulation, and our innovative No Sweat design. The result is high-performing drinkware products that keep beverages at their preferred temperature—whether hot or cold—for hours at a time without condensation. Our Drinkware product line currently includes eight product families including the Rambler Colster, Rambler Lowball, Rambler Wine Tumbler, Rambler Stackable Pints, Rambler Mug, Rambler Tumblers, Rambler Bottles, and Rambler Jug. Related accessories include the Rambler Bottle Straw Cap, Rambler Tumbler Handles, and Rambler Jug Mount.

Other

We offer an array of YETI-branded gear, such as hats, shirts, bottle openers, ice substitutes, and dog bowls.

Segment Information

We operate as one reportable segment.

Sales Channels

We offer our products in the U.S., Canada, Australia, and Japan through a diverse omni-channel strategy, comprised of our wholesale and our direct-to-consumer (“DTC”) channels. In fiscal 2018 and fiscal 2017, our wholesale channel accounted for 63% and 70% of our net sales, respectively, and our DTC channel accounted for 37% and 30% of our net sales, respectively. As part of our commitment to premium positioning, we maintain supply discipline, consistently enforce our minimum advertised price (“MAP”) policy, and primarily sell through one-step distribution.

In our wholesale channel, we sell to several large retailers with a national presence, including Dick’s Sporting Goods, REI, Academy Sports + Outdoors, Bass Pro Shops, and Ace Hardware, retailers with a large regional presence, and an assemblage of independent retail partners throughout the U.S., Canada, and Australia. We carefully evaluate and select retail partners that have an image and approach that are consistent with our premium brand and pricing, while also seeking new retail partners that create access to unique shopping experiences or customer bases. Our network of independent retail partners includes outdoor specialty, hardware, sporting goods, and farm and ranch supply stores, among others. As of December 29, 2018, we sold through a diverse base of nearly 4,800 independent retail partners.

We sell our products in our DTC channel to consumers on YETI.com, au.YETI.com, and YETI Authorized on the Amazon Marketplace, as well as customized products with licensed marks and original artwork through our corporate sales program and at YETIcustomshop.com. Additionally, we sell our full line of products in Austin, Texas at our first retail store, which opened during fiscal 2017, and most recently at our corporate store, which opened in late fiscal 2018. We are working diligently to open two new retail stores in Charleston, South Carolina, and Chicago, Illinois during 2019. Our DTC channel enables us to directly interact with our customers, more effectively control our brand experience, better understand consumer behavior and preferences, and offer exclusive products, content, and customization capabilities. We believe our control over our DTC channel provides our customers the highest level of brand engagement and further builds customer loyalty, while generating attractive margins.

For fiscal 2018, Dick’s Sporting Goods was our largest single customer and represented approximately 16% of gross sales. In addition, YETI Authorized on the Amazon Marketplace represented approximately 10% of gross sales.

Our Market

Our premium products are designed for use in a wide variety of activities, from professional to recreational and outdoor to indoor, and can be used all year long. As a result, the markets we serve are broad as well as deep, including, for example, outdoor, housewares, home and garden, outdoor living, industrial, and commercial. While our product reach extends into numerous and varied markets we currently primarily serve the United States outdoor recreation market. The outdoor recreation products market is a large, growing, and diverse economic sector, which includes consumers of all genders, ages, ethnicities, and income levels.

Additionally, we are expanding internationally as we continue to grow our presence in North America (including Canada), Australia and most recently in Japan. We are expanding internationally by focusing on brand awareness, dealer expansion, and our DTC channel. We believe there are meaningful growth opportunities by expanding into additional international markets, such as Europe and Asia, as many of the market dynamics and premium, performance-based consumer needs that we have successfully identified domestically are also valued in these markets.

Product Design and Development

We design and develop our products to provide superior performance and functionality in a variety of environments. Our products are carefully designed and rigorously tested to maximize performance while minimizing complexity, allowing us to deliver highly functional products with simple, clean, and distinct designs.

We expand our existing product families and enter new product categories by designing solutions grounded in consumer insights and relevant product knowledge. We use high-quality materials, as well as advanced design and manufacturing processes, to create premium products that redefine consumer expectations and deliver best-in-class product performance. We continue to expand our product line by introducing anchor products, followed by product expansions, such as additional sizes and colorways, and then offering accessories.

To ensure our continued success in bringing category-redefining products to market, our marketing and product development teams collaborate to identify consumer needs and wants to drive our robust product pipeline. We use our purpose-built, state-of-the-art research and development center to generate design prototypes and test performance. We follow a disciplined, stage-gate product development process that is designed to provide consistent quality control while optimizing speed-to-market. We collaborate with our YETI Ambassadors, a diverse group of men and women throughout the United States and select international markets, comprised of world-class anglers, hunters, rodeo cowboys, barbecue pitmasters, surfers, and outdoor adventurers who embody our brand, and industry professionals to test our prototypes and provide feedback that is incorporated into final product designs. Once we approve the final design and specifications of a new product, we partner with global suppliers and specialized manufacturers to produce our products according to our exacting performance and quality standards.

Marketing

We employ a wide range of marketing tactics and outlets to cultivate our relationships with experts, serious enthusiasts, and everyday consumers, including a combination of traditional, digital, social media, and grass-roots initiatives to support our premium brand, in addition to original short films and high-quality content for YETI.com.

Supply Chain and Quality Assurance

We manage a global supply chain of highly qualified, third-party manufacturing and logistics partners to produce and distribute our products. The primary raw materials and components used by our manufacturing partners include polyethylene, polyurethane foam, stainless-steel, polyester fabric, zippers, and other plastic materials and coatings. We believe many of these materials are available from multiple vendors. We stipulate approved suppliers and control the specifications for key raw materials used in our products. We do not directly source significant amounts of these raw materials and components.

We do not own or operate any manufacturing facilities. We match sourcing partnerships to deliver flexibility and scalability to support multiple product introductions and evolving channel strategies. Our global supply chain management team researches materials and equipment; qualifies raw material suppliers; vets potential manufacturing partners for advanced production and quality assurance processes; directs our internal demand and production planning; approves and manages product purchasing plans; and oversees product transportation. Additionally, we work closely with our manufacturing partners regarding product quality and manufacturing process efficiency.

We have third-party manufacturing partners across our product lines located in the United States, China, Italy, Mexico, and the Philippines. To mitigate the concentration risk in our supply chain, we are pursuing a higher diversification of manufacturing partners, with both sourcing and geographical advantages and, over time, intend to shift the current allocation of production to a better balance among them. See Note 12 – Concentrations Risk and Geographic Information of the Notes to our Consolidated Financial Statements included herein for further discussion of concentration risk. We hold our manufacturers to rigorous quality and product conformance standards through frequent involvement and regular product inspecting. We own the molds and tooling used in the production of our products, create and provide the specifications for our products, and work closely with our manufacturing partners to improve production yields and efficiency. Our manufacturers do not have unique skills, technologies, processes, or intellectual property that prevent us from migrating to other manufacturing partners.

To ensure consistent product quality, we provide detailed specifications for our products and inspect finished goods both at our manufacturing partners as well as upon delivery to our United States-based third-party logistics partner. As part of our quality assurance program, we have developed and implemented comprehensive product inspection and facility oversight processes that are performed by our employees and third-party service providers who work closely with our suppliers to assist them in meeting our quality standards, as well as improving their production yields and throughput.

Distribution and Inventory Management

We utilize global third-party logistics providers to warehouse and distribute finished products from our distribution facility in Dallas, Texas to support our domestic operations, and in Australia and Canada to support our international operations. These logistics providers manage various distribution activities, including product receipt, warehousing, certain limited product inspection activities, and coordinating outbound shipping. We recently developed new technologies to track products leaving the YETI distribution centers, allowing us to trace potentially diverted and unauthorized product sales to the selling-source.

We manage our inventory levels by analyzing product sell-through, forecasting demand, and placing orders with our manufacturers before we receive firm orders from customers to ensure sufficient availability.

Competition

We compete in the large outdoor and recreation market and may compete in other addressable markets. Competition in our markets is based on a number of factors including product quality, performance, durability, styling, and price, as well as brand image and recognition. We believe that we have been able to compete successfully on the basis of our brand, superior design capabilities and product development, our DTC capabilities, as well as the breadth of our independent retail partners, national, and regional retail partners.

In the Coolers & Equipment category, we compete against established, well-known, and legacy cooler brands, such as Igloo and Coleman, as well as numerous other brands and retailers that offer competing products. The popularity of YETI products and the YETI brand has attracted numerous new competitors including Pelican, OtterBox, and others, as well as private label brands. In the Drinkware category, we compete against well-known brands such as Tervis and HydroFlask, as well as numerous other brands and retailers that offer competing products.

The outdoor and recreation market is highly fragmented and highly competitive, with low barriers to entry. Our current and potential competitors may be able to develop and market superior products or sell similar products at lower prices. These companies may have competitive advantages, including larger retailer bases, global product distribution, greater financial strength, superior relations with suppliers and manufacturing partners, or larger marketing budgets and brand recognition.

Seasonality

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

Intellectual Property and Brand Protection

We own the patents, trademarks, copyrights, and other intellectual property rights that support key aspects of our brand and products. We believe these intellectual property rights, combined with our innovation and distinctive product design, performance, and brand name and reputation, provide us with a competitive advantage. We protect our intellectual property rights in the United States and certain international jurisdictions on all new products.

We aggressively pursue and defend our intellectual property rights to protect our distinctive brand, designs, and inventions. We have processes and procedures in place in an attempt to identify, protect, and optimize our intellectual property assets on a global basis. Our experienced legal and brand protection teams initiate claims and litigation to protect our intellectual property assets. In the future, we intend to continue to seek intellectual property protection for our new products and prosecute those who infringe on these valuable assets.

All product designs, specifications, and performance characteristics are developed and documented. After these aspects of the process are complete, we often seek intellectual property protection, including applying for patents and for registration of trademarks and copyrights.

We have a proactive online marketplace monitoring and seller/listing termination program to disrupt any online counterfeit offerings. In addition, we work to shut down counterfeit stand-alone sites through litigation.

Our Employees

As of December 29, 2018, we had 647 employees worldwide. We believe our increasingly well-known brand, culture of innovation, collaboration, and personal development allow us to recruit top talent nationwide in all areas of our business.

Our United States and Canadian personnel are co-employed by us and a professional employer organization (the “PEO”), which we utilize to manage payroll-related functions and to administer our employee benefit programs. We are directly responsible for all aspects of employee recruiting, compensation, management, retention, and supervision of our personnel. We believe this co-employment relationship allows us to leverage the scale and systems of the PEO to our benefit.

None of our employees are currently covered by a collective bargaining agreement. We have no labor-related work stoppages and believe our relations with our employees are positive and stable.

Available Information

We file annual, quarterly and current reports and other documents with the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The public can obtain any documents that we file with the SEC at www.sec.gov. We also make available free of charge our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after filing such materials with, or furnishing such materials to, the SEC, on or through our internet website, www.YETI.com. We are not including the information contained on, or accessible through, any website as a part of, or incorporating it by reference into, this Report, unless expressly noted.

Our Executive Officers

Below is a list of the names, ages, positions, and a brief summary of the business experience, as of March 19, 2019, of individuals who serve as our executive officers.

Name	Age	Position
Matthew J. Reintjes	43	President and Chief Executive Officer, Director
Paul C. Carbone	53	Senior Vice President and Chief Financial Officer
Bryan C. Barksdale	48	Senior Vice President, General Counsel and Secretary
Hollie S. Castro	49	Senior Vice President of Talent
Robert O. Murdock	47	Senior Vice President of Innovation
Kirk A. Zambetti	50	Senior Vice President of Sales
Melisa C. Goldie	51	Chief Marketing Officer

Matthew J. Reintjes. Mr. Reintjes has served as our President and Chief Executive Officer since September 2015 and was appointed to our Board of Directors in March 2016. Prior to joining us, Mr. Reintjes served from February 2015 to September 2015 as Vice President of the Outdoor Products reporting segment at Vista Outdoor Inc., a manufacturer of outdoor sports and recreation products, which, prior to February 9, 2015, was operated as a reporting segment of Alliant Techsystems Inc., or ATK, an aerospace, defense, and sporting goods company. While at ATK, Mr. Reintjes served as Vice President of Accessories from November 2013 to February 2015. Prior to ATK, Mr. Reintjes served as Chief Operating Officer of Bushnell Holdings Inc., a portfolio of leading brands in outdoor and recreation products, from May 2013 until its acquisition by ATK in November 2013. Mr. Reintjes also served as Chief Operating Officer of Hi-Tech Industrial Services, Inc., a supplier of industrial services, from January 2013 to May 2013. Prior to this time, Mr. Reintjes served for nine years in a variety of general management roles at Danaher Corporation, a global science and technology company, including: President of KaVo Equipment Group—North America from October 2011 to January 2013; President—Imaging from April 2011 to October 2011; and roles including Vice President/General Manager, Vice President of Sales, and Senior Product Manager of Danaher from 2004 to October 2011. Mr. Reintjes holds a B.A. in Economics from the University of Notre Dame and an M.B.A. from the University of Virginia's Darden School of Business.

Paul C. Carbone. Mr. Carbone was named our Chief Financial Officer effective as of June 2018 and as a Senior Vice President in September 2018. Prior to joining us, Mr. Carbone served from April 2017 to February 2018 as Chief Financial Officer and Chief Operating Officer of The Talbots, Inc., or Talbots, a specialty retailer. Prior to Talbots, Mr. Carbone served from June 2012 to April 2017 as Senior Vice President and Chief Financial Officer of Dunkin' Brands Group, Inc., or Dunkin', a quick service restaurant business. Mr. Carbone also served as Vice President, Finance and Strategy of Dunkin' from September 2008 to June 2012. Prior to Dunkin', Mr. Carbone served from 2006 to 2008 as Senior Vice President and Chief Financial Officer of Tween Brands, Inc., or Tween, an operator of specialty retailing brands. Prior to Tween, Mr. Carbone served from 2005 to 2006 as Vice President, Finance for Victoria's Secret of L Brands, Inc., formerly known as Limited Brands, Inc., a specialty retailer. Mr. Carbone holds a B.S. in Hotel Management from the University of Massachusetts, a B.S. in Business Administration from the University of South Carolina, and a M.B.A. from the University of Illinois.

Bryan C. Barksdale. Mr. Barksdale has served as our General Counsel since August 2015 and our Secretary since December 2015. Mr. Barksdale was named as a Senior Vice President in September 2018. Prior to joining us, Mr. Barksdale served as General Counsel of iFLY Holdings, Inc., a designer, manufacturer, and operator of vertical wind tunnels used in indoor skydiving facilities, from January 2015 to July 2015. From August 2010 to January 2015, Mr. Barksdale served as Chief Legal Officer, General Counsel, and Secretary of Bazaarvoice, Inc., a social commerce software-as-a-service company. From February 2005 to August 2010, Mr. Barksdale practiced corporate and securities law at Wilson Sonsini Goodrich & Rosati, Professional Corporation. Mr. Barksdale previously practiced corporate and securities law with Brobeck, Phleger & Harrison LLP and with Andrews Kurth LLP. Mr. Barksdale holds a B.A. from The University of Texas at Austin, an M.Ed. from the University of Mississippi, and a J.D. from Washington & Lee University School of Law.

Hollie S. Castro. Ms. Castro was named as our Vice President of Talent in January 2018 and as our Senior Vice President of Talent in September 2018. Prior to joining us, Ms. Castro served as President of the Castro Consulting Group, an organization which coaches and advises executives from start-ups to Fortune 500 companies, from 2015 to 2018. Prior to that, Ms. Castro held the roles of Executive Vice President of Kony, a digital and mobile application company, in 2014, and Senior Vice President of Human Resources and Administration at BMC Software, a multi-cloud management company, from 2009 to 2014. Ms. Castro holds a B.A. in Interpreting Italian and French from Marlboro College, and an International M.B.A. from the Thunderbird School of Global Management at Arizona State University.

Robert O. Murdock. Mr. Murdock has been our Vice President of Innovation since May 2017 and was named our Senior Vice President of Innovation in September 2018. Prior to joining us, Mr. Murdock served as the Senior Vice President of Innovation for Nautilus, Inc., a worldwide marketer, developer, and manufacturer of home fitness equipment brands, from 2016 to 2017, and was the Vice President, General Manager of Nautilus' Direct-to-Consumer division from 2011 to 2016. Prior to Nautilus, Mr. Murdock was the Director, Product Management at Clarity Visual Systems, a Category Manager at InFocus, and a Program Manager at Intel Corporation. Mr. Murdock holds a B.A. in Government from Georgetown University, and an M.B.A. in Business Administration and Management from the Red McCombs School of Business at The University of Texas at Austin.

Kirk A. Zambetti. Mr. Zambetti has been our Vice President of Sales since August 2016 and was named our Senior Vice President of Sales in September 2018. Prior to joining us, Mr. Zambetti was the Vice President of Sales for North America for Danaher's Dental Technologies division from October 2008 to August 2016, and was Director of Key Accounts, North America dating back to March 2007. Prior to Danaher, Mr. Zambetti held various commercial leadership and sales roles with leading medical device manufacturers and distributors, including Siemens, ANSI, Urologix, and PSS WorldMedical. Mr. Zambetti holds a B.A. in History from Hampden-Sydney College.

Melisa Goldie. Ms. Goldie was named as our Chief Marketing Officer in January 2019. Prior to joining us, Ms. Goldie was a marketing consultant for global lifestyle brands, serving as the managing member of Goldie Collective, LLC, from November 2016 to January 2019. From October 2014 to November 2016, she served as the Global Chief Marketing Officer for Calvin Klein, Inc., a lifestyle brand. From October 2001 to October 2014, Ms. Goldie served in a variety of roles of increasing responsibility at Calvin Klein, Inc. Ms. Goldie holds a B.A. in Photography and Art Education from New York’s Pratt Institute.

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. These risks include, but are not limited to, those material risks described below, each of which may be relevant to an investment decision. You should carefully consider the risks and uncertainties described below, together with all of the other information contained in this Report, including, but not limited to, the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes, before deciding whether to invest in shares of our common stock. Our business, financial condition, and operating results can be affected by a number of factors, whether currently known or unknown, including, but not limited to, those described below, any one or more of which could, directly or indirectly, cause our actual financial condition and operating results to vary materially from past, or from anticipated future, financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect our business, financial condition, operating results, and stock price. If any of the following risks or other risks actually occur, our business, financial condition, operating results, and future prospects could be materially harmed. In that event, the market price of our common stock could decline, and you could lose part or all of your investment.

The following discussion of risk factors contains forward-looking statements. Because of the following factors, as well as other factors affecting our financial condition and operating results, past financial performance should not be considered to be a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.

Risks Related to Our Business and Industry

Our business depends on maintaining and strengthening our brand to generate and maintain ongoing demand for our products, and a significant reduction in such demand could harm our results of operations.

The YETI name and premium brand image are integral to the growth of our business, as well as to the implementation of our strategies for expanding our business. Our success depends on the value and reputation of our brand, which, in turn, depends on factors such as the quality, design, performance, functionality, and durability of our products, the image of our e-commerce platform and retail partner floor spaces, our communication activities, including advertising, social media, and public relations, and our management of the customer experience, including direct interfaces through customer service. Maintaining, promoting, and positioning our brand are important to expanding our customer base, and will depend largely on the success of our marketing and merchandising efforts and our ability to provide consistent, high-quality customer experiences. We intend to make substantial investments in these areas in order to maintain and enhance our brand, and such investments may not be successful. Ineffective marketing, negative publicity, product diversion to unauthorized distribution channels, product or manufacturing defects, counterfeit products, unfair labor practices, and failure to protect the intellectual property rights in our brand are some of the potential threats to the strength of our brand, and those and other factors could rapidly and severely diminish customer confidence in us. Furthermore, these factors could cause our customers to lose the personal connection they feel with the YETI brand. We believe that maintaining and enhancing our brand image in our current markets and in new markets where we have limited brand recognition is important to expanding our customer base. If we are unable to maintain or enhance our brand in current or new markets, our growth strategy and results of operations could be harmed.

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

Our net sales and profits depend on the level of consumer spending for our products, which is sensitive to general economic conditions and other factors; during a downturn in the economy, consumer purchases of discretionary items are affected, which could materially harm our sales, profitability and financial condition.

Our products are discretionary items for customers. Therefore, the success of our business depends significantly on economic factors and trends in consumer spending. There are a number of factors that influence consumer spending, including actual and perceived economic conditions, consumer confidence, disposable consumer income, consumer credit availability, unemployment, and tax rates in the markets where we sell our products. Consumers also have discretion as to where to spend their disposable income and may choose to purchase other items or services if we do not continue to provide authentic, compelling, and high-quality products at appropriate price points. As global economic conditions continue to be volatile and economic uncertainty remains, trends in consumer discretionary spending also remain unpredictable and subject to declines. Any of these factors could harm discretionary consumer spending, resulting in a reduction in demand for our premium products, decreased prices, and harm to our business and results of operations. Moreover, consumer purchases of discretionary items tend to decline during recessionary periods when disposable income is lower or during other periods of economic instability or uncertainty, which may slow our growth more than we anticipate. A downturn in the economies in markets in which we sell our products, particularly in the United States, may materially harm our sales, profitability and financial condition.

The markets in which we compete are highly competitive and include numerous other brands and retailers that offer a wide variety of products that compete with our products; if we fail to compete effectively, we could lose our market position.

The markets in which we compete are highly competitive, with low barriers to entry. Numerous other brands and retailers offer a wide variety of products that compete with our cooler, drinkware, and other products, including our bags, storage, and outdoor lifestyle products and accessories. Competition in these product markets is based on a number of factors including product quality, performance, durability, styling, brand image and recognition, and price. We believe that we are one of the market leaders in both the U.S. premium cooler and U.S. premium stainless-steel drinkware markets. We believe that we have been able to compete successfully largely on the basis of our brand, superior design capabilities, and product development, as well as on the breadth of our independent retailers, national, and regional retail partners, and growing DTC channel. Our competitors may be able to develop and market higher quality products that compete with our products, sell their products for lower prices, adapt to changes in consumers’ needs and preferences more quickly, devote greater resources to the design, sourcing, distribution, marketing, and sale of their products, or generate greater brand recognition than us. In addition, as we expand into new product categories we have faced, and will continue to face, different and, in some cases, more formidable competition. We believe many of our competitors and potential competitors have significant competitive advantages, including longer operating histories, ability to leverage their sales efforts and marketing expenditures across a broader portfolio of products, global product distribution, larger and broader retailer bases, more established relationships with a larger number of suppliers and manufacturing partners, greater brand recognition, larger or more effective brand ambassador and endorsement relationships, greater financial strength, larger research and development teams, larger marketing budgets, and more distribution and other resources than we do. Some of our competitors may aggressively discount their products or offer other attractive sales terms in order to gain market share, which could result in pricing pressures, reduced profit margins, or lost market share. If we are not able to overcome these potential competitive challenges, effectively market our current and future products, and otherwise compete effectively against our current or potential competitors, our prospects, results of operations, and financial condition could be harmed.

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

Accordingly, we are subject to the risks, including labor disputes, union organizing activity, inclement weather, and increased transportation costs, associated with our third-party contract manufacturers’ and carriers’ ability to provide products and services to meet our requirements. In addition, if the cost of fuel rises, the cost to deliver products may rise, which could harm our profitability.

Our business is subject to the risk of manufacturer concentrations.

We depend on a limited number of third-party contract manufacturers for the sourcing of our products. For our hard coolers, our two largest manufacturers comprised approximately 91% of our production volume during 2018. For our soft coolers, our two largest manufacturers comprised approximately 99% of our production volume in 2018. For our Drinkware products, our two largest manufacturers comprised approximately 89% of our production volume during 2018. For our bags, we have two manufacturers, and the largest manufacturers comprised approximately 71% of our production volume during 2018. For our cargo, outdoor living, and pet products, one manufacturer accounted for all of our production volume of each product in 2018. As a result of this concentration in our supply chain, our business and operations would be negatively affected if any of our key manufacturers were to experience significant disruption affecting the price, quality, availability, or timely delivery of products. The partial or complete loss of these manufacturers, or a significant adverse change in our relationship with any of these manufacturers, could result in lost sales, added costs, and distribution delays that could harm our business and customer relationships.

Our results of operations could be materially harmed if we are unable to accurately forecast demand for our products.

To ensure adequate inventory supply, we must forecast inventory needs and place orders with our manufacturers before firm orders are placed by our customers. If we fail to accurately forecast customer demand we may experience excess inventory levels or a shortage of product to deliver to our customers. Factors that could affect our ability to accurately forecast demand for our products include: (a) an increase or decrease in consumer demand for our products; (b) our failure to accurately forecast consumer acceptance for our new products; (c) product introductions by competitors; (d) unanticipated changes in general market conditions or other factors, which may result in cancellations of advance orders or a reduction or increase in the rate of reorders or at-once orders placed by retailers; (e) the impact on consumer demand due to unseasonable weather conditions; (f) weakening of economic conditions or consumer confidence in future economic conditions, which could reduce demand for discretionary items, such as our products; and (g) terrorism or acts of war, or the threat thereof, or political or labor instability or unrest, which could adversely affect consumer confidence and spending or interrupt production and distribution of product and raw materials.

Inventory levels in excess of customer demand may result in inventory write-downs or write-offs and the sale of excess inventory at discounted prices or in less preferred distribution channels, which could impair our brand image and harm our gross margin. In addition, if we underestimate the demand for our products, our manufacturers may not be able to produce products to meet our customer requirements, and this could result in delays in the shipment of our products and our ability to recognize revenue, lost sales, as well as damage to our reputation and retailer and distributor relationships.

The difficulty in forecasting demand also makes it difficult to estimate our future results of operations and financial condition from period to period. A failure to accurately predict the level of demand for our products could adversely impact our profitability or cause us not to achieve our expected financial results.

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

Our profitability may decline as a result of increasing pressure on pricing.

Our industry is subject to significant pricing pressure caused by many factors, including intense competition, consolidation in the retail industry, pressure from retailers to reduce the costs of products and changes in consumer demand. These factors may cause us to reduce our prices to retailers and consumers or engage in more promotional activity than we anticipate, which could negatively impact our margins and cause our profitability to decline if we are unable to offset price reductions with comparable reductions in our operating costs. This could materially harm our results of operations and financial condition. In addition, ongoing and sustained promotional activities could harm our brand image.

We rely on a combination of purchase orders with our manufacturers. Some of these relationships are not exclusive, which means that these manufacturers could produce similar products for our competitors.

We rely on a combination of purchase orders with our manufacturers. With all of our manufacturers, we face the risk that they may fail to produce and deliver our products on a timely basis, or at all, or comply with our quality standards. In addition, our manufacturers may raise prices in the future, which would increase our costs and harm our margins. Even those manufacturers with whom we have purchase orders may breach these agreements, and we may not be able to enforce our rights under these agreements or may incur significant costs attempting to do so. As a result, we cannot predict with certainty our ability to obtain finished products in adequate quantities, of required quality and at acceptable prices from our manufacturers in the future. Any one of these risks could harm our ability to deliver our products on time, or at all, damage our reputation and our relationships with our retail partners and customers, and increase our product costs thereby reducing our margins.

In addition, except in some of the situations where we have a supply contract, our arrangements with our manufacturers are not exclusive. As a result, our manufacturers could produce similar products for our competitors, some of which could potentially purchase products in significantly greater volume. Further, while certain of our long-term contracts stipulate contractual exclusivity, those manufacturers could choose to breach our agreements and work with our competitors. Our competitors could enter into restrictive or exclusive arrangements with our manufacturers that could impair or eliminate our access to manufacturing capacity or supplies. Our manufacturers could also be acquired by our competitors, and may become our direct competitors, thus limiting or eliminating our access to manufacturing capacity.

Fluctuations in the cost and availability of raw materials, equipment, labor, and transportation could cause manufacturing delays or increase our costs.

The price and availability of key components used to manufacture our products, including polyethylene, polyurethane foam, stainless-steel, polyester fabric, zippers, and other plastic materials and coatings, as well as manufacturing equipment and molds, may fluctuate significantly. In addition, the cost of labor at our third-party contract manufacturers could increase significantly. For example, manufacturers in China have experienced increased costs in recent years due to shortages of labor and fluctuations of the Chinese yuan in relation to the U.S. dollar. Additionally, the cost of logistics and transportation fluctuates in large part due to the price of oil. Any fluctuations in the cost and availability of any of our raw materials or other sourcing or transportation costs related to our raw materials or products could harm our gross margins and our ability to meet customer demand. If we are unable to successfully mitigate a significant portion of these product cost increases or fluctuations, our results of operations could be harmed.

Many of our products are manufactured by third parties outside of the United States, and our business may be harmed by legal, regulatory, economic, and political risks associated with international trade and those markets.

Many of our core products are manufactured in China, Italy, Mexico, and the Philippines. Our reliance on suppliers and manufacturers in foreign markets creates risks inherent in doing business in foreign jurisdictions, including: (a) the burdens of complying with a variety of foreign laws and regulations, including trade and labor restrictions and laws relating to the importation and taxation of goods; (b) weaker protection for intellectual property and other legal rights than in the United States, and practical difficulties in enforcing intellectual property and other rights outside of the United States; (c) compliance with U.S. and foreign laws relating to foreign operations, including the U.S. Foreign Corrupt Practices Act (“FCPA”), the UK Bribery Act 2010 (“Bribery Act”), regulations of the U.S. Office of Foreign Assets Controls (“OFAC”), and U.S. anti-money laundering regulations, which prohibit U.S. companies from making improper payments to foreign officials for the purpose of obtaining or retaining business, operating in certain countries, as well as engaging in other corrupt and illegal practices; (d) economic and political instability and acts of terrorism in the countries where our suppliers are located; (e) transportation interruptions or increases in transportation costs; and (f) the imposition of tariffs on components and products that we import into the United States or other markets. We cannot assure you that our directors, officers, employees, representatives, manufacturers, or suppliers have not engaged and will not engage in conduct for which we may be held responsible, nor can we assure you that our manufacturers, suppliers, or other business partners have not engaged and will not engage in conduct that could materially harm their ability to perform their contractual obligations to us or even result in our being held liable for such conduct. Violations of the FCPA, the Bribery Act, OFAC restrictions, or other export control, anti-corruption, anti-money laundering, and anti-terrorism laws or regulations may result in severe criminal or civil sanctions, and we may be subject to other related liabilities, which could harm our business, financial condition, cash flows, and results of operations.

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

For 2018, 31% of our net sales were made to independent retail partners. These retail partners may decide to emphasize products from our competitors, to redeploy their retail floor space to other product categories, or to take other actions that reduce their purchases of our products. We do not receive long-term purchase commitments from our independent retail partners, and orders received from our independent retail partners are cancellable. Factors that could affect our ability to maintain or expand our sales to these independent retail partners include: (a) failure to accurately identify the needs of our customers; (b) a lack of customer acceptance of new products or product expansions; (c) unwillingness of our independent retail partners and customers to attribute premium value to our new or existing products or product expansions relative to competing products; (d) failure to obtain shelf space from our retail partners; (e) new, well-received product introductions by competitors; and (f) damage to our relationships with independent retail partners due to brand or reputational harm.

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

We have key relationships with national retail partners. For 2018, one national retail partner accounted for approximately 16% of our total sales. If we lose any of our key retail partners or any key retail partner reduces its purchases of our existing or new products or its number of stores or operations or promotes products of our competitors over ours, our sales would be harmed. Because we are a premium brand, our sales depend, in part, on retail partners effectively displaying our products, including providing attractive space and point of purchase displays in their stores, and training their sales personnel to sell our products. If our retail partners reduce or terminate those activities, we may experience reduced sales of our products, resulting in lower gross margins, which would harm our results of operations.

If our plans to increase sales through our DTC channel are not successful, our business and results of operations could be harmed.

For 2018, our DTC channel accounted for 37% of our net sales. Part of our growth strategy involves increasing sales through our DTC channel. However, we have limited operating experience executing the retail component of this strategy. The level of customer traffic and volume of customer purchases through our website or other e-commerce initiatives are substantially dependent on our ability to provide a content-rich and user-friendly website, a hassle-free customer experience, sufficient product availability, and reliable, timely delivery of our products. If we are unable to maintain and increase customers’ use of our website, allocate sufficient product to our website, and increase any sales through our website, our business, and results of operations could be harmed.

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

We currently have a retail store and a corporate store, both located in Austin, Texas, and, therefore, have limited experience in opening retail stores and may not be able to successfully address the risks that they entail. For example, we may not be able to implement our retail store strategy, achieve desired net sales growth, and payback periods or maintain consistent levels of profitability in our retail stores. In order to pursue our retail store strategy, we will be required to expend significant cash resources prior to generating any sales in these stores. We may not generate sufficient sales from these stores to justify these expenses, which could harm our business and profitability. The substantial management time and resources which any future retail store expansion strategy may require could also result in disruption to our existing business operations which may decrease our net sales and profitability.

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

If our independent suppliers and manufacturing partners do not comply with ethical business practices or with applicable laws and regulations, our reputation, business, and results of operations could be harmed.

Our reputation and our customers’ willingness to purchase our products depend in part on our suppliers’, manufacturers’, and retail partners’ compliance with ethical employment practices, such as with respect to child labor, wages and benefits, forced labor, discrimination, safe and healthy working conditions, and with all legal and regulatory requirements relating to the conduct of their businesses. We do not exercise control over our suppliers, manufacturers, and retail partners and cannot guarantee their compliance with ethical and lawful business practices. If our suppliers, manufacturers, or retail partners fail to comply with applicable laws, regulations, safety codes, employment practices, human rights standards, quality standards, environmental standards, production practices, or other obligations, norms, or ethical standards, our reputation and brand image could be harmed, and we could be exposed to litigation and additional costs that would harm our business, reputation, and results of operations.

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

Our plans for international expansion may not be successful; our limited operating experience and limited brand recognition in new markets may make it more difficult to execute our expansion strategy and cause our business and growth to suffer.

Continued expansion into markets outside the United States, including Canada, Australia, Europe, Japan, and China, is one of our key long-term strategies for the future growth of our business. There are, however, significant costs and risks inherent in selling our products in international markets, including: (a) failure to effectively translate and establish our core brand identity, particularly in markets with a less-established heritage of outdoor and recreational activities; (b) time and difficulty in building a widespread network of retail partners; (c) increased shipping and distribution costs, which could increase our expenses and reduce our margins; (d) potentially lower margins in some regions; (e) longer collection cycles in some regions; (f) increased competition from local providers of similar products; (g) compliance with foreign laws and regulations, including taxes and duties, and enhanced privacy laws, rules, and regulations, particularly in the European Union; (h) establishing and maintaining effective internal controls at foreign locations and the associated increased costs; (i) increased counterfeiting and the uncertainty of protection for intellectual property rights in some countries and practical difficulties of enforcing rights abroad; (j) compliance with anti-bribery, anti-corruption, and anti-money laundering laws, such as the FCPA, the Bribery Act, and OFAC regulations, by us, our employees, and our business partners; (k) currency exchange rate fluctuations and related effects on our results of operations; (l) economic weakness, including inflation, or political instability in foreign economies and markets; (m) compliance with tax, employment, immigration, and labor laws for employees living or traveling abroad; (n) workforce uncertainty in countries where labor unrest is more common than in the United States; (o) business interruptions resulting from geopolitical actions, including war and terrorism, or natural disasters, including earthquakes, typhoons, floods, and fires; (p) the imposition of tariffs on products that we import into international markets that could make such products more expensive compared to those of our competitors; (q) that our ability to expand internationally could be impacted by the intellectual property rights of third parties that conflict with or are superior to ours; and (r) other costs and risks of doing business internationally.

These and other factors could harm our international operations and, consequently, harm our business, results of operations, and financial condition. Further, we may incur significant operating expenses as a result of our planned international expansion, and it may not be successful. We have limited experience with regulatory environments and market practices internationally, and we may not be able to penetrate or successfully operate in new markets. We also have limited operating experience outside of the United States and in our expansion efforts we may encounter obstacles we did not face in the United States, including cultural and linguistic differences, differences in regulatory environments, labor practices and market practices, difficulties in keeping abreast of market, business and technical developments, and preferences of foreign customers. Consumer demand and behavior, as well as tastes and purchasing trends, may differ internationally, and, as a result, sales of our products may not be successful, or the margins on those sales may not be in line with those we anticipate. We may also encounter difficulty expanding into international markets because of limited brand recognition, leading to delayed or limited acceptance of our products by customers in these markets, and increased marketing and customer acquisition costs to establish our brand. Accordingly, if we are unable to successfully expand internationally or manage the complexity of our global operations, we may not achieve the expected benefits of this expansion and our financial condition and results of operations could be harmed.

Our financial results and future growth could be harmed by currency exchange rate fluctuations.

As our international business grows, our results of operations could be adversely impacted by changes in foreign currency exchange rates. Revenues and certain expenses in markets outside of the United States are recognized in local foreign currencies, and we are exposed to potential gains or losses from the translation of those amounts into U.S. dollars for consolidation into our financial statements. Similarly, we are exposed to gains and losses resulting from currency exchange rate fluctuations on transactions generated by our foreign subsidiaries in currencies other than their local currencies. In addition, the business of our independent manufacturers may also be disrupted by currency exchange rate fluctuations by making their purchases of raw materials more expensive and more difficult to finance. As a result, foreign currency exchange rate fluctuations may adversely impact our results of operations.

Our current and future products may experience quality problems from time to time that can result in negative publicity, litigation, product recalls, and warranty claims, which could result in decreased sales and operating margin, and harm to our brand.

Although we extensively and rigorously test new and enhanced products, there can be no assurance we will be able to detect, prevent, or fix all defects. Defects in materials or components can unexpectedly interfere with the products’ intended use and safety and damage our reputation. Failure to detect, prevent, or fix defects could result in a variety of consequences, including a greater number of product returns than expected from customers and our retail partners, litigation, product recalls, and credit claims, among others, which could harm our sales and results of operations. The occurrence of real or perceived quality problems or material defects in our current and future products could expose us to product recalls, warranty, or other claims. In addition, any negative publicity or lawsuits filed against us related to the perceived quality and safety of our products could also harm our brand and decrease demand for our products.

Our business is subject to the risk of earthquakes, fire, power outages, floods, and other catastrophic events, and to interruption by problems such as terrorism, cyberattacks, or failure of key information technology systems.

Our business is vulnerable to damage or interruption from earthquakes, fires, floods, power losses, telecommunications failures, terrorist attacks, acts of war, human errors, criminal acts, and similar events. For example, a significant natural disaster, such as an earthquake, fire, or flood, could harm our business, results of operations, and financial condition, and our insurance coverage may be insufficient to compensate us for losses that may occur. Our corporate offices, distribution centers, and one of our data center facilities are located in Texas, a state that frequently experiences floods and storms. In addition, the facilities of our suppliers and where our manufacturers produce our products are located in parts of Asia that frequently experience typhoons and earthquakes. Acts of terrorism could also cause disruptions in our or our suppliers’, manufacturers’, and logistics providers’ businesses or the economy as a whole. We may not have sufficient protection or recovery plans in some circumstances, such as natural disasters affecting Texas or other locations where we have operations or store significant inventory. Our servers may also be vulnerable to computer viruses, criminal acts, denial-of-service attacks, ransomware, and similar disruptions from unauthorized tampering with our computer systems, which could lead to interruptions, delays, or loss of critical data. As we rely heavily on our information technology and communications systems and the Internet to conduct our business and provide high-quality customer service, these disruptions could harm our ability to run our business and either directly or indirectly disrupt our suppliers’ or manufacturers’ businesses, which could harm our business, results of operations, and financial condition.

We rely significantly on information technology and any failure, inadequacy or interruption of that technology could harm our ability to effectively operate our business.

Our business relies on information technology. Our ability to effectively manage and maintain our inventory and internal reports, and to ship products to customers and invoice them on a timely basis depends significantly on our enterprise resource planning, warehouse management, and other information systems. We also heavily rely on information systems to process financial and accounting information for financial reporting purposes. Any of these information systems could fail or experience a service interruption for a number of reasons, including computer viruses, programming errors, hacking or other unlawful activities, disasters or our failure to properly maintain system redundancy or protect, repair, maintain or upgrade our systems. The failure of our information systems to operate effectively or to integrate with other systems, or a breach in security of these systems could cause delays in product fulfillment and reduced efficiency of our operations, which could negatively impact our financial results. If we experienced any significant disruption to our financial information systems that we are unable to mitigate, our ability to timely report our financial results could be impacted, which could negatively impact our stock price. We also communicate electronically throughout the world with our employees and with third parties, such as customers, suppliers, vendors and consumers. A service interruption or shutdown could have a materially adverse impact on our operating activities. Remediation and repair of any failure, problem or breach of our key information systems could require significant capital investments.

We collect, store, process, and use personal and payment information and other customer data, which subjects us to regulation and other legal obligations related to privacy, information security, and data protection.

We collect, store, process, and use personal and payment information and other customer data, and we rely on third parties that are not directly under our control to manage certain of these operations. Our customers’ personal information may include names, addresses, phone numbers, email addresses, payment card data, and payment account information, as well as other information. Due to the volume and sensitivity of the personal information and data we manage, the security features of our information systems are critical.

If our security measures, some of which are managed by third parties, are breached or fail, unauthorized persons may be able to access sensitive customer data, including payment card data. Hackers and data thieves are increasingly sophisticated and operate large-scale and complex automated attacks. Threats to information technology security can take a variety of forms. Individual and groups of hackers and sophisticated organizations, including state-sponsored organizations or nation-states, continuously undertake attacks that may pose threats to our customers and our information technology systems. These actors may use a wide variety of methods, which may include developing and deploying malicious software or exploiting vulnerabilities in hardware, software, or other infrastructure in order to attack our information technology systems or gain access to our systems, using social engineering techniques to induce our employees, users, partners, or customers to disclose passwords or other sensitive information, or take other actions to gain access to our data or our customers’ data, impersonating authorized users, or acting in a coordinated manner to launch distributed denial of service or other coordinated attacks. Inadequate account security practices may also result in unauthorized access to confidential data. For example, system administrators may fail to timely remove employee account access when no longer appropriate. Employees or third parties may intentionally compromise our security or systems, or reveal confidential information. Cyberthreats are constantly evolving, increasing the difficulty of detecting and successfully defending against them.

Any breach of our data security or that of our service providers could result in an unauthorized release or transfer of customer, consumer, user or employee information, or the loss of valuable business data or cause a disruption in our business. These events could give rise to unwanted media attention, damage our reputation, damage our customer, consumer, employee, or user relationships and result in lost sales, fines or lawsuits. We may also be required to expend significant capital and other resources to protect against or respond to or alleviate problems caused by a security breach, which could harm our results of operations. If we or our independent service providers or business partners experience a breach of systems compromising our customers’ sensitive data, our brand could be harmed, sales of our products could decrease, and we could be exposed to losses, litigation, or regulatory proceedings. Depending on the nature of the information compromised, we may also have obligations to notify users, law enforcement, or payment companies about the incident and may need to provide some form of remedy, such as refunds, for the individuals affected by the incident.

As we expand internationally, we will be subject to additional privacy rules, many of which, such as the European Union’s General Data Protection Regulation, are significantly more stringent than those in the United States. Privacy laws, rules, and regulations are constantly evolving in the United States and abroad and may be inconsistent from one jurisdiction to another. Complying with these evolving obligations is costly, and any failure to comply could give rise to unwanted media attention and other negative publicity, damage our customer and consumer relationships and reputation, and result in lost sales, fines, or lawsuits, and may harm our business and results of operations.

Any material disruption or breach of our information technology systems or those of third-party partners could materially damage our customer and business partner relationships, and subject us to significant reputational, financial, legal, and operational consequences.

We depend on our information technology systems, as well as those of third parties, to design and develop new products, operate our website, host and manage our services, store data, process transactions, respond to user inquiries, and manage inventory and our supply chain as well as to conduct and manage other activities. Any material disruption or slowdown of our systems or those of third parties that we depend upon, including a disruption or slowdown caused by our or their failure to successfully manage significant increases in user volume or successfully upgrade our or their systems, system failures, viruses, ransomware, security breaches, or other causes, could cause information, including data related to orders, to be lost or delayed, which could result in delays in the delivery of products to retailers and customers or lost sales, which could reduce demand for our products, harm our brand and reputation, and cause our sales to decline. If changes in technology cause our information systems, or those of third parties that we depend upon, to become obsolete, or if our or their information systems are inadequate to handle our growth, particularly as we increase sales through our DTC channel, we could damage our customer and business partner relationships and our business and results of operations could be harmed.

We interact with many of our consumers through our e-commerce platforms, and these systems face similar risks of interruption or attack. Consumers increasingly utilize these services to purchase our products and to engage with our brand. If we are unable to continue to provide consumers a user-friendly experience and evolve our platform to satisfy consumer preferences, the growth of our e-commerce business and our net revenues may be negatively impacted. If this software contains errors, bugs or other vulnerabilities which impede or halt service, this could result in damage to our reputation and brand, loss of users or loss of revenue.

We depend on cash generated from our operations to support our growth, and we may need to raise additional capital, which may not be available on terms acceptable to us or at all.

We primarily rely on cash flow generated from our sales to fund our current operations and our growth initiatives. As we expand our business, we will need significant cash from operations to purchase inventory, increase our product development, expand our manufacturer and supplier relationships, pay personnel, pay for the increased costs associated with operating as a public company, expand internationally, and further invest in our sales and marketing efforts. If our business does not generate sufficient cash flow from operations to fund these activities and sufficient funds are not otherwise available from our current or future credit facility, we may need additional equity or debt financing. If such financing is not available to us on satisfactory terms, our ability to operate and expand our business or to respond to competitive pressures could be harmed. Moreover, if we raise additional capital by issuing equity securities or securities convertible into equity securities, the ownership of our existing stockholders may be diluted. The holders of new securities may also have rights, preferences or privileges which are senior to those of existing holders of common stock. In addition, any indebtedness we incur may subject us to covenants that restrict our operations and will require interest and principal payments that could create additional cash demands and financial risk for us.

Our indebtedness may limit our ability to invest in the ongoing needs of our business and if we are unable to comply with the covenants in our current credit facility, our liquidity and results of operations could be harmed.

As of December 29, 2018, we had $331.4 million principal amount of indebtedness outstanding under the Credit Facility (as defined in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” of this Report) and $1.5 million principal amount of indebtedness outstanding under our promissory note with Rambler On LLC (“Rambler On”). The Credit Facility is jointly and severally guaranteed by our wholly-owned subsidiaries, YETI Coolers, LLC (“YETI Coolers”) and YETI Custom Drinkware LLC (“YCD” and, collectively with YETI Coolers, and any of our future subsidiaries the “Guarantors”) and is also secured by a first-priority lien on substantially all of our assets and the assets of the Guarantors, in each case subject to certain customary exceptions. We may, from time to time, incur additional indebtedness under the Credit Facility.

The Credit Facility places certain conditions on us, including requiring us to utilize a portion of our cash flow from operations to make payments on our indebtedness, reducing the availability of our cash flow to fund working capital, capital expenditures, development activity, return capital to our stockholders, and other general corporate purposes. Our compliance with this condition may limit our ability to invest in the ongoing needs of our business. For example, complying with this condition:

•	Increases our vulnerability to adverse economic or industry conditions;
•	Limits our flexibility in planning for, or reacting to, changes in our business or markets;
•	Makes us more vulnerable to increases in interest rates, as borrowings under the Credit Facility bear interest at variable rates;

•	Limits our ability to obtain additional financing in the future for working capital or other purposes; and
•	Potentially places us at a competitive disadvantage compared to our competitors that have less indebtedness.

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

The Credit Facility requires us to comply with certain covenants, including financial covenants regarding our total net leverage ratio and interest coverage ratio. Fluctuations in these ratios may increase our interest expense. Failure to comply with these covenants and certain other provisions of the Credit Facility, or the occurrence of a change of control, could result in an event of default and an acceleration of our obligations under the Credit Facility or other indebtedness that we may incur in the future.

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

In connection with our preparation of our consolidated financial statements, we identified material weaknesses in our internal control over financial reporting. Any failure to maintain effective internal control over financial reporting could harm us.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles in the United States (“GAAP”). Under standards established by the Public Company Accounting Oversight Board (“PCAOB”), a deficiency in internal control over financial reporting exists when the design or operation of a control does not allow management or personnel, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis. The PCAOB defines a material weakness as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented, or detected and corrected, on a timely basis. The PCAOB defines a significant deficiency as a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of a registrant’s financial reporting.

During the preparation of our consolidated financial statements for the year ended December 30, 2017, we identified certain material weaknesses in our internal control over financial reporting. The material weaknesses related to (i) ineffective information technology general controls (“ITGCs”) in the areas of user access and program-change management over certain information technology systems that support our financial reporting process; and (ii) failure to properly detect and analyze issues in the accounting system related to inventory valuation. During the year ended December 29, 2018, we implemented controls related to inventory valuation, concluded that our remediation efforts were successful, and that the previously-identified material weakness relating to inventory has been remediated. We also took a number of actions to improve our ITGCs but have not completed our plans to sufficiently remediate the material weakness related to such controls. We continue to work on addressing remaining remediation activities within our SAP environment and across our other information technology systems that support our financial reporting process. The material weakness will not be considered remediated until our remediation plan has been fully implemented and we have concluded that our ITGCs are operating effectively.

In accordance with the provisions of the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), we and our independent registered public accounting firm were not required to, and did not, perform an evaluation of our internal control over financial reporting as of December 29, 2018, pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). Accordingly, we cannot assure you that we have identified all, or that we will not in the future have additional, material weaknesses.

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

Our annual and quarterly results of operations may also fluctuate significantly as a result of a variety of other factors, including, among other things, the timing of the introduction of and advertising for our new products and those of our competitors and changes in our product mix. Variations in weather conditions may also harm our quarterly results of operations. In addition, we may not be able to adjust our spending in a timely manner to compensate for any unexpected shortfall in our sales. As a result of these seasonal and quarterly fluctuations, we believe that comparisons of our results of operations between different quarters within a single fiscal year, or across different fiscal years, are not necessarily meaningful and that these comparisons cannot be relied upon as indicators of our future performance. In the event that any seasonal or quarterly fluctuations in our net sales and results of operations result in our failure to meet our forecasts or the forecasts of the research analysts that may cover us in the future, the market price of our common stock could fluctuate or decline.

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

Our business requires compliance with many laws and regulations, including labor and employment, sales and other taxes, customs, and consumer protection laws and ordinances that regulate retailers generally and/or govern the importation, promotion, and sale of merchandise, and the operation of stores and warehouse facilities. Failure to comply with these laws and regulations could subject us to lawsuits and other proceedings, and could also lead to damage awards, fines, and penalties. We may become involved in a number of legal proceedings and audits, including government and agency investigations, and consumer, employment, tort, and other litigation. The outcome of some of these legal proceedings, audits, and other contingencies could require us to take, or refrain from taking, actions that could harm our operations or require us to pay substantial amounts of money, harming our financial condition and results of operations. Additionally, defending against these lawsuits and proceedings may be necessary, which could result in substantial costs and diversion of management’s attention and resources, harming our business, financial condition, and results of operations. Any pending or future legal or regulatory proceedings and audits could harm our business, financial condition, and results of operations.

Our business involves the potential for product recalls, product liability and other claims against us, which could affect our earnings and financial condition.

As a designer, marketer, retailer and distributor of consumer products, we are subject to the United States Consumer Products Safety Act of 1972, as amended by the Consumer Product Safety Improvement Act of 2008, which empowers the Consumer Products Safety Commission to exclude from the market products that are found to be unsafe or hazardous, and similar laws under foreign jurisdictions. Under certain circumstances, the Consumer Products Safety Commission or comparable foreign agency could require us to repurchase or recall one or more of our products. Additionally, laws regulating consumer products exist in states and some cities, as well as other countries in which we sell our products, and more restrictive laws and regulations may be adopted in the future. Any repurchase or recall of our products, monetary judgment, fine or other penalty could be costly and damaging to our reputation. If we were required to remove, or we voluntarily removed, our products from the market, our reputation could be tarnished and we may have large quantities of finished products that we could not sell.

We also face exposure to product liability claims and unusual or significant litigation in the event that one of our products is alleged to have resulted in bodily injury, property damage or other adverse effects. In addition to the risk of monetary judgments or other penalties that may result from product liability claims, such claims could result in negative publicity that could harm our reputation in the marketplace, adversely impact our brand, or result in an increase in the cost of producing our products. As a result, these types of claims could have a material adverse effect on our business, results of operations and financial condition.

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

We may acquire or invest in other companies, which could divert our management’s attention, result in dilution to our stockholders, and otherwise disrupt our operations and harm our results of operations.

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

In any future acquisitions, we may not be able to successfully integrate acquired personnel, operations, and technologies, or effectively manage the combined business following the acquisition. We also may not achieve the anticipated benefits from future acquisitions due to a number of factors, including: (a) an inability to integrate or benefit from acquisitions in a profitable manner; (b) unanticipated costs or liabilities associated with the acquisition; (c) the incurrence of acquisition-related costs; (d) the diversion of management’s attention from other business concerns; (e) the loss of our or the acquired business’ key employees; or (f) the issuance of dilutive equity securities, the incurrence of debt, or the use of cash to fund such acquisitions.

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

Other companies may seek to acquire us or enter into other strategic transactions. We will consider, discuss, and negotiate such transactions as we deem appropriate. The consideration of such transactions, even if not consummated, could divert management’s attention from other business matters, result in adverse publicity or information leaks, and could increase our expenses.

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

Changes in tax laws or unanticipated tax liabilities could adversely affect our effective income tax rate and profitability.

We are subject to income taxes in the United States (federal and state) and various foreign jurisdictions. Our effective income tax rate could be adversely affected in the future by a number of factors, including changes in the valuation of deferred tax assets and liabilities, changes in tax laws and regulations or their interpretations and application, and the outcome of income tax audits in various jurisdictions around the world.

The United States enacted the Tax Cuts and Jobs Act (the “Tax Act”) on December 22, 2017, which had a significant impact to our provision for income taxes for fiscal 2017 and 2018.

The Tax Act requires complex computations to be performed that were not previously required under U.S. tax law, significant judgments to be made in interpretation of the provisions of the Tax Act and significant estimates in calculations, and the preparation and analysis of information not previously relevant or regularly produced. The U.S. Treasury Department, the Internal Revenue Service, U.S. state taxing authorities, and other standard-setting bodies could interpret or issue guidance on how provisions of the Tax Act will be applied or otherwise administered that is different from our interpretation.

We regularly assess all of these matters to determine the adequacy of our income tax provision, which is subject to significant judgment.

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

The group consisting of Cortec Group Fund V, L.P., and its affiliates, (collectively, “Cortec”) is our largest stockholder, currently owning 53.4% of the total voting power of our common stock. In addition, pursuant to a voting agreement by and among Cortec, our Founders, and their respective affiliates (the “Voting Agreement”), by which Cortec has the right to vote in the election of our directors the shares of common stock held by all parties to the Voting Agreement, Cortec controls more than 70.0% of the total voting power of our common stock with respect to the election of our directors. Our directors, executive officers, and other holders of more than 5% of our common stock, together with their affiliates, own, in the aggregate, 72.9% of our outstanding common stock. As a result, these stockholders, acting together or in some cases individually, have the ability to control the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation, or sale of all or substantially all of our assets. In addition, these stockholders, acting together or in some cases individually, have the ability to control the management and affairs of our company. Accordingly, this concentration of ownership might decrease the market price of our common stock by:

•	Delaying, deferring, or preventing a change in control of the company;
•	Impeding a merger, consolidation, takeover, or other business combination involving us; or
•	Discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of the Company.

We are a controlled company within the meaning of the NYSE listing standards and, as a result, rely on exemptions from certain requirements that provide protection to stockholders of other companies.

Because Cortec controls more than 70% of the total voting power of our common stock with respect to the election of our directors, we are considered a controlled company under the NYSE listing standards. As a controlled company, we are exempt from the obligation to comply with certain NYSE corporate governance requirements, including the requirements:

•	That a majority of our Board of Directors consist of independent directors, as defined under the NYSE listing standards;
•	That we have a nominating and governance committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and
•	That we have a compensation committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities.

Our Board of Directors currently consists of eight directors, comprised of our Chief Executive Officer, one of our Founders, three outside directors, and three directors selected by Cortec pursuant to the terms of a stockholders agreement, dated October 24, 2018, by and among YETI, Cortec Management V, LLC, in its capacity as managing general partner of Cortec Fund V, L.P., Cortec Co-Investment Fund V, LLC, and certain other stockholders (the “Stockholders Agreement”). In addition, pursuant to the Stockholders Agreement, Cortec has the right to have one of its representatives serve as Chairman of our Board of Directors and Chair of the Nominating and Governance Committee of our Board of Directors, as well as the right to select nominees for our Board of Directors, in each case subject to a phase-out period based on Cortec’s future share ownership. Accordingly, as long as we are a controlled company, holders of our common stock may not have the same protections afforded to stockholders of companies that must comply with all of the NYSE listing standards.

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
•

Failure of securities analysts to maintain coverage of the Company, changes in financial estimates by any securities analysts who follow the Company, or our failure to meet these estimates or the expectations of investors;

•	Ratings changes by any securities analysts who follow the Company;
•	Sales or potential sales of shares by our stockholders, or the filing of a registration statement for these sales;

•	Adverse market reaction to any indebtedness we may incur or equity we may issue in the future;
•	Announcements by us or our competitors of significant innovations, acquisitions, strategic partnerships, joint ventures, or capital commitments;
•	Publication of adverse research reports about us, our industry, or individual companies within our industry;
•	Publicity related to problems in our manufacturing or the real or perceived quality of our products, as well as the failure to timely launch new products that gain market acceptance;
•	Changes in operating performance and stock market valuations of our competitors;
•	Price and volume fluctuations in the overall stock market, including as a result of trends in the United States or global economy;
•	Any major change in our Board of Directors or management;
•	Lawsuits threatened or filed against us or negative results of any lawsuits;
•	Security breaches or cyberattacks;
•	Legislation or regulation of our business;
•	Loss of key personnel;
•	New products introduced by us or our competitors;
•	The perceived or real impact of events that harm our direct competitors;
•	Developments with respect to our trademarks, patents, or proprietary rights;
•	General market conditions; and
•	Other events or factors, including those resulting from war, incidents of terrorism, or responses to these events, which could be unrelated to us or outside of our control.

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

We are an emerging growth company as defined in the JOBS Act. Under the JOBS Act, emerging growth companies can delay adopting new or revised financial accounting standards until such time as those standards apply to private companies. We intend to take advantage of the extended transition period for adopting new or revised financial statements under the JOBS Act as an emerging growth company.

For as long as we continue to be an emerging growth company, we may also take advantage of other exemptions from certain reporting requirements that are applicable to other public companies, including not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, exemption from any rules that may be adopted by the PCAOB requiring mandatory audit firm rotations or a supplement to the auditor’s report on financial statements, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and any golden parachute arrangements, and reduced financial reporting requirements. Investors may find our common stock less attractive because we rely on these exemptions, which could result in a less active trading market for our common stock, increased price fluctuation, and a decrease in the trading price of our common stock.

We will remain an emerging growth company until the earliest of (a) the end of the fiscal year in which the market value of our common stock that is held by non-affiliates is at least $700 million as of the last business day of our most recently completed second fiscal quarter, (b) the end of the fiscal year in which we have total annual gross revenues of $1.07 billion or more during such fiscal year, (c) the date on which we issue more than $1 billion in non-convertible debt in a three-year period, or (d) the end of the fiscal year in which the fifth anniversary of our IPO occurs.

Anti-takeover provisions in our charter documents and under Delaware law could make an acquisition of the Company more difficult, limit attempts by our stockholders to replace or remove our current management, and limit the market price of our common stock.

Provisions in our Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws may have the effect of delaying or preventing a change in control or changes in our management. Our Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws:

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
•

Provide that all vacancies, including newly created directorships, may, except as otherwise required by law or as set forth in the Stockholders Agreement be filled by the affirmative vote of a majority of directors then in office, even if less than a quorum;

•

Provide that stockholders seeking to present proposals before a meeting of stockholders or to nominate candidates for election as directors at a meeting of stockholders must provide notice in writing in a timely manner, and also specify requirements as to the form and content of a stockholder’s notice;

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

These provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our Board of Directors, which is responsible for appointing the members of our management. In addition, we have opted out of the provisions of Section 203 of the General Corporation Law of the State of Delaware, which generally prohibit a Delaware corporation from engaging in any of a broad range of business combinations with any interested stockholder for a period of three years following the date on which the stockholder became an interested stockholder. However, our Amended and Restated Certificate of Incorporation provides substantially the same limitations as are set forth in Section 203 but also provides that Cortec and its affiliates and any of their direct or indirect transferees and any group as to which such persons are a party do not constitute “interested stockholders” for purposes of this provision.

We do not intend to pay dividends for the foreseeable future.

Other than the Special Dividend (as defined in Part II, Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Dividend Policy” of this Report), we have not declared or paid any dividends on our common stock. We currently intend to retain any future earnings and do not expect to pay any dividends in the foreseeable future. Any future determination to declare cash dividends will be made at the discretion of our Board of Directors, subject to applicable laws, and will depend on a number of factors, including our financial condition, results of operations, capital requirements, contractual restrictions, general business conditions, and other factors that our Board of Directors may deem relevant. In addition, the Credit Facility precludes our and our subsidiaries’ ability to, among other things, pay dividends or make any other distribution or payment on account of our common stock, subject to certain exceptions. Accordingly, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investment.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We lease our principal executive and administrative offices located at 7601 Southwest Parkway, Austin, Texas 78735. We expect that this 175,000-square foot corporate complex will accommodate our growth plans for the foreseeable future. In August 2018, we entered into a sublease whereby we will sublet a floor in Building One of our Austin, Texas headquarters, which is approximately 29,881-square feet. We also lease a 35,328-square foot warehouse where we handle kitting and product returns, a 21,120-square foot facility that serves as our innovation center for new product development, and our 8,237-square foot retail store. All of these facilities are located in Austin, Texas.

In August 2018, we entered into two new leases for space to be used for two new retail locations. One lease agreement is for a first floor and basement of a building in Chicago, Illinois, with an exterior footprint of 5,538-square feet. The second lease agreement is for a 5,039-square feet building in Charleston, South Carolina. In addition, we lease an office in Xiamen, China, for our quality assurance, production support, and supply chain management teams and have sales and support office leases near Toronto, Canada, in Shanghai, China, and near Melbourne, Australia.

The leases governing the properties have multiple expiration dates ranging between 2019 and 2029. We believe our existing facilities are well-maintained, in good operating condition and are adequate to support our present level of operations.

Item 3. Legal Proceedings

From time to time, we are involved in various legal proceedings. Although no assurance can be given, we do not believe that any of our currently pending proceedings will have a material adverse effect on our financial condition, cash flows, or results of operations.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information for Common Stock

Our common stock has been listed and traded on the NYSE under the symbol “YETI” since October 25, 2018.

Holders of Record

As of December 31, 2018, there were approximately 26 shareholders of record of our common stock. This does not include the significant number of beneficial owners whose stock is in nominee or “street name” accounts through brokers, banks or other nominees.

Dividend Policy

We currently intend to retain any future earnings and do not expect to pay any dividends in the foreseeable future. Any future determination to declare cash dividends will be made at the discretion of our Board of Directors, subject to applicable laws, and will depend on a number of factors, including our financial condition, results of operations, capital requirements, contractual restrictions, general business conditions, and other factors that our Board of Directors may deem relevant. Additionally, the Credit Facility prohibits us and our subsidiaries, and any future agreements may prohibit us and our subsidiaries, from, among other things, paying any dividends or making any other distribution or payment on account of our common stock with certain exceptions.

In May 17, 2016, we declared and paid a cash dividend of $5.54 per common share, as a partial return of capital to our stockholders, which totaled $451.3 million (“Special Dividend”). As part of the Special Dividend, we continue to pay dividends to certain option holders. See Note 2 to the consolidated financial statements included herein for further discussion.

Purchases of Equity Securities by the Issuer and Affiliated Purchases

We had no repurchases of equity securities for the three months ended December 29, 2018.

Recent Sales of Unregistered Securities

During the three months ended December 29, 2018, we did not issue any shares of our common stock in a transaction that was not registered under the Securities Act of 1933, as amended (the “Securities Act”).

Use of Proceeds from Registered Securities

In October 2018, we completed our IPO of 16,000,000 shares of our common stock, including 2,500,000 shares of our common stock sold by us and 13,500,000 shares of our common stock sold by selling stockholders. The underwriters were also granted an option to purchase up to an additional 2,400,000 shares from the selling stockholders, at the public offering price, less the underwriting discount, which the underwriters exercised, in part, in November 2018 by purchasing an additional 918,830 shares of common stock at the public offering price of $18.00 per share, less the underwriting discount, from selling stockholders. The offering and sale of all of the shares in our IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-227578), which was declared effective by the SEC on October 24, 2018. The shares were sold at the IPO price of $18.00 per share, resulting in net proceeds to us of $42.4 million, after deducting underwriting discounts and commissions of $2.6 million. We did not receive any proceeds from the sale of shares of our common stock by the selling stockholders. Additionally, offering costs incurred by us were $4.6 million. On November 29, 2018, we used the proceeds plus additional cash on hand to repay $50.0 million of outstanding borrowings under the Credit Facility. The managing underwriters of our IPO were Merrill Lynch, Pierce, Fenner & Smith Incorporated, Morgan Stanley & Co. LLC, and Jefferies LLC. No payments were made by us to directors, officers or persons owning 10% or more of our common stock or to their associates, or to our affiliates, other than payments in the ordinary course of business to officers for salaries and to non-employee directors pursuant to our director compensation policy.

Stock Performance Graph

The following graph shows a comparison from October 25, 2018 (the date our common stock commenced trading on the NYSE) through December 29, 2018 of the cumulative total return for our common stock, the Standard & Poor’s 500 Stock Index (“S&P 500 Index”) and Standard & Poor’s 500 Apparel, Accessories & Luxury Goods Index. The graph assumes that $100 was invested at the market close on October 25, 2018 in our common stock, the S&P 500 Index, and Standard & Poor’s 500 Apparel, Accessories & Luxury Goods Index and assumes reinvestment of any dividends, if any.

Comparison of Cumulative Total Return Since October 25, 2018

Assumes Initial Investment of $100

	10/25/2018	12/29/2018
YETI Holdings, Inc.	$100.00	$87.18
S&P 500 Index	$100.00	$91.87
S&P 500 Apparel, Accessories & Luxury Goods Index	$100.00	$81.85

The performance graph shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that section and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act or the Exchange Act.

Item 6. Selected Financial Data

The following table presents selected consolidated financial data that has been derived from our audited consolidated financial statements for the periods and at the dates indicated. The tables should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements and our accompanying notes thereto included in Item 8 of this Report (in thousands, except per share amounts):

	Fiscal Year Ended
	December 29,	December 30,	December 31,	December 31,
	2018	2017	2016	2015
Income Statement Data:
Net sales	$778,833	$639,239	$818,914	$468,946
Gross profit	383,128	294,601	413,961	218,701
Net Income	57,763	15,401	48,788	74,222

Net income per share - diluted	$0.69	$0.19	$0.58	$0.92
Dividend per share	$—	$—	$5.54	$—
Weighted average common shares outstanding - diluted	83,519	82,972	82,755	80,665

Balance Sheet Data:
Cash	$80,051	$53,650	$21,291	$40,253
Inventory	145,423	175,098	246,119	88,310
Total assets	514,213	516,427	536,107	344,787
Current maturities of long‑term debt	43,638	47,050	45,550	1,957
Long-term debt, net of current portion	284,376	428,632	491,688	58,468
Total stockholders’ equity (deficit)	28,971	(76,231)	(95,101)	200,918

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis contains forward-looking statements within the meaning of the federal securities laws, and should be read in conjunction with the disclosures we make concerning risks and other factors that may affect our business and operating results, including those set forth in Part I, Item 1A, “Risk Factors” of this Report. The information contained in this section should also be read in conjunction with our consolidated financial statements and related notes and the information contained elsewhere in this Report. See also “Forward-Looking Statements” immediately prior to Part I, Item 1, “Business” in this Report.

Business Overview

We are a designer, marketer, retailer, and distributor of a variety of innovative, branded, premium products to a wide‑ranging customer base. Our mission is to ensure that each YETI product delivers exceptional performance and durability in any environment, whether in the remote wilderness, at the beach, or anywhere else life takes our customers. By consistently delivering high‑performing products, we have built a following of engaged brand loyalists throughout the United States, Canada, Australia, and elsewhere, ranging from serious outdoor enthusiasts to individuals who simply value products of uncompromising quality and design. Our relationship with customers continues to thrive and deepen as a result of our innovative new product introductions, expansion and enhancement of existing product families, and multifaceted branding activities.

General

Components of Our Results of Operations

Net Sales. Net sales are comprised of wholesale channel sales to our retail partners and sales through our DTC channel. Net sales in both channels reflect the impact of product returns as well as discounts for certain sales programs or promotions.

We discuss the net sales of our products in our two primary categories: Coolers & Equipment and Drinkware. Our Coolers & Equipment category includes hard coolers, soft coolers, outdoor equipment and other products, as well as accessories and replacement parts for these products. Our Drinkware category includes our stainless-steel drinkware products and related accessories. In addition, our Other category is primarily comprised of ice substitutes, and YETI-branded gear, such as shirts, hats, and other miscellaneous products.

Gross profit. Gross profit reflects net sales less cost of goods sold, which primarily includes the purchase cost of our products from our third‑party contract manufacturers, inbound freight and duties, product quality testing and inspection costs, depreciation expense of our molds and equipment, and the cost of customizing Drinkware products. We calculate gross margin as gross profit divided by net sales. Gross margin in our DTC sales channel is generally higher than that on sales in our wholesale channel.

Selling, general, and administrative expenses. Selling, general, and administrative (“SG&A”) expenses consist primarily of marketing costs, employee compensation and benefits costs, costs of our outsourced warehousing and logistics operations, costs of operating on third‑party DTC marketplaces, professional fees and services, non‑cash stock‑based compensation, cost of product shipment to our customers, depreciation and amortization expense, and general corporate infrastructure expenses.

Change in Fiscal Year and Reporting Calendar. Effective January 1, 2017, we converted our fiscal year-end from a calendar year ending December 31 to a “52 to 53-week” year ending on the Saturday closest in proximity to December 31, such that each quarterly period will be 13 weeks in length, except during a 53‑week year when the fourth quarter will be 14 weeks. This did not have a material effect on our consolidated financial statements and, therefore, we did not retrospectively adjust our financial statements.

Results of Operations

The following table sets forth selected statement of operations data, and their corresponding percentage of net sales, for the periods indicated (dollars in thousands):

	Fiscal Year Ended
	December 29, 2018		December 30, 2017		December 31, 2016
Statement of Operations
Net sales	$778,833	100%	$639,239	100%	$818,914	100%
Cost of goods sold	395,705	51%	344,638	54%	404,953	49%
Gross profit	383,128	49%	294,601	46%	413,961	51%
Selling, general, and administrative expenses	280,972	36%	230,634	36%	325,754	40%
Operating income	102,156	13%	63,967	10%	88,207	11%
Interest expense	(31,280)	4%	(32,607)	5%	(21,680)	3%
Other (expense) income	(1,261)	—%	699	—%	(1,242)	—%
Income before income taxes	69,615	9%	32,059	5%	65,285	8%
Income tax expense	(11,852)	2%	(16,658)	3%	(16,497)	2%
Net income	57,763	7%	15,401	2%	48,788	6%
Less: Net income attributable to noncontrolling interest	—	—%	—	—%	(811)	—%
Net income attributable to YETI Holdings, Inc.	$57,763	7%	$15,401	2%	$47,977	6%

Non-GAAP Measures(1)
Adjusted Operating Income	$124,203	16%	$76,003	12%	$220,208	27%
Adjusted Net Income	75,690	10%	23,126	4%	134,559	16%
Adjusted EBITDA	$149,049	19%	$97,471	15%	$231,862	28%

_________________________

(1)

See “Non-GAAP Financial Measures” section below for the definitions of our non-GAAP financial measures as well as reconciliations of the non-GAAP financial measures to their most directly comparable GAAP financial measure.

Year Ended December 29, 2018 Compared to Year Ended December 30, 2017

Net Sales

	Fiscal Year Ended
	December 29,	December 30,	Change
(Dollars in millions)	2018	2017	$	%
Net sales	$778.8	$639.2	$139.6	22%

Net sales increased $139.6 million, or 22%, to $778.8 million in fiscal 2018 from $639.2 million in fiscal 2017. The increase in net sales was driven by increases in net sales from our DTC and wholesale channels. DTC channel net sales increased $93.0 million, or 48%, to $287.4 million in fiscal 2018 from $194.4 million in fiscal 2017. The DTC channel net sales increase was primarily driven by net sales increases in both Drinkware and Coolers & Equipment. Wholesale channel net sales increased $46.6 million, or 10%, to $491.4 million in fiscal 2018 from $444.9 million in fiscal 2017. The wholesale channel net sales increase was primarily driven by an increase in Drinkware net sales.

Net sales in our two primary product categories were as follows:

•

Drinkware net sales increased $113.9 million, or 37%, to $424.2 million in fiscal 2018 from $310.3 million in fiscal 2017. The increase in Drinkware net sales was primarily driven by the expansion of our Drinkware product line, new accessories, and the introduction of new colorways during fiscal 2018.

•

Coolers & Equipment net sales increased $19.0 million, or 6%, to $331.2 million in fiscal 2018 from $312.2 million in fiscal 2017. The increase in Coolers & Equipment net sales was primarily driven by the expansion of our hard cooler and soft cooler products, as well as the introduction of several new storage, transport, and outdoor living products during fiscal 2018.

Gross Profit

	Fiscal Year Ended
	December 29,	December 30,	Change
(Dollars in millions)	2018	2017	$	%
Gross profit	$383.1	$294.6	$88.5	30%
Gross margin (Gross profit as a % of net sales)	49.2%	46.1%

Gross profit increased $88.5 million, or 30%, to $383.1 million in fiscal 2018 from $294.6 million in fiscal 2017. Gross margin increased 310 basis points to 49.2% in fiscal 2018 from 46.1% in fiscal 2017. The increase in gross margin was primarily driven by the following:

•	leveraging fixed costs on higher net sales, which favorably impacted gross margin by approximately 180 basis points;
•	cost improvements across our product portfolio, which favorably impacted gross margin by approximately 170 basis points;
•	charges incurred in 2017 for inventory reserves that were not repeated in 2018, which favorably impacted gross margin by approximately 150 basis points;
•	increased higher-margin DTC channel sales, which favorably impacted gross margin by approximately 110 basis points;
•	charges incurred in 2017 for pricing actions related to our first-generation Hopper that were not repeated in 2018, which favorably impacted gross margin by approximately 30 basis points; and
•	decreased provisions for sales returns in 2018 compared to 2017, which favorably impacted gross margin by approximately 30 basis points

The above increases in gross margin were partially offset by price reductions on select hard cooler, soft cooler, and Drinkware products in the second half of 2017 and in 2018 to reposition these products in the market to create pricing space for new product introductions, which reduced gross margin by approximately 360 basis points in 2018.

Selling, General, and Administrative Expenses

	Fiscal Year Ended
	December 29,	December 30,	Change
(Dollars in millions)	2018	2017	$	%
Selling, general, and administrative expenses	$281.0	$230.6	$50.3	22%
SG&A as a % of net sales	36.1%	36.1%

SG&A expenses increased by $50.3 million, or 22%, to $281.0 million in fiscal 2018 from $230.6 million in fiscal 2017. As a percentage of net sales, SG&A expenses remained consistent at 36.1% in fiscal 2018 and 2017. SG&A expenses were impacted by the following: a $17.8 million increase in employee costs resulting from increased headcount to support the growth in our business; a $16.6 million increase in variable expenses such as marketplace fees, credit card fees and distribution costs primarily as a result of increased net sales; a $6.9 million increase in professional fees, including the impact of reversing a previously recognized consulting fee in 2017 that was contingent upon the completion of our IPO attempt in 2016; a $3.1 million increase in information technology-related costs; a $2.3 million increase in depreciation and amortization expense; and a $1.5 million increase in other costs primarily due to an increase in facilities and utility costs and other operating expenses.

Non-Operating Expenses

Interest expense decreased by $1.3 million to $31.3 million in fiscal 2018 from $32.6 million in fiscal 2017. The decrease in interest expense was primarily due to decreased borrowings under our Credit Facility.

Income tax expense decreased by $4.8 million to $11.9 million in fiscal 2018 from $16.7 million in fiscal 2017. Our effective tax rate for fiscal 2018 was 17% compared to 52% for fiscal 2017. The decrease in effective tax rate was due to the federal tax rate reduction in 2018, a benefit from a revaluation of state deferred tax assets, and the stock compensation tax benefit of exercised options in 2018 primarily in connection with our IPO, partially offset by an increase in state income tax expense. In addition, the income tax expense in fiscal 2017 was unusually high due to the revaluation of our net deferred tax assets as a result of the enactment of the Tax Act, which reduced the U.S. federal corporate tax rate from 35% to 21%.

Year Ended December 30, 2017 Compared to Year Ended December 31, 2016

Net Sales

	Fiscal Year Ended
	December 30,	December 31,	Change
(Dollars in millions)	2017	2016	$	%
Net sales	$639.2	$818.9	$(179.7)	(22)%

Net sales decreased $179.7 million, or 22%, to $639.2 million in fiscal 2017, compared to $818.9 million in fiscal 2016. This decrease was primarily driven by a decline in net sales in our wholesale channel of $296.1 million, or 40%, which was partially offset by increased net sales in our DTC channel of $116.4 million, or 149%. Wholesale channel net sales declined significantly in both Coolers & Equipment and Drinkware in fiscal 2017 primarily as a result of excess levels of inventory of YETI product in our wholesale channel at the end of fiscal 2016. This wholesale channel inventory situation was caused by retail partners overbuying in the first half of fiscal 2016 in response to rapid fiscal 2015 product sell-through and resulting product shortages, a challenging overall U.S. retail environment, and inventory liquidations by certain competitors at low relative prices. DTC net sales increased significantly in both Coolers & Equipment and Drinkware. The increase in DTC net sales was largely attributable to our continued commitment to and significant investments in the DTC channel, which resulted in enhanced customer engagement with YETI.com, increased focus on selling through YETI Authorized on the Amazon Marketplace, and growth in custom Drinkware and hard cooler sales to customers and businesses.

Net sales in our two primary product categories were as follows:

•

Coolers & Equipment net sales decreased by $37.2 million, or 11%, to $312.2 million in fiscal 2017, compared to $349.5 million in fiscal 2016. The decline was driven by lower hard cooler and soft cooler net sales in the wholesale channel, partially offset by an increase in both hard and soft cooler net sales in the DTC channel. Both channels benefited from expansion of our soft cooler Hopper FlipTM family product offerings, the introduction of premium storage buckets, a second-generation Hopper soft cooler, our PangaTM submersible duffel bags, and limited edition hard coolers.

•

Drinkware net sales decreased by $137.0 million, or 31%, to $310.3 million in fiscal 2017, compared to $447.3 million in fiscal 2016. The decline was driven by a decrease in the wholesale channel, partially offset by an increase in the DTC channel. Both channels benefited from new product introductions, including Rambler Jugs, the Rambler 14 oz. Mug, and additional Drinkware accessories, as well as the addition of Drinkware colorways.

During the first half of fiscal 2017, we implemented a series of commercial actions aimed at better positioning us for long-term growth, such as implementing a series of pricing actions, introducing new products, growing our DTC business, focusing and diversifying our independent dealer base, rationalizing our manufacturing supplier base, strengthening our team by adding several key executives and increasing our employee count, and investing in enhanced information systems. These initiatives proved highly successful in reducing excess channel inventory and improving retailer sell-through, which fostered net sales growth in the second half of fiscal 2017.

Gross Profit

	Fiscal Year Ended
	December 30,	December 31,	Change
(Dollars in millions)	2017	2016	$	%
Gross profit	$294.6	$414.0	$(119.4)	(29)%
Gross margin (Gross profit as a % of net sales)	46.1%	50.5%

Gross profit decreased $119.4 million, or 29%, to $294.6 million in fiscal 2017, compared to $414.0 million in fiscal 2016. Gross margin decreased 450 basis points to 46.1% from 50.6% in 2016. The decrease in gross margin was primarily driven by:

•	adding incremental, value-add features, and related costs to certain of our Drinkware products, which reduced gross margin by approximately 180 basis points;
•

the incremental manufacturing costs of YETI Custom Drinkware LLC (“YCD”), reflecting a full year in fiscal 2017 compared to five months during fiscal 2016, reduced gross margin by approximately 170 basis points. During the third quarter of 2016, we began consolidating Rambler On as a VIE, which was acquired by YCD, our wholly owned subsidiary, during 2017;

•

price reductions on several hard cooler, soft cooler, and Drinkware products to reposition these products in the market to create pricing space for planned new product introductions, which reduced gross margin by approximately 160 basis points;

•	additional costs related to reworking certain Drinkware finished goods inventories to add color as well as customization, which reduced gross margin by approximately 130 basis points; and
•

disposition of certain prior generation, excess end-of-life soft cooler inventories through a peripheral bulk sales channel at a low gross margin, which reduced gross margin by approximately 90 basis points.

These factors, which contributed to the aggregate reduction of consolidated gross margin, were partially offset by the favorable impact of:

•

reduced air freight on incoming Drinkware product deliveries as a percentage of net sales in fiscal 2017 versus fiscal 2016, which favorably impacted gross margin by approximately 250 basis points; and

•	an increase in the mix of higher margin DTC net sales in fiscal 2017 compared to fiscal 2016, which favorably impacted gross margin by approximately 80 basis points.

Selling, General, and Administrative Expenses

	Fiscal Year Ended
	December 30,	December 31,	Change
(Dollars in millions)	2017	2016	$	%
Selling, general and administrative expenses	$230.6	$325.8	$(95.1)	(29)%
SG&A as a % of net sales	36.1%	39.8%

SG&A decreased $95.1 million, or 29%, to $230.6 million in fiscal 2017, compared to $325.8 million in fiscal 2016. As a percentage of net sales, SG&A decreased to 36.1% in 2017 from 39.8% in 2016. The decrease in SG&A was primarily driven by a non-recurring charge to non-cash stock-based compensation of $104.4 million recognized in the first quarter of 2016, resulting from the accelerated vesting of certain outstanding stock options.

After adjusting for the non-recurring charge to non-cash stock-based compensation expense, SG&A increased by $9.3 million in fiscal 2017. The increase in SG&A was driven primarily by increases in the following: Amazon Marketplace fees of $16.8 million; costs for outsourced warehousing and logistics and outbound freight of $8.1 million; depreciation and amortization of $5.3 million; and information technology expenses of $4.0 million. These SG&A increases were partially offset by a $15.8 million reduction in professional fees, largely related to our fiscal 2016 IPO preparation, and a $12.7 million reduction in marketing expense.

Non-Operating Expenses

Interest expense was $32.6 million in fiscal 2017, compared to $21.7 million in fiscal 2016. The increase in interest expense was primarily due to additional long-term indebtedness incurred under the Credit Facility in May 2016.

Other income was $0.7 million in fiscal 2017, compared to other expense of $1.2 million in fiscal 2016. Other income in fiscal 2017 related to settlements received in certain actions to enforce our intellectual property in excess of amounts netted against related intangibles. Other expense in fiscal 2016 related to losses on early retirement of debt, primarily from unamortized deferred financing costs on our prior credit facility, which was outstanding at the time of repayment in May 2016.

Income tax expense was $16.7 million in fiscal 2017 compared to $16.5 million in fiscal 2016. The effective tax rate increased to 52% in 2017 from 25% in fiscal 2016. We recognized additional income tax expense of $5.7 million in fiscal 2017, primarily due to the revaluation of our net deferred tax assets based on the enactment of the Tax Act. In addition, income tax expense was lower than usual in fiscal 2016 due to a higher benefit from the research and development credit and the consolidation of Rambler On as a variable interest entity. Rambler On was a partnership, and as a nontaxable pass-through entity, no income tax was recorded on its income.

Non-GAAP Financial Measures

We define Adjusted Operating Income and Adjusted Net Income as operating income and net income, respectively, adjusted for non-cash stock-based compensation expense, asset impairment charges, investments in new retail locations and international market expansion, transition to Cortec majority ownership, transition to the ongoing senior management team, and transition to a public company, and, in the case of Adjusted Net Income, also adjusted for accelerated amortization of deferred financing fees and the loss from early extinguishment of debt resulting from early prepayments of debt, and the tax impact of all adjustments. Adjusted Net Income per share is calculated using Adjusted Net Income, as defined above, and diluted weighted average shares outstanding. We define Adjusted EBITDA as net income before interest expense, net, provision (benefit) for income taxes and depreciation and amortization, adjusted for the impact of certain other items, including: non-cash stock-based compensation expense; asset impairment charges; accelerated amortization of deferred financing fees and loss from early extinguishment of debt resulting from the early prepayment of debt; investments in new retail locations and international market expansion; transition to Cortec majority ownership; transition to the ongoing senior management team; and transition to a public company. The expenses incurred related to these transitional events include: management fees and contingent consideration related to the transition to Cortec majority ownership; severance, recruiting, and relocation costs related to the transition to our ongoing senior management team; consulting fees, recruiting fees, salaries and travel costs related to members of our Board of Directors, fees associated with Sarbanes-Oxley Act compliance, and incremental audit and legal fees in connection with our transition to a public company. All of these transitional costs are reported in SG&A expenses.

Adjusted Operating Income, Adjusted Net Income, Adjusted Net Income per diluted share, and Adjusted EBITDA are not defined by GAAP and may not be comparable to similarly titled measures reported by other entities. We use these non-GAAP measures, along with GAAP measures, as a measure of profitability. These measures help us compare our performance to other companies by removing the impact of our capital structure; the effect of operating in different tax jurisdictions; the impact of our asset base, which can vary depending on the book value of assets and methods used to compute depreciation and amortization; the effect of non-cash stock-based compensation expense, which can vary based on plan design, share price, share price volatility, and the expected lives of equity instruments granted; as well as certain expenses related to what we believe are events of a transitional nature. We also disclose Adjusted Operating Income, Adjusted Net Income, and Adjusted EBITDA as a percentage of net sales to provide a measure of relative profitability.

We believe that these non-GAAP measures, when reviewed in conjunction with GAAP financial measures, and not in isolation or as substitutes for analysis of our results of operations under GAAP, are useful to investors as they are widely used measures of performance and the adjustments we make to these non-GAAP measures provide investors further insight into our profitability and additional perspectives in comparing our performance to other companies and in comparing our performance over time on a consistent basis. Adjusted Operating Income, Adjusted Net Income, and Adjusted EBITDA have limitations as profitability measures in that they do not include the interest expense on our debts, our provisions for income taxes, and the effect of our expenditures for capital assets and certain intangible assets. In addition, all of these non-GAAP measures have limitations as profitability measures in that they do not include the effect of non-cash stock-based compensation expense, the effect of asset impairments, the effect of investments in new retail locations and international market expansion, and the impact of certain expenses related to transitional events that are settled in cash. Because of these limitations, we rely primarily on our GAAP results.

In the future, we may incur expenses similar to those for which adjustments are made in calculating Adjusted Operating Income, Adjusted Net Income, and Adjusted EBITDA. Our presentation of these non-GAAP measures should not be construed as a basis to infer that our future results will be unaffected by extraordinary, unusual or non-recurring items.

The following table reconciles operating income to Adjusted Operating Income, net income to Adjusted Net Income, and net income to Adjusted EBITDA for the periods indicated (in thousands):

	Fiscal Year Ended
	December 29,	December 30,	December 31,
	2018	2017	2016
Operating income	$102,156	$63,967	$88,207
Adjustments:			—
Non‑cash stock‑based compensation expense(1)	13,247	13,393	118,415
Long-lived asset impairment(1)	1,236		—
Investments in new retail locations and international market expansion(1)(2)	795	—	—
Transition to Cortec majority ownership(1)(3)	750	750	750
Transition to the ongoing senior management team(1)(4)	1,822	90	2,824
Transition to a public company(1)(5)	4,197	(2,197)	10,012
Adjusted Operating Income	$124,203	$76,003	$220,208

Net income	$57,763	$15,401	$48,788
Adjustments:
Non‑cash stock‑based compensation expense(1)	13,247	13,393	118,415
Long-lived asset impairment(1)	1,236	—	—
Early extinguishment of debt(6)	1,330	—	1,221
Investments in new retail locations and international market expansion(1)(2)	795	—	—
Transition to Cortec majority ownership(1)(3)	750	750	750
Transition to the ongoing senior management team(1)(4)	1,822	90	2,824
Transition to a public company(1)(5)	4,197	(2,197)	10,012
Tax impact of adjusting items(7)	(5,450)	(4,311)	(47,451)
Adjusted Net Income	$75,690	$23,126	$134,559

Net income	$57,763	$15,401	$48,788
Adjustments:
Interest expense	31,280	32,607	21,680
Income tax expense	11,852	16,658	16,497
Depreciation and amortization expense(8)	24,777	20,769	11,675
Non‑cash stock‑based compensation expense(1)	13,247	13,393	118,415
Long-lived asset impairment(1)	1,236	—	1,221
Early extinguishment of debt(6)	1,330	—	—
Investments in new retail locations and international market expansion(1)(2)	795	—	—
Transition to Cortec majority ownership(1)(3)	750	750	750
Transition to the ongoing senior management team(1)(4)	1,822	90	2,824
Transition to a public company(1)(5)	4,197	(2,197)	10,012
Adjusted EBITDA	$149,049	$97,471	$231,862

Net sales	$778,833	$639,239	$818,914
Net income as a % of net sales	7.4%	2.4%	6.0%
Adjusted Operating Income as a % of net sales	15.9%	11.9%	26.9%
Adjusted Net Income as a % of net sales	9.7%	3.6%	16.4%
Adjusted EBITDA as a % of net sales	19.1%	15.2%	28.3%

Net income per diluted share	$0.70	$0.19	$0.59
Adjusted Net Income per diluted share	$0.91	$0.28	$1.63
Weighted average common shares outstanding - diluted	82,755	82,755	82,755

_________________________

(1)	These costs are reported in SG&A expenses.
(2)	Represents retail store pre-opening expenses and costs for expansion into new international markets.
(3)	Represents management service fees paid to Cortec, our majority stockholder. The management services agreement with Cortec was terminated immediately following the completion of our IPO.
(4)	Represents severance, recruiting, and relocation costs related to the transition to our ongoing senior management team.

(5)

Represents fees and expenses in connection with our transition to, and prior to our becoming, a public company, including consulting fees, recruiting fees, salaries, and travel costs related to members of our Board of Directors, fees associated with Sarbanes-Oxley Act compliance, and incremental audit and legal fees associated with being a public company. The 2017 activity primarily consists of the reversal of a previously recognized consulting fee that was contingent upon the completion of our IPO attempt during 2016.

(6)

Represents the loss on extinguishment of debt of $0.7 million and accelerated amortization of deferred financing fees of $0.6 million resulting from the voluntary repayments and prepayments of the term loans under our Credit Facility. During the fourth quarter of fiscal 2018, we voluntarily repaid in full the $47.6 million outstanding balance of the Term Loan B (as defined below) and made a voluntary repayment of $2.4 million to the Term Loan A (as defined below). During the third quarter of fiscal 2018, we made a voluntary prepayment of $30.1 million to the Term Loan B. As a result of the voluntary repayment of the Term Loan B prior to its maturity on May 19, 2022, we recorded a loss from extinguishment of debt relating to the write-off of unamortized financing fees associated with the Term Loan B.

(7)	Represents the tax impact of adjustments calculated at an expected statutory tax rate of 23.3% for fiscal 2018.
(8)	Depreciation and amortization expenses are reported in SG&A expenses and cost of goods sold.

Liquidity and Capital Resources

Our cash requirements have principally been for working capital purposes, long-term debt repayments, and capital expenditures. We fund our working capital, primarily inventory, and accounts receivable, and capital investments from cash flows from operating activities, cash on hand, and borrowings available under our Revolving Credit Facility (as defined below).

As of December 29, 2018, we had $29.6 million of working capital (excluding cash), a cash balance of $80.1 million, and $80.0 million available for borrowing under our Revolving Credit Facility.

The recent changes in our working capital requirements generally reflect the growth in our business. Although we cannot predict with certainty all of our particular short term cash uses or the timing or amount of cash requirements, to operate and grow our business, we believe that our available cash on hand, along with amounts available under our Credit Facility will be sufficient to satisfy our liquidity requirements for at least the next twelve months. However, the continued growth of our business, including our expansion into international markets and opening and operating our own retail locations, may significantly increase our expenses, including our capital expenditures and cash requirements. For fiscal 2019, we expect capital expenditures for property and equipment to be between $35 million and $40 million, including new product development, technology systems infrastructure, opening of retail stores in Chicago, Illinois and Charleston, South Carolina, investments in production molds and tooling and equipment, and the expansion of our Drinkware customization facility. In addition, the amount of our future product sales is difficult to predict, and actual sales may not be in line with our forecasts. As a result, we may be required to seek additional funds in the future from issuances of equity or debt, obtaining additional credit facilities, or loans from other sources.

Credit Facility

In May 2016, we entered into an agreement providing for a $650.0 million senior secured credit facility (the “Credit Facility”). The Credit Facility provides for: (a) a $100.0 million Revolving Credit Facility maturing on May 19, 2021 (the “Revolving Credit Facility”); (b) a $445.0 million Term loan A maturing on May 19, 2021 (the “Term Loan A”); and (c) a $105.0 million term loan B maturing on May 19, 2022 (the “Term Loan B”). As further described below, we repaid the Term Loan B in full during the fourth quarter of fiscal 2018. As of December 29, 2018, our interest rate on the Term Loan A was 6.35%. Interest is due at the end of each quarter if we have selected to pay interest based on the base rate or at the end of each LIBOR period if we have selected to pay interest based on LIBOR.

On July 15, 2017, we amended the Credit Facility to reset the net leverage ratio covenant for the period ended June 2017 and thereafter, and we incurred $2.0 million in additional deferred financing fees.

At December 29, 2018, we had $331.4 million principal amount of indebtedness outstanding under the Credit Facility. At December 30, 2017, we had $481.7 million principal amount of indebtedness outstanding under the Credit Facility.

Revolving Credit Facility

The Revolving Credit Facility, which matures May 19, 2021, allows us to borrow up to $100.0 million, including the ability to issue up to $20.0 million in letters of credit. While our issuance of letters of credit does not increase our borrowings outstanding under our Revolving Credit Facility, it does reduce the amount available. As of December 29, 2018 and December 30, 2017, we had no borrowings outstanding under the Revolving Credit Facility. As of December 29, 2018, we had $20.0 million principal amount in outstanding letters of credit with a 4.0% annual fee to supplement our supply chain finance program.

Term Loan A

The Term Loan A is a $445.0 million term loan facility, maturing on May 19, 2021. Principal payments of $11.1 million are due quarterly with the entire unpaid balance due at maturity. As of December 29, 2018, we had $331.4 million principal amount of indebtedness outstanding under the Term Loan A.

Term Loan B

The Term Loan B was a $105.0 million term loan facility that would have matured on May 19, 2022. Principal payments of $0.3 million were due quarterly with the entire unpaid balance due at maturity. During the fourth quarter of 2018, we voluntarily repaid in full the $47.6 million principal amount outstanding and $0.6 million of accrued interest outstanding under our Term Loan B, using the net proceeds from our IPO plus additional cash on hand. As a result of the voluntary repayment of the Term Loan B prior to maturity, we recorded a loss from extinguishment of debt of $0.7 million relating to the write-off of unamortized financing fees associated with the Term Loan B.

Other Terms of the Credit Facility

We may request incremental term loans, incremental equivalent debt, or revolving commitment increases (each an “Incremental Increase”) of amounts of not more than $125.0 million in total plus an additional amount if our total secured net leverage ratio (as defined in the Credit Facility) is equal to or less than 2.50 to 1.00. In the event that any lenders fund any of the Incremental Increases, the terms and provisions of each Incremental Increase, including the interest rate, shall be determined by us and the lenders, but in no event shall the terms and provisions, when taken as a whole and subject to certain exceptions, of the applicable Incremental Increase, be more favorable to any lender providing any portion of such Incremental Increase than the terms and provisions of the loans provided under the Revolving Credit Facility, the Term Loan A, and the Term Loan B, as applicable.

The Credit Facility is (a) jointly and severally guaranteed by our wholly owned subsidiaries, YETI Coolers, LLC, which we refer to as YETI Coolers, and YETI Custom Drinkware LLC, which we refer to as YCD, and any future subsidiaries, together, the Guarantors, and (b) secured by a first-priority lien on substantially all of our and the Guarantors’ assets, subject to certain customary exceptions.

The Credit Facility requires us to comply with certain financial ratios, including:

•

At the end of each fiscal quarter, a total net leverage ratio (as defined in the Credit Facility) for the four quarters then ended of not more than 6.50 to 1.00, 5.50 to 1.00, 4.50 to 1.00, 4.25 to 1.00, 4.00 to 1.00, and 3.50 to 1.00 for the quarters ended December 30, 2017, March 31, 2018, June 30, 2018, September 30, 2018, December 31, 2018, and March 31, 2019 and thereafter, respectively; and

•	At the end of each fiscal quarter, an interest coverage ratio (as defined in the Credit Facility) for the four quarters then ended of not less than 3.00 to 1.00.

In addition, the Credit Facility contains customary financial and non-financial covenants limiting, among other things, mergers and acquisitions; investments, loans, and advances; affiliate transactions; changes to capital structure and the business; additional indebtedness; additional liens; the payment of dividends; and the sale of assets, in each case, subject to certain customary exceptions. The Credit Facility contains customary events of default, including payment defaults, breaches of representations and warranties, covenant defaults, defaults under other material debt, events of bankruptcy and insolvency, failure of any guaranty or security document supporting the Credit Facility to be in full force and effect, and a change of control of our business. We were in compliance with all covenants under the Credit Facility as of December 29, 2018.

Equity

Repurchase of Common Stock

In March 2018, we purchased 0.4 million shares of our common stock at $4.95 per share from one of our stockholders for $2.0 million. We accounted for this purchase using the par value method, and subsequently retired these shares.

Stock splits

In October 2018, we effected a 0.397-for-1 reverse stock split of all outstanding shares of our common stock. Share and per share data disclosed for all periods has been retroactively adjusted to reflect the effects of this stock split. This stock split was effected prior to the completion of our IPO, discussed below.

In May 2016, our Board of Directors approved a 2,000‑for‑1 stock split of all outstanding shares of our common stock. In connection with the stock split, the number of authorized capital stock was increased from 200,000 to 400 million shares.

Capital Stock Increase

In October 2018, the Board of Directors approved an increase in our authorized capital stock of 200.0 million shares of common stock and 30.0 million shares of preferred stock. Following this increase our authorized capital stock of 630.0 million shares consisted of 600.0 million shares of common stock and 30.0 million shares of preferred stock. No shares were issued in connection with the increase in authorized capital stock. This capital stock increase occurred prior to the completion our IPO, discussed below.

Initial Public Offering

On October 24, 2018, we completed our IPO of 16,000,000 shares of our common stock, including 2,500,000 shares of our common stock sold by us and 13,500,000 shares of our common stock sold by selling stockholders. The underwriters were also granted an option to purchase up to an additional 2,400,000 shares from the selling stockholders, at the public offering price, less the underwriting discount, for 30 days after October 24, 2018, which the underwriters exercised, in part, on November 28, 2018 by purchasing an additional 918,830 shares of common stock at the public offering price of $18.00 per share, less the underwriting discount, from selling stockholders. We did not receive any proceeds from the sale of shares by selling stockholders. Based on our IPO price of $18.00 per share, we received net proceeds of $42.4 million after deducting underwriting discounts and commissions of $2.6 million. Additionally, we incurred offering costs of $4.6 million. On November 29, 2018, we used the net proceeds from the IPO plus additional cash on hand to repay our Term Loan B as described above.

Cash Flows from Operating, Investing and Financing Activities

The following table summarizes our cash flows from operating, investing and financing activities for the periods indicated (in thousands):

	Fiscal Year Ended
	December 29,	December 30,	December 31,
	2018	2017	2016
Cash flows provided by (used in):
Operating activities	$176,068	$147,751	$28,911
Investing activities	(31,722)	(38,722)	(55,884)
Financing activities	(117,990)	(72,237)	8,011

Operating Activities

2018. Net cash provided by operating activities of $176.1 million for fiscal 2018 was primarily driven by the favorable impact of a decrease in net working capital items of $71.7 million, net income of $57.8 million, and total non-cash items of $46.6 million. The change in net working capital items was primarily due to a $43.7 million increase in accounts payable and accrued expenses related to amounts owed to our third-party manufacturers as well as increased accrued incentive compensation, and a $29.6 million decrease in inventory driven by effective inventory management coupled with increased sales in the fourth quarter of fiscal 2018. Non-cash items primarily consisted of depreciation and amortization of $24.7 million and stock-based compensation expense of $13.2 million.

2017. Net cash provided by operating activities of $147.8 million for fiscal 2017 was primarily driven by the favorable impact of a decrease in net working capital items of $86.7 million, total non-cash items of $45.6 million, and net income of $15.4 million. The change in net working capital was primarily due to a $71.0 million decrease in inventory driven by effective inventory management coupled with increasing sales in the third and fourth quarters of fiscal 2017, a $28.0 million increase in accounts payable and accrued expenses primarily related to extending payment terms with vendors, and a decrease in other current assets of $17.9 million related to migrating towards payment terms with vendors versus prepayments, offset by an increase in accounts receivable of $29.9 million due to higher wholesale sales at the end of 2017. Non-cash items primarily consisted of depreciation and amortization of $20.8 million and stock-based compensation expense of $13.4 million.

2016. Net cash provided by operating activities of $28.9 million for fiscal 2016 was primarily driven by total non-cash items of $115.6 million and net income of $48.8 million, offset by the unfavorable impact of an increase in net working capital items of $135.4 million. Non-cash items primarily consisted of stock-based compensation expense of $118.4 million, deferred income taxes of $15.8 million, and depreciation and amortization of $11.7 million. The change in net working capital was primarily due to a $150.6 million increase in inventory due to increased demand after experiencing supply constraints in 2015.

Investing Activities

2018. Net cash used in investing activities of $31.7 million for the fiscal year ended December 29, 2018 was primarily related to $20.9 million of purchases of property and equipment for technology systems infrastructure, production molds, tooling, and equipment, and facilities, and $11.0 million of purchases of intangibles such as trade dress and trademark assets.

2017. Net cash used in investing activities of $38.7 million for the fiscal year ended December 30, 2017 was primarily related to $42.2 million of purchases of property and equipment for technology systems infrastructure, facilities, and production molds, as well as tooling and equipment, partially offset by $4.9 million of net cash inflow from purchases of intangibles activity reflecting cash proceeds from the settlement of litigation matters, partially offset by additions to patents, trade dress, and trademarks. In 2017, we acquired Rambler On and paid approximately $2.9 million for the acquisition, which increased our cash flows used in investing activities.

2016. Net cash used in investing activities of $55.9 million for the fiscal year ended December 31, 2016 was primarily related to $35.6 million of purchases of property and equipment production molds, as well as tooling and equipment, technology systems infrastructure, and facilities, and $24.7 million of purchases of intangibles for patents, trademarks, and trade dress. In addition, Cash flows from investing activities for 2016 were positively impacted by the cash at Rambler On, which totaled $5.0 million at the time of consolidation.

Financing Activities

2018. Net cash used in financing activities was $118.0 million for the fiscal year ended December 29, 2018 primarily resulted from $151.8 million of repayments of long-term debt, $2.5 million in dividend payments, and $2.0 million to repurchase common stock from one stockholder that was subsequently retired. These financing activity outflows were partially offset by $38.1 of net proceeds from our IPO.

2017. Net cash used in financing activities was $72.2 million for the fiscal year ended December 30, 2017 primarily resulted from $45.6 million of repayments of long-term debt, a $20.0 million repayment of borrowings outstanding under our Revolving Credit Facility, $2.8 million dividend payments to certain option holders, and $2.0 million paid for financing fees related to the amendment to our Credit Facility.

2016. Net cash provided by financing activities was $8.0 million for the fiscal year ended December 31, 2016 primarily resulted from $473.8 million of net borrowings under the Credit Facility, net of financing fees, partially offset by $453.9 million in dividend payments and $9.6 million of payments of tax withholding obligations in connection with the exercise of stock options.

Contractual Obligations

The following table summarizes our contractual obligations as of December 29, 2018 (in thousands):

	Payments Due by Period
		Less Than			More Than
	Total	1 Year	1 - 3 Years	3 - 5 Years	5 Years
Long‑term debt principal payment	$332,888	$43,638	$289,250	$—	$—
Interest	46,777	21,758	25,019	—	—
Operating lease obligations	46,259	4,670	9,429	9,113	23,047
Other noncancelable agreements	45,498	15,345	25,259	4,894	—
Total	$471,422	$85,411	$348,957	$14,007	$23,047

Off-Balance Sheet Arrangements.

As of December 29, 2018 and December, 30, 2017, we had no off-balance sheet debt or arrangements.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with GAAP. In preparing the consolidated financial statements, we make estimates and judgments that affect the reported amounts of assets, liabilities, sales, expenses, and related disclosure of contingent assets and liabilities. We re-evaluate our estimates on an on-going basis. Our estimates are based on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Because of the uncertainty inherent in these matters, actual results may differ from these estimates and could differ based upon other assumptions or conditions.

The critical accounting policies that reflect our more significant judgments and estimates used in the preparation of our consolidated financial statements include those noted below. Within the context of these critical accounting policies, we are not currently aware of any reasonably likely events or circumstances that would result in materially different amounts being reported

Revenue Recognition

Revenue is recognized when persuasive evidence of an arrangement exists, and title and risks of ownership have passed to the customer, based on the terms of sale. Goods are usually shipped to customers with free-on-board (“FOB”) shipping point terms; however, our practice has been to bear the responsibility of the delivery to the customer. In the case that product is lost or damaged in transit to the customer, we generally take the responsibility to provide new product. In effect, we apply a synthetic FOB destination policy and therefore recognize revenue when the product is delivered to the customer. For our national accounts, delivery of our products typically occurs at shipping point, as such customers take delivery at our distribution center.

Our terms of sale provide limited return rights. We may accept, and have at times accepted, returns outside our terms of sale at our sole discretion. We may also, at our sole discretion, provide our retail partners with sales discounts and allowances. We record estimated sales returns, discounts, and miscellaneous customer claims as reductions to net sales at the time revenues are recorded. We base our estimates upon historical experience and trends, and upon approval of specific returns or discounts. Actual returns and discounts in any future period are inherently uncertain and thus may differ from our estimates. If actual or expected future returns and discounts were significantly greater or lower than the reserves we had established, we would record a reduction or increase to net sales in the period in which we made such determination. A 10% change in our estimated reserve for sales returns, discounts, and miscellaneous claims for fiscal 2018 would have impacted net sales by $0.7 million.

Inventory

Inventories are comprised primarily of finished goods and are carried at the lower of cost (weighted-average cost method) or market (net realizable value). We make ongoing estimates relating to the net realizable value of inventories based upon our assumptions about future demand and market conditions. If the estimated net realizable value is less than cost, we reflect the lower value of that inventory. This methodology recognizes inventory exposures at the time such losses are identified rather than at the time the inventory is actually sold. Due to customer demand and inventory constraints, we have not historically taken material adjustments to the carrying value of our inventory.

Physical inventory counts and cycle counts are taken on a regular basis. We provide for estimated inventory shrinkage since the last physical inventory date. Historically, physical inventory shrinkage has not been significant.

Valuation of Goodwill and Indefinite-Lived Intangible Assets

Goodwill and intangible assets are recorded at cost, or at their estimated fair values at the date of acquisition. We review goodwill and indefinite-lived intangible assets for impairment annually or whenever events or changes in circumstances indicate the carrying amount may be impaired. In conducting our annual impairment test, we first review qualitative factors to determine whether it is more likely than not that the fair value of the asset, or reporting units, is less than its carrying amount. If factors indicate that the fair value is less than its carrying amount, we perform a quantitative assessment, analyzing the expected present value of future cash flows to quantify the amount of impairment, if any. We perform our annual impairment tests in the fourth quarter of each fiscal year. We have not historically taken any impairments of our goodwill or indefinite-lived intangible assets, and a 10% reduction in the fair value of our reporting unit would not result in a goodwill impairment.

Valuation of Long-Lived Assets

We review our long-lived assets, which include property and equipment and definite-lived intangible assets, for impairment whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable. An impairment loss on our long-lived assets exists when the estimated undiscounted cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. Any impairment loss recognized represents the excess of the long-lived asset’s carrying value over the estimated fair value.

Product Warranty

Warranty liabilities are recorded at the time of sale for the estimated costs that may be incurred under the terms of our limited warranty. We make and revise these estimates primarily on the number of units under warranty, historical experience of warranty claims, and an estimated per unit replacement cost. The liability for warranties is included in accrued expenses in our consolidated balance sheets. The specific warranty terms and conditions vary depending upon the product sold but are generally warranted against defects in material and workmanship ranging from three to five years. Our warranty only applies to the original owner. If actual product failure rates or repair costs differ from estimates, revisions to the estimated warranty liabilities would be required and could materially affect our financial condition and operating results.

Stock Options

We measure compensation expense for all stock-based awards at fair value on the date of grant and recognize compensation expense over the service period for awards expected to vest. We use the Black-Scholes-Merton (“Black-Scholes”) option pricing model to determine the fair value of stock option awards, which uses the expected option term, stock price volatility, and the risk-free interest rate. The expected option term assumption reflects the period for which we believe the option will remain outstanding. We elected to use the simplified method to determine the expected option term, which is the average of the options’ vesting and contractual terms. Our computation of expected volatility is based on the historical volatility of selected comparable publicly traded companies over a period equal to the expected term of the option. The risk-free interest rate reflects the U.S. Treasury yield curve for a similar instrument with the same expected term in effect at the time of the grant. The assumptions used in calculating the fair value of stock-based compensation awards represent management’s best estimates, but the estimates involve inherent uncertainties and the application of management judgment. If any of the assumptions used in the Black-Scholes model changes significantly, stock-based compensation expense for future option awards may differ materially compared with the awards granted previously. Costs relating to stock‑based compensation are recognized in SG&A expenses in our consolidated statements of operations, and forfeitures are recognized as they occur.

Recent Accounting Pronouncements

For a description of recent accounting pronouncements, see the notes to our consolidated financial statements included herein.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

In order to maintain liquidity and fund business operations, our long-term Credit Facility bears a variable interest rate based on prime, federal funds, or LIBOR plus an applicable margin based on our total net leverage ratio. Our other debt arrangement with Rambler On bears a fixed rate of interest. The nature and amount of our long-term debt can be expected to vary as a result of future business requirements, market conditions, and other factors. We may elect to enter into interest rate swap contracts to reduce the impact associated with interest rate fluctuations, but as of December 29, 2018, we have not entered into any such contracts. Based on the balance outstanding at December 29, 2018, we estimate that a 1% increase or decrease in underlying interest rates would increase or decrease annual interest expense by $3.3 million in any given fiscal year.

Inflation Risk

Inflationary factors such as increases in the cost of our products and overhead costs may adversely affect our operating results. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, a high rate of inflation in the future may have an adverse effect on our ability to maintain current levels of gross margin and SG&A expenses as a percentage of net sales, if the selling prices of our products do not increase with these increased costs.

Commodity Price Risk

The primary raw materials and components used by our contract manufacturing partners include polyethylene, polyurethane foam, stainless-steel, polyester fabric, zippers, and plastic. We believe these materials are readily available from multiple vendors. We have, and may continue to, negotiate prices with suppliers of these products on behalf of our third-party contract manufacturers in order to leverage the cumulative impact of our volume. We do not, however, source significant amounts of these products directly. Certain of these products use petroleum or natural gas as inputs. However, we do not believe there is a significant direct correlation between petroleum or natural gas prices and the costs of our products.

Foreign Currency Risk

Our international sales are primarily denominated in the Canadian dollar and Australian dollar, and any unfavorable movement in the exchange rate between the U.S. dollar and these currencies could have an adverse impact on our revenue. During 2018, net sales from our international entities accounted for 1% of our consolidated revenues, and therefore we do not believe exposure to foreign currency fluctuations would have a material impact on our net sales. A portion of our operating expenses are incurred outside the Unites States and are denominated in foreign currencies, which are also subject to fluctuations due to changes in foreign currency exchange rates. In addition, our suppliers may incur many costs, including labor costs, in other currencies. To the extent that exchange rates move unfavorably for our suppliers, they may seek to pass these additional costs on to us, which could have a material impact on our gross margin. In addition, a strengthening of the U.S. dollar may increase the cost of our products to our customers outside of the United States. Our operating results and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates. However, we believe that the exposure to foreign currency fluctuations from operating expenses is not material at this time as the related costs accounted for 2% of our total operating expenses.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

YETI Holdings, Inc. and Subsidiaries

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of YETI Holdings, Inc. (a Delaware corporation) and Subsidiaries (the “Company”) as of December 29, 2018 and December 30, 2017, the related consolidated statements of operations, comprehensive income, equity (deficit), and cash flows for each of the three years in the period ended December 29, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 29, 2018 and December 30, 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 29, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission SEC and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ GRANT THORNTON LLP

Dallas, Texas

March 19, 2019

We have served as the Company’s auditor since 2014.

YETI HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	December 29,	December 30,
	2018	2017
ASSETS
Current assets
Cash	$80,051	$53,650
Accounts receivable, net	59,328	67,152
Inventory	145,423	175,098
Prepaid expenses and other current assets	12,211	7,134
Total current assets	297,013	303,034
Property and equipment, net	74,097	73,783
Goodwill	54,293	54,293
Intangible assets, net	80,019	74,302
Deferred income taxes	7,777	10,004
Deferred charges and other assets	1,014	1,011
Total assets	$514,213	$516,427

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	$68,737	$40,342
Accrued expenses and other current liabilities	53,022	45,862
Taxes payable	6,390	12,280
Accrued payroll and related costs	15,551	6,364
Current maturities of long‑term debt	43,638	47,050
Total current liabilities	187,338	151,898
Long-term debt, net of current portion	284,376	428,632
Other liabilities	13,528	12,128
Total liabilities	485,242	592,658

Commitments and contingencies (Note 10)

Stockholders' Equity
Common stock, par value $0.01; 600,000 shares authorized; 84,196 and 81,535 shares outstanding at December 29, 2018 and December 30, 2017, respectively	842	815
Preferred stock, par value $0.01; 30,000 shares authorized; no shares issued or outstanding	—	—
Additional paid‑in capital	268,327	219,095
Accumulated deficit	(240,104)	(296,184)
Accumulated other comprehensive (loss) income	(94)	43
Total stockholders’ equity (deficit)	28,971	(76,231)
Total liabilities and stockholders’ equity	$514,213	$516,427

See Notes to Consolidated Financial Statements

YETI HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Fiscal Year Ended
	December 29,	December 30,	December 31,
	2018	2017	2016
Net sales	$778,833	$639,239	$818,914
Cost of goods sold	395,705	344,638	404,953
Gross profit	383,128	294,601	413,961
Selling, general, and administrative expenses	280,972	230,634	325,754
Operating income	102,156	63,967	88,207
Interest expense	(31,280)	(32,607)	(21,680)
Other (expense) income	(1,261)	699	(1,242)
Income before income taxes	69,615	32,059	65,285
Income tax expense	(11,852)	(16,658)	(16,497)
Net income	57,763	15,401	48,788
Less: Net income attributable to noncontrolling interest	—	—	(811)
Net income attributable to YETI Holdings, Inc.	$57,763	$15,401	$47,977

Net income to YETI Holdings, Inc. per share
Basic	$0.71	$0.19	$0.59
Diluted	$0.69	$0.19	$0.58

Weighted-average common shares outstanding
Basic	81,777	81,479	81,097
Diluted	83,519	82,972	82,755

See Notes to Consolidated Financial Statements

YETI HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Fiscal Year Ended
	December 29,	December 30,	December 31,
	2018	2017	2016
Net income	$57,763	$15,401	$48,788
Other comprehensive (loss) income
Foreign currency translation adjustments	(137)	43	—
Total comprehensive income	57,626	15,444	48,788
Net income attributable to noncontrolling interest	—	—	(811)
Total comprehensive income to YETI Holdings, Inc.	$57,626	$15,444	$47,977

See Notes to Consolidated Financial Statements

YETI HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)

(In thousands)

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Noncontrolling	Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Interest	Equity (Deficit)
Balance, December 31, 2015	80,020	$800	$102,065	$98,053	$—	$—	$200,918
Consolidation of noncontrolling interest	—	—	—	—	—	1,375	1,375
Stock-based compensation	—	—	118,415	—	—	—	118,415
Exercise of options	1,376	14	1,420	—	—	—	1,434
Issuance of common stock	41	—	708	—	—	—	708
Repurchase of forfeited employee stock options	—	—	(3,291)	—	—	—	(3,291)
Shares withheld related to net share settlement of stock-based compensation	—	—	(9,608)	—	—	—	(9,608)
Excess tax benefit from stock-based compensation plan	—	—	1,765	—	—	—	1,765
Dividends	—	—	—	(455,605)	—	—	(455,605)
Net income	—	—	—	47,977	—	811	48,788
Balance, December 31, 2016	81,437	$814	$211,474	$(309,575)	$—	$2,186	$(95,101)
Stock-based compensation	—	—	13,393	—	—	—	13,393
Exercise of options	156	1	98	—	—	—	99
Shares withheld related to net share settlement of stock-based compensation	(58)	—	(2,018)	—	—	—	(2,018)
Adjustments related to the acquisition of Rambler On	—	—	(3,852)	(1,980)	—	—	(5,832)
Acquisition of noncontrolling interest	—	—	—	2,186	—	(2,186)	—
Dividends	—	—	—	(2,216)	—	—	(2,216)
Other comprehensive income	—	—	—	—	43	—	43
Net income	—	—	—	15,401	—	—	15,401
Balance, December 30, 2017	81,535	$815	$219,095	$(296,184)	$43	$—	$(76,231)
Issuance of common stock upon initial public offering, net of offering costs	2,500	25	37,749	—	—	—	37,774
Stock-based compensation	—	—	13,247	—	—	—	13,247
Exercise of options	560	6	256	—	—	—	262
Shares withheld related to net share settlement of stock-based compensation	(2)	—	(57)	—	—	—	(57)
Repurchase of common stock	(397)	(4)	(1,963)	—	—	—	(1,967)
Dividends	—	—	—	(1,683)	—	—	(1,683)
Other comprehensive loss	—	—	—	—	(137)	—	(137)
Net income	—	—	—	57,763	—	—	57,763
Balance, December 29, 2018	84,196	$842	$268,327	$(240,104)	$(94)	$—	$28,971

See Notes to Consolidated Financial Statements

YETI HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Fiscal Year Ended
	December 29,	December 30,	December 31,
	2018	2017	2016
Cash Flows from Operating Activities:
Net income	$57,763	$15,401	$48,788
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	24,777	20,769	11,670
Amortization of deferred financing fees	3,425	2,950	1,822
Stock‑based compensation	13,247	13,393	118,415
Deferred income taxes	2,226	8,500	(15,800)
Impairment of long‑lived assets	2,209	—	—
Excess tax benefit from stock-based compensation plan	—	—	(1,767)
Loss on early extinguishment of debt	694	—	1,221
Changes in operating assets and liabilities:
Accounts receivable, net	7,675	(29,909)	8,828
Inventory	29,583	71,040	(150,646)
Other current assets	(5,089)	17,915	(2,992)
Accounts payable and accrued expenses	43,740	27,992	7,889
Taxes payable	(5,876)	(12,805)	12,959
Other	1,694	12,505	(11,476)
Net cash provided by operating activities	176,068	147,751	28,911
Cash Flows from Investing Activities:
Purchases of property and equipment	(20,860)	(42,197)	(35,588)
Purchases of intangibles, net	(11,027)	4,926	(24,708)
Changes in notes receivables	—	1,416	(538)
Cash paid to Rambler On for acquisition	—	(2,867)	—
Proceeds from sale of long‑lived assets	165	—	—
Cash of Rambler On at consolidation	—	—	4,950
Net cash used in investing activities	(31,722)	(38,722)	(55,884)
Cash Flows from Financing Activities:
Changes in revolving line of credit	—	(20,000)	20,000
Proceeds from issuance of long-term debt	—	—	550,000
Repayments of long‑term debt	(151,788)	(45,550)	(84,451)
Payments of deferred financing fees	—	(1,957)	(11,779)
Cash paid for repurchase of common stock	(1,967)	—	—
Proceeds from employee stock transactions	262	99	1,434
Taxes paid in connection with exercise of stock options	(57)	(2,018)	(9,608)
Excess tax benefit from stock-based compensation plan	—	—	1,767
Repurchase of forfeited employee stock options	—	—	(3,291)
Proceeds from issuance of common stock, net of offering costs	38,083	—	708
Repayments of contingent consideration from acquisition	—	—	(2,861)
Payment of dividends	(2,523)	(2,811)	(453,908)
Net cash (used in) provided by financing activities	(117,990)	(72,237)	8,011
Noncash Investing Activities:
Changes related to acquisition of Rambler On	—	(4,432)	—
Total noncash investing activities	—	(4,432)	—
Effect of exchange rate changes on cash	45	(1)	—
Net increase (decrease) in cash	26,401	32,359	(18,962)
Cash, beginning of period	53,650	21,291	40,253
Cash, end of period	$80,051	$53,650	$21,291

See Notes to Consolidated Financial Statements

YETI HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization and Business

YETI Holdings, Inc. acquired the operations of YETI Coolers, LLC (“Coolers”) on June 15, 2012. We are headquartered in Austin, Texas, and are a designer, marketer, and distributor of premium products for the outdoor and recreation market which are sold under the YETI brand. We sell our products through our wholesale channel, including independent retailers, national, and regional accounts across a wide variety of end user markets, as well as through our direct‑to‑consumer channel (“DTC”), primarily our e‑commerce website.

In addition to Coolers, YETI Australia Pty Ltd, YETI Canada Limited, YETI Hong Kong Limited, and YETI Outdoor Products Company Limited were established and consolidated as wholly‑owned foreign entities in January 2017, February 2017, March 2017, and June 2017, respectively. Furthermore, YETI Holdings, Inc.’s exclusive customization partner, Rambler On LLC (“Rambler On”) was previously consolidated as a variable interest entity (“VIE”) in August 2016, and on May 15, 2017, YETI Custom Drinkware, LLC (“YCD”) acquired the assets and liabilities of Rambler On. We consolidate YCD as a wholly‑owned subsidiary.

The terms “we,” “us,” “our,” and “the Company” as used herein and unless otherwise stated or indicated by context, refer to YETI Holdings, Inc. and its subsidiaries.

Basis of Presentation and Principles of Consolidation

The consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules of the U.S. Securities and Exchange Commission (“SEC”). The consolidated financial statements include our accounts and those of our wholly-owned subsidiaries and VIEs of which we are the primary beneficiary. A VIE is required to be consolidated by its primary beneficiary which is generally defined as the party who has (a) the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance and (b) the obligation to absorb losses of the VIE or the right to receive benefits that could potentially be significant to the VIE. We evaluate our relationships with VIEs on an ongoing basis to determine whether we are their primary beneficiary. Consolidated VIEs are presented as noncontrolling interests. Intercompany balances and transactions are eliminated in consolidation.

In preparing the consolidated financial statements, we make estimates and judgments that affect the reported amounts of assets, liabilities, sales, expenses, and related disclosure of contingent assets and liabilities. We re‑evaluate our estimates on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Due to the uncertainty inherent in these estimates, actual results may differ from these estimates and could differ based upon other assumptions or conditions.

Change of Fiscal Year End

Effective January 1, 2017, we converted our fiscal year end from a calendar year ending December 31 to a “52- to 53-week” year ending on the last Saturday of December, such that each quarterly period will be 13 weeks in length, except during a 53-week year when the fourth quarter will be 14 weeks. This change did not have a material effect on our consolidated financial statements, and therefore we did not retrospectively adjust our financial statements. The consolidated financial results represent the fiscal years ending December 29, 2018 (“fiscal 2018”), December 30, 2017 (“fiscal 2017”), and December 31, 2016 (“fiscal 2016”).

Accounts Receivable

Accounts receivable are carried at original invoice amount less an estimated allowance for doubtful accounts. We make ongoing estimates relating to our ability to collect our accounts receivable and maintain an allowance for estimated losses resulting from the inability of our customers to make required payments. In determining the amount of the allowance, we consider our historical level of credit losses and make judgments about the credit worthiness of our customers based on ongoing credit evaluations and their payment trends. Accounts receivable are uncollateralized customer obligations due under normal trade terms typically requiring payment within 30 to 90 days of sale. Receivables are written off when deemed uncollectible. Recoveries of trade receivables previously written off are recorded to income when received. Our allowance for doubtful accounts was $0.1 million as of both December 29, 2018 and December 30, 2017.

Advertising

Advertising costs are expensed in the period in which the advertising occurs and included in selling, general and administrative expenses in our consolidated statements of operations. Advertising costs were $27.5 million, $26.5 million, and $33.1 million for fiscal 2018, fiscal 2017, and fiscal 2016, respectively. At December 29, 2018 and December 30, 2017, prepaid advertising costs were $1.3 million and $0.7 million, respectively.

Cash

We maintain our cash in bank deposit accounts which, at times, may exceed federally insured limits. We have not historically experienced any losses in such accounts.

Comprehensive Income

Our comprehensive income is determined based on net income adjusted for gains and losses on foreign currency translation adjustments.

Contingent Consideration Payable

In connection with the acquisition of Coolers in 2012, we provided a seller earnout provision whereby the sellers would be entitled to an additional cash payment of up to a maximum of $10.0 million (the “Contingent Consideration”), upon the achievement of certain performance thresholds and events. The Contingent Consideration liability was initially measured at a fair value of $2.9 million at the date of acquisition. In 2016, we paid in full the Contingent Consideration for $2.9 million.

Deferred Financing Fees

Costs incurred upon the issuance of our debt instruments are capitalized and amortized over the life of the associated debt instrument on a straight-line basis, in a manner that approximates the effective interest method. If the debt instrument is retired before its scheduled maturity date, any remaining issuance costs associated with that debt instrument are expensed in the same period. Deferred financing fees related to our $650.0 million senior secured credit facility (the “Credit Facility”) are reported in “Long-term debt, net of current portion” as a direct reduction from the carrying amount of our outstanding long-term debt. The amortization of deferred financing fees is included in interest expense.

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

Our financial instruments consist principally of cash, accounts receivable, accounts payable, and bank indebtedness. The carrying amount of cash, accounts receivable, and accounts payable, approximates fair value due to the short‑term maturity of these instruments. The carrying amount of our long‑term bank indebtedness approximates fair value based on Level 2 inputs since the Credit Facility carries a variable interest rate that is based on the London Interbank Offered Rate (“LIBOR”).

Foreign Currency Translation and Foreign Currency Transactions

Adjustments resulting from translating foreign functional currency financial statements into U.S. dollars are included in the foreign currency translation adjustment, a component of accumulated other comprehensive income.

For consolidation purposes, the assets and liabilities of our subsidiaries whose functional currency is not the U.S. dollar are translated into U.S. dollars using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements of foreign subsidiaries are recorded as a separate component of accumulated other comprehensive income.

Goodwill and Intangible Assets

Goodwill and intangible assets are recorded at cost, or at their estimated fair values at the date of acquisition. We review goodwill and indefinite‑lived intangible assets for impairment annually in the fourth quarter of each fiscal year or on an interim basis whenever events or changes in circumstances indicate the fair value of such assets may be below their carrying amount. In conducting our annual impairment test, we first review qualitative factors to determine whether it is more likely than not that the fair value of the asset is less than its carrying amount. If factors indicate that the fair value of the asset is less than its carrying amount, we perform a quantitative assessment of the asset, analyzing the expected present value of future cash flows to quantify the amount of impairment, if any. We perform our annual impairment tests in the fourth quarter of each fiscal year.

For our annual goodwill impairment tests in the fourth quarters of 2018 and 2017, we performed a qualitative assessment to determine whether the fair value of goodwill was more likely than not less than the carrying value. Based on economic conditions and industry and market considerations, we determined that it was more likely than not that the fair value of goodwill was greater than its carrying value; therefore, the quantitative impairment test was not performed. Therefore, we did not record any goodwill impairment for fiscal years 2018 and 2017.

Our intangible assets consist of indefinite-lived intangible assets, including tradename and trade dress, and definite-lived intangible assets such as customer relationships, trademarks, patents, non-compete agreements, and other intangibles assets, such as copyrights and domain name. Tradename, customer relationships, and non‑compete agreements resulted from our acquisition of Coolers in 2012. We also capitalize the costs of acquired trademarks, trade dress, patents and other intangibles, such as copyrights and domain name assets. Intangible assets resulting from the acquisition of Rambler On totaled $3.7 million.

In addition, external legal costs incurred in the defense of our patents and trademarks are capitalized when we believe that the future economic benefit of the intangible asset will be increased, and a successful defense is probable. In the event of a successful defense, the settlements received are netted against the external legal costs that were capitalized. Capitalized patent and trademark defense costs are amortized over the remaining useful life of the asset. Where the defense of the patent and trademark maintains rather than increases the expected future economic benefits from the asset, the costs would generally be expensed as incurred. The external legal costs incurred and settlements received may not occur in the same period. Costs incurred during fiscal 2016, fiscal 2017, and fiscal 2018 primarily relate to external legal costs incurred in the defense of our patents and trademark, net of settlements received.

Income Taxes

We provide for taxes at the enacted rate applicable for the appropriate tax jurisdictions. Deferred taxes are provided on an asset and liability method, which requires the recognition of deferred tax assets and liabilities for expected future consequences of temporary differences between the financial reporting and income tax bases of assets and liabilities using enacted tax rates. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Tax filing positions are evaluated, and we recognize the largest amount of tax benefit that is more likely than not to be sustained upon examination by the taxing authorities based on the technical merits of the tax position. Settlements with tax authorities, the expiration of statutes of limitations for particular tax positions, or obtaining new information on particular tax positions may cause a change to the effective tax rate. We recognize interest and penalties related to unrecognized tax benefits in the provision for income taxes in the consolidated statements of operations.

In December 2017, the Tax Cuts and Jobs Act (the “Tax Act”), was passed into law, significantly reforming the U.S. Internal Revenue Code of 1986, as amended (the “Code”). The Tax Act had a substantial impact on our income tax expense for the year ended December 30, 2017, primarily due to the revaluation of our net deferred tax asset based on a prospective U.S. federal income tax rate of 21%. See Note 6 for further discussion.

Inventories

Inventories are comprised primarily of finished goods and are generally valued at the lower of weighted-average cost or net realizable value. Net realizable value is defined as the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. We make ongoing estimates relating to the net realizable value of inventories based upon our assumptions about future demand and market conditions.

Property and Equipment

We record property and equipment at their original acquisition costs and we depreciate them based on a straight‑line method over their estimated useful lives. Expenditures for repairs and maintenance are expensed as incurred, while asset improvements that extend the useful life are capitalized. The useful lives for property and equipment are as follows:

Leasehold improvements	lesser of 10 years, remaining lease term, or estimated useful life of the asset
Molds and tooling	3 - 5 years
Furniture and equipment	3 - 7 years
Computers and software	3 - 7 years

Research and Development Costs

Research and development costs are expensed as incurred. Employee compensation, including stock-based compensation costs, and miscellaneous supplies are included in research and development costs within selling, general, and administrative expenses. Research and development expenses were $10.8 million, $8.8 million, and $29.5 million, for fiscal 2018, fiscal 2017, and fiscal 2016, respectively. The research and development expenses for fiscal 2016 primarily related to non‑cash stock-based compensation costs for certain employees.

Revenue Recognition

Revenue is recognized when persuasive evidence of an arrangement exists, and title and risks of ownership have passed to the customer, based on the terms of sale. Goods are usually shipped to customers with free-on-board (“FOB”) shipping point terms; however, our practice has been to bear the responsibility of the delivery to the customer. In the case that product is lost or damaged in transit to the customer, we generally take the responsibility to provide new product. In effect, we apply a synthetic FOB destination policy and therefore recognize revenue when the product is delivered to the customer. For our national accounts, delivery of our products typically occurs at shipping point, as such customers take delivery at our distribution center.

Our terms of sale provide limited return rights. We may accept, and have at times accepted, returns outside our terms of sale at our sole discretion. We may also, at our sole discretion, provide our retail partners with sales discounts and allowances. We record estimated sales returns, discounts, and miscellaneous customer claims as reductions to net sales at the time revenues are recorded. We base our estimates upon historical experience and trends, and upon approval of specific returns or discounts. Actual returns and discounts in any future period are inherently uncertain and thus may differ from our estimates. If actual or expected future returns and discounts were significantly greater or lower than the reserves we had established, we would record a reduction or increase to net sales in the period in which we made such determination.

Segment Information

We report our operations as a single reportable segment and manage our business as a single‑brand consumer products business. This is supported by our operational structure, which includes sales, research, product design, operations, marketing, and administrative functions focused on the entire product suite rather than individual product categories. Our chief operating decision maker does not regularly review financial information for individual product categories, sales channels, or geographic regions that would allow decisions to be made about allocation of resources or performance.

Shipping and Handling Costs

Amounts charged to customers for shipping and handling are included in net sales. Our cost of goods sold includes inbound freight charges for product delivery from our third‑party contract manufacturers. The cost of product shipment to our customers, which is included in selling, general and administrative expenses in our consolidated statements of operations, was $30.2 million, $25.9 million, and $22.0 million for fiscal 2018, fiscal 2017, and fiscal 2016, respectively.

Stock‑Based Compensation

We award stock-based compensation to employees and directors under our 2018 Equity Incentive Plan (“2018 Plan”), which is described more fully in Note 7. We measure compensation expense for all stock-based awards at fair value on the date of grant and recognize compensation expense over the service period for awards expected to vest. We use the Black-Scholes-Merton (“Black-Scholes”) option pricing model to determine the fair value of stock option awards. If any of the assumptions used in the Black-Scholes model changes significantly, stock-based compensation expense for future option awards may differ materially compared with the awards granted previously. Costs relating to stock‑based compensation are recognized in selling, general, and administrative expenses in our consolidated statements of operations, and forfeitures are recognized as they occur.

Valuation of Long‑Lived Assets

We assess the recoverability of our long‑lived assets, which include property and equipment and definite‑lived intangible assets, for impairment whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable. An impairment loss on our long‑lived assets exists when the estimated undiscounted cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. If the carrying amount exceeds the sum of the undiscounted cash flows, an impairment charge is recognized based on the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or estimated fair value less costs to sell.

Variable Interest Entities

We evaluate our financial interests in business enterprises to determine if they represent VIEs of which we are the primary beneficiary. If such criteria are met (as discussed above in “Basis of Presentation and Principles of Consolidation”), we reflect these entities as consolidated subsidiaries. In fiscal 2016, we consolidated Rambler On as a VIE (See Note 8 for more information).

Warranty

Warranty liabilities are recorded at the time of sale for the estimated costs that may be incurred under the terms of our limited warranty. We make and revise these estimates primarily based on the number of units under warranty, historical experience of warranty claims, and an estimated per unit replacement cost. The liability for warranties is included in accrued expenses in our consolidated balance sheets. The specific warranty terms and conditions vary depending upon the product sold, but are generally warranted against defects in material and workmanship ranging from three to five years. Our warranty only applies to the original owner. If actual product failure rates or repair costs differ from estimates, revisions to the estimated warranty liabilities would be required and could materially affect our financial condition and operating results. Warranty reserves were $4.5 million and $1.9 million as of December 29, 2018 and December 30, 2017, respectively. Warranty costs included in costs of goods sold were $3.6 million, $2.6 million, and $1.4 million for fiscal 2018, fiscal 2017, and fiscal 2016, respectively.

Emerging Growth Company Status

We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”). Under the JOBS Act, emerging growth companies can delay adopting new or revised financial accounting standards until such time as those standards apply to private companies. We have elected to use the extended transition period for complying with the adoption of new or revised accounting standards and as a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates. We will remain an emerging growth company until the earliest of (i) the end of the fiscal year in which the market value of our common stock that is held by non-affiliates is at least $700 million as of the last business day of our most recently completed second fiscal quarter, (ii) the end of the fiscal year in which we have total annual gross revenues of $1.07 billion or more during such fiscal year, (iii) the date on which we issue more than $1.0 billion in non-convertible debt in a three-year period, or (iv) the end of the fiscal year in which the fifth anniversary of our initial public offering (“IPO”) occurs.

Recently Adopted Accounting Pronouncements

Effective January 1, 2018, we adopted Accounting Standards Update (“ASU”) No. 2016-15, Classification of Certain Cash Receipts and Cash Payments, applying the retrospective transition method. This ASU requires changes in the presentation of certain items, including but not limited to debt prepayment or debt extinguishment costs; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies and distributions received from equity method investees. The adoption of this guidance did not have a material impact on our consolidated financial statements.

Effective January 1, 2018, we adopted ASU No. 2017-09, Modifications to Share-Based Payment Awards, and it will be applied prospectively to future modifications of our unit-based awards, if any. This guidance clarifies when changes in the terms or conditions of share-based payment awards must be accounted for as modifications under existing guidance. The guidance requires that entities apply modification accounting unless the award’s fair value, vesting conditions and classification as an equity or liability instrument are the same immediately before and after the change.

Recent Accounting Guidance Not Yet Adopted

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014 09, Revenue from Contracts with Customers: (Topic 606). which replaced existing revenue recognition guidance. The updated guidance requires companies to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, the new standard requires reporting companies to disclose the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.

We will adopt this standard in the first quarter of fiscal 2019 using a modified retrospective approach with the cumulative effect of initially applying the new standard recognized in retained earnings at the date of adoption. While we do not expect the adoption of this standard to have a material impact on the timing or amount of our revenue recognition, revenues for certain wholesale transactions and substantially all DTC transactions will be recognized upon shipment rather than upon delivery to the customer. Accordingly, we will record a cumulative effect adjustment increasing retained earnings by approximately $0.7 million. Enhanced disclosures will be included in our quarterly and annual consolidated financial statements beginning in 2019.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which replaces existing lease accounting guidance. The new standard is intended to provide enhanced transparency and comparability by requiring lessees to record right-of-use assets and corresponding lease liabilities on the balance sheet. The new guidance will require lessees to continue to classify leases as either operating or financing, with classification affecting the pattern of expense recognition in the income statement. For us, the amendments in this ASU are effective for annual reporting periods beginning after December 15, 2019 and interim periods within those annual periods, with early adoption permitted. We plan to adopt the standard in the first quarter of fiscal 2020. The ASU is required to be applied using a modified retrospective approach at the beginning of the earliest period presented, with optional practical expedients. We continue to assess the effect the guidance will have on our existing accounting policies and the consolidated financial statements and expect there will be an increase in assets and liabilities on the consolidated balance sheets at adoption due to the recording of right-of-use assets and corresponding lease liabilities, which may be material.

In June 2018, the FASB issued ASU 2018-07, Compensation – Stock Compensation (Topic 718). The amendments expand the scope of Topic 718, which currently only includes share-based payments to employees, to include share-based payments issued to nonemployees for goods or services. Consequently, the accounting for share-based payments to nonemployees and employees will be substantially aligned. This ASU is effective for all organizations for fiscal years beginning after December 15, 2019 and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted. The Company does not expect the adoption of this standard to have a material impact on its consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820). This ASU eliminates, adds and modifies certain disclosure requirements for fair value measurements. Among the changes, entities will no longer be required to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy but will be required to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. ASU 2018-13 is effective for interim and annual reporting periods beginning after December 15, 2019, and early adoption is permitted. For non-public entities, this ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The adoption of this standard is not expected to have a material effect on the Company’s Consolidated Financial Statements.

In August 2018, the FASB issued ASU 2018-15, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350) (“ASU 2018-15”). The objective of ASU 2018-15 is to align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with those incurred to develop or obtain internal-use software. The guidance is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. Early adoption is permitted. The amendments can be applied either retrospectively or prospectively. The Company does not expect the adoption of this standard to have a material impact on its consolidated financial statements.

2. STOCKHOLDERS’ EQUITY AND EARNINGS PER SHARE

Stockholders’ Equity

Repurchase of Common Stock

In March 2018, we purchased 0.4 million shares of our common stock at $4.95 per share from one of our stockholders for $2.0 million. We accounted for this purchase using the par value method, and subsequently retired these shares.

Stock-Splits

In October 2018, we effected a 0.397-for-1 reverse stock split of all outstanding shares of our common stock. Share and per share data disclosed for all periods has been retroactively adjusted to reflect the effects of this stock-split. This stock-split was effected prior to the completion of our IPO, discussed below.

In May 2016, our Board of Directors approved a 2,000‑for‑1 stock split of all outstanding shares of our common stock. In connection with the stock split, the number of authorized capital stock was increased from 200,000 to 400 million shares.

Capital Stock Increase

In October 2018, the Board of Directors approved an increase in our authorized capital stock of 200.0 million shares of common stock and 30.0 million shares of preferred stock. Following this increase our authorized capital stock of 630.0 million shares consisted of 600.0 million shares of common stock and 30.0 million shares of preferred stock. No shares were issued in connection with the increase in authorized capital stock. This capital stock increase occurred prior to the completion of our IPO, discussed below.

Initial Public Offering

On October 24, 2018, we completed our IPO of 16,000,000 shares of our common stock, including 2,500,000 shares of our common stock sold by us and 13,500,000 shares of our common stock sold by selling stockholders. The underwriters were also granted an option to purchase up to an additional 2,400,000 shares from the selling stockholders, at the public offering price, less the underwriting discount, for 30 days after October 24, 2018, which the underwriters exercised, in part, on November 28, 2018 by purchasing an additional 918,830 shares of common stock at the public offering price of $18.00 per share, less the underwriting discount, from selling stockholders. We did not receive any proceeds from the sale of shares by selling stockholders. Based on our IPO price of $18.00 per share, we received net proceeds of $42.4 million after deducting underwriting discounts and commissions of $2.6 million. Additionally, we incurred offering costs of $4.6 million. On November 29, 2018, we used the proceeds plus additional cash on hand to repay our Term Loan B as described in Note 5.

Special Dividend

On May 17, 2016, we declared and paid a cash dividend of $5.54 per common share, as a partial return of capital to our stockholders, which totaled $451.3 million (“Special Dividend”). In connection with the Special Dividend, pursuant to anti-dilution provisions in the 2012 Equity and Performance Incentive Plan (“2012 Plan”), the option strike price on outstanding options as of May 17, 2016, was reduced by the lesser of 70% of the original strike price and the per share amount of the Special Dividend. Any difference between the reduction in strike price and the per share amount of the Special Dividend was paid in cash immediately for vested options. For holders of unvested options as of May 17, 2016, we were required to pay a $7.9 million dividend which accrues over the requisite service period as the options vest (“Options Dividend”).

We paid $2.5 million, $2.8 million, and $2.6 million related to the Options Dividend to vested option holders in fiscal 2018, fiscal 2017, and fiscal 2016, respectively. We will pay the remaining $0.6 million of the original $7.9 million Options Dividend in the fiscal year ended December 28, 2019 (“fiscal 2019”). At December 29, 2018, we had accrued $0.3 million related to the Options Dividend.

Earnings Per Share

Basic income per share is computed by dividing net income attributable to YETI Holdings, Inc. by the weighted-average number of common shares outstanding during the period. Diluted income per share includes the effect of all potentially dilutive securities, which include dilutive stock options and awards.

The following table sets forth the calculation of earnings per share and weighted-average common shares outstanding at the dates indicated (in thousands, except per share data):

	Fiscal Year Ended
	December 29,	December 30,	December 31,
	2018	2017	2016
Net income attributable to YETI Holdings, Inc.	$57,763	$15,401	$47,977

Weighted average common shares outstanding—basic	81,777	81,479	81,097
Effect of dilutive securities	1,742	1,493	1,658
Weighted average common shares outstanding—diluted	83,519	82,972	82,755

Earnings per share attributable to YETI Holdings, Inc.
Basic	$0.71	$0.19	$0.59
Diluted	$0.69	$0.19	$0.58

Outstanding options to purchase 0.2 million, 0.2 million, and 0.4 million shares of common stock were excluded from the calculations of diluted earnings per share in fiscal 2018, fiscal 2017, and fiscal 2016, respectively, because the effect of their inclusion would have been antidilutive to those years. In addition, 1.4 million shares of performance-based restricted stock units (“RSUs”) were excluded from the calculations of diluted earnings per share because these units were not considered to be contingent outstanding shares.

3. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at the dates indicated (in thousands):

	December 29,	December 30,
	2018	2017
Production molds, tooling, and equipment	$45,614	$41,188
Furniture, fixtures, and equipment	5,752	5,590
Computers and software	41,209	28,774
Leasehold improvements	29,079	26,154
Property and equipment—gross	121,654	101,706
Accumulated depreciation	(47,557)	(27,923)
Property and equipment—net	$74,097	$73,783

Depreciation expense was $19.5 million, $15.4 million, and $6.3 million for fiscal 2018, fiscal 2017, and fiscal 2016, respectively.

4. INTANGIBLE ASSETS

Intangible assets consisted of the following at the dates indicated below (in thousands):

	December 29, 2018
		Gross		Net
	Useful	Carrying	Accumulated	Carrying
	Life	Amount	Amortization	Amount
Tradename	Indefinite	$31,363	$—	$31,363
Customer relationships	11 years	42,205	(25,110)	17,095
Trademarks	6 - 30 years	14,867	(2,696)	12,171
Trade dress	Indefinite	13,466	—	13,466
Patents	4 - 25 years	5,522	(461)	5,061
Non-compete agreements	5 years	2,815	(2,815)	—
Other intangibles	15 years	1,026	(163)	863
Total intangible assets		$111,264	$(31,245)	$80,019

	December 30, 2017
		Gross		Net
	Useful	Carrying	Accumulated	Carrying
	Life	Amount	Amortization	Amount
Tradename	Indefinite	$31,363	$—	$31,363
Customer relationships	11 years	42,205	(21,273)	20,932
Trademarks	6 - 30 years	10,627	(1,494)	9,133
Trade dress	Indefinite	8,336	—	8,336
Patents	4 - 25 years	3,868	(256)	3,612
Non-compete agreements	5 years	2,815	(2,815)	—
Other intangibles	15 years	1,024	(98)	926
Total intangible assets		$100,238	$(25,936)	$74,302

Amortization expense was $5.3 million, $5.3 million, and $5.4 million, for fiscal 2018, fiscal 2017, and fiscal 2016, respectively. Amortization expense related to intangible assets is expected to be $5.4 million for each of fiscal 2019, 2020, 2021, and 2022 and $3.3 million for fiscal year 2023.

5. LONG‑TERM DEBT

Long‑term debt consisted of the following at the dates indicated (in thousands):

	December 29,	December 30,
	2018	2017
Term Loan A, due 2021	$331,388	$378,250
Term Loan B, due 2022	—	103,425
Debt owed to Rambler On	1,500	3,000
Total debt	332,888	484,675
Current maturities of long‑term debt	(43,638)	(47,050)
Total long‑term debt	289,250	437,625
Unamortized deferred financing fees	(4,874)	(8,993)
Total long‑term debt, net	$284,376	$428,632

Future maturity requirements on long‑term debt as of December 29, 2018 were $43.6 million, $44.5 million, and $244.8 million for fiscal 2019, 2020, and 2021, respectively.

Credit Facility

In May 2016, we entered into an agreement providing for the Credit Facility. The Credit Facility provides for: (a) a $100.0 million Revolving Credit Facility maturing on May 19, 2021 (“Revolving Credit Facility”); (b) a $445.0 million term loan A maturing on May 19, 2021 (“Term Loan A”); and (c) a $105.0 million term loan B maturing on May 19, 2022 (“Term Loan B”). All borrowings under our Credit Facility bear interest at a variable rate based on prime, federal funds, or LIBOR plus an applicable margin based on our total net leverage ratio. On July 15, 2017, we amended the Credit Facility to reset the net leverage ratio covenant for the period ending June 2017 and thereafter, and we incurred $2.0 million in additional deferred financing fees.

The Credit Facility also provides us with the ability to issue up to $20.0 million in letters of credit. While our issuance of letters of credit does not increase our borrowings outstanding under our Revolving Credit Facility, it does reduce the amount available. As of December 29, 2018, we had $20.0 million principal amount in outstanding letters of credit with a 4.0% annual fee. As of December 29, 2018, we had no borrowings outstanding under our Revolving Credit Facility. The weighted average interest rate for borrowings under the Revolving Credit Facility was 3.19% at December 29, 2018.

The Credit Facility includes customary financial and non‑financial covenants limiting, among other things, mergers and acquisitions; investments, loans, and advances; affiliate transactions; changes to capital structure and the business; additional indebtedness; additional liens; the payment of dividends; and the sale of assets, in each case, subject to certain customary exceptions. The Credit Facility contains customary events of default, including payment defaults, breaches of representations and warranties, covenant defaults, defaults under other material debt, events of bankruptcy and insolvency, failure of any guaranty or security document supporting the Credit Facility to be in full force and effect, and a change of control of our business. At December 29, 2018, we were in compliance with the covenants under our Credit Facility.

Term Loan A

The Term Loan A is a $445.0 million term loan facility, maturing on May 19, 2021. Principal payments of $11.1 million are due quarterly with the entire unpaid balance due at maturity. The interest rate on borrowings outstanding under the Term Loan A at December 29, 2018 was 6.35%.

Debt Owed to Rambler On

In connection with the Rambler On Acquisition (as defined in Note 8) in 2017, we issued an unsecured promissory note to Rambler On for the principal amount of $3.0 million with a two-year term and bearing interest at 5.0% per annum, payable in two equal installments on May 16, 2018 and May 16, 2019. As of December 29, 2018, the outstanding balance of the promissory note was $1.5 million.

Extinguishment of Debt

During the fourth quarter of fiscal 2018, we voluntarily repaid in full the $47.6 million principal amount and $0.6 million of accrued interest outstanding under our Term Loan B, using the net proceeds from our IPO plus additional cash on hand. As a result of the voluntary repayment of the Term Loan B prior to maturity of May 19, 2022, we recorded a loss from extinguishment of debt of $0.7 million relating to the write-off of unamortized financing fees associated with the Term Loan B.

6. INCOME TAXES

On December 22, 2017, the Tax Act was signed into law, significantly reforming the Code. The Tax Act, among other things, reduced the U.S. federal corporate tax rate from 35% to 21%, required companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred, and put into effect the migration from a “worldwide” system of taxation to a territorial system. We recognized income tax expense of $5.7 million in fiscal 2017, primarily due to the revaluation of our net deferred tax asset based on a prospective U.S. federal income tax rate of 21%. We also recognized an immaterial one-time transition tax on our unremitted foreign earnings and profits. During fiscal 2018, we finalized the accounting for the enactment of the Tax Act, with an immaterial adjustment to the amount recorded in the year of enactment.

The components of income before income taxes were as follows for the periods indicated (in thousands):

	Fiscal Year Ended
	December 29,	December 30,	December 31,
	2018	2017	2016
Domestic	$69,209	$31,927	$65,285
Foreign	406	132	—
Income before income taxes	$69,615	$32,059	$65,285

The components of income tax expense were as follows for the periods indicated (in thousands):

	Fiscal Year Ended
	December 29,	December 30,	December 31,
	2018	2017	2016
Current tax expense:
U.S. federal	$7,190	$7,440	$37,406
State	2,316	379	17
Foreign	247	46	—
Total current tax expense	9,753	7,865	37,423
Deferred tax expense (benefit):
U.S. federal	3,298	8,915	(19,960)
State	(1,172)	(114)	(966)
Foreign	(27)	(8)	—
Total deferred tax expense (benefit)	2,099	8,793	(20,926)
Total income tax expense	$11,852	$16,658	$16,497

A reconciliation of income taxes computed at the statutory federal income tax rate of 21% in fiscal 2018 and 35% in fiscal 2017 and fiscal 2016 to the effective income tax rate is as follows for the periods indicated (in thousands):

	Fiscal Year Ended
	December 29,	December 30,	December 31,
	2018	2017	2016
Income taxes at the statutory rate	$14,619	$11,223	$22,850
Increase (decrease) resulting from:
State Income taxes, net of federal tax effect	2,030	212	551
Nondeductible expenses	248	180	179
Domestic production activities deduction	—	(121)	(1,191)
Research and development tax credits	(578)	(656)	(3,254)
Nontaxable income attributable to noncontrolling interest	—	223	(2,184)
Excess tax benefits related to stock-based compensation	(2,396)	(803)	—
Enactment of the Tax Act	—	5,737	—
Nondeductible interest expense	4	637	—
Revaluation of deferred tax assets for state income taxes	(1,154)	(36)	(27)
Other	(921)	62	(427)
Income tax expense	$11,852	$16,658	$16,497

Deferred tax assets and liabilities consisted of the following for the periods indicated (in thousands):

	Fiscal Year Ended
	December 29,	December 30,
	2018	2017
Deferred tax assets:
Accrued liabilities	$3,943	$1,096
Allowances and other reserves	1,683	1,519
Inventory	5,472	8,297
Stock-based compensation	14,085	9,346
Deferred rent	2,657	2,446
Other	1,719	1,607
Total deferred tax assets	29,559	24,311
Deferred tax liabilities:
Prepaid expenses	(782)	(211)
Property and equipment	(8,433)	(7,010)
Intangible assets	(11,857)	(7,165)
Other	(710)	79
Total deferred tax liabilities	(21,782)	(14,307)
Net deferred tax assets	$7,777	$10,004

We consider the undistributed earnings of our foreign subsidiaries to be indefinitely reinvested, and, accordingly, no taxes have been recognized on such earnings except for the transition tax recognized as part of the Tax Act. We continue to evaluate our plans for reinvestment or repatriation of unremitted foreign earnings. If we determine that all or a portion of our foreign earnings are no longer indefinitely reinvested, we may be subject to additional foreign withholding taxes and U.S. state income taxes. At December 29, 2018, we had unremitted earnings of foreign subsidiaries of $1.2 million.

As of December 29, 2018, we had Texas research and development tax credit carryforwards of approximately $1.4 million, which if not utilized, will expire beginning in 2037.

The following table summarizes the activity related to our unrecognized tax benefits for the periods indicated (excluding interest and penalties) (in thousands):

	Fiscal Year Ended
	December 29,	December 30,
	2018	2017
Balance, beginning of year	$1,064	$897
Gross increases related to current year tax positions	1,350	141
Gross increases related to prior year tax positions	—	26
Gross decreases related to prior year tax positions	(14)	—
Lapse of statute of limitations	(19)	—
Balance, end of year	$2,381	$1,064

If our positions are sustained by the relevant taxing authorities, approximately $2.4 million (excluding interest and penalties) of uncertain tax position liabilities as of December 29, 2018 would favorably impact our effective tax rate in future periods. We do not anticipate that the balance of gross unrecognized tax benefits will change significantly during the next twelve months.

We include interest and penalties related to unrecognized tax benefits in our current provision for income taxes in the accompanying consolidated statements of operations. As of December 29, 2018, we had recognized a liability of $0.1 million for interest and penalties related to unrecognized tax benefits.

We file income tax returns in the United States and various state jurisdictions. The tax years 2015 through 2018 remain open to examination in the United States, and the tax years 2014 through 2018 remain open to examination in Texas and most other state jurisdictions. The 2017 through 2018 tax years remain open to examination in foreign jurisdictions.

7. STOCK‑BASED COMPENSATION

Stock-based Compensation Plans

In October 2018, the Board adopted the 2018 Plan and ceased granting awards under the 2012 Plan. The 2018 Plan became effective with the completion of our IPO. Any remaining shares available for issuance under the 2012 Plan as of our IPO effectiveness date are not available for future issuance. However, shares subject to stock awards granted under the 2012 Plan (a) that expire or terminate without being exercised, (b) that are forfeited under an award, or (c) that are transferred, surrendered, or relinquished upon the payment of any exercise price by the transfer to us of our common stock or upon satisfaction of any withholding amount, return to the 2018 Plan share reserve for future grant.

Subject to adjustments as described above, the 2018 Plan provides for up to 4.8 million shares of authorized stock to be awarded as stock options, appreciation rights, restricted stock, RSUs, performance shares, performance units, cash incentive awards, and certain other awards based on or related to shares of our common stock. The 2012 Plan provided for up to 8.8 million shares of authorized stock to be awarded as either stock options or RSUs.

We recognized non-cash stock-based compensation expense of $13.2 million, $13.4 million, and $118.4 million for fiscal 2018, fiscal 2017, and fiscal 2016, respectively.

As of December 29, 2018, total unrecognized stock-based compensation expense for unvested options was $12.2 million and will be recognized over the next four years. As of December 29, 2018, total unrecognized stock-based compensation expense for unvested performance-based RSUs was $44.7 million, which will be recognized upon consummation of a change in control. In addition, as of December 29, 2018, total unrecognized stock-based compensation expense for unvested RSUs and deferred stock units (“DSUs”) was $0.1 million and $0.2 million, respectively, which will be will be recognized immediately prior to the first annual meeting of our stockholders at which directors are elected, subject to the non-employee director’s continued service through the applicable vesting date. However, both awards of RSUs and DSUs are subject to accelerated vesting in the event the non-employee director dies or becomes disabled or in the event of a change in control.

Stock-based Compensation Awards

Stock Options

In March 2016, the unvested options outstanding under the 2012 Plan were modified to convert performance‑based options to time‑based options, and to change the vesting period for time‑based options. All options under the 2012 Plan now generally vest over a three‑year period through July 2019 and expire 10 years from the date of grant. In connection with the Special Dividend and pursuant to an anti‑dilution provision in the 2012 Plan, we have been paying the Options Dividend to holders of unvested options as of May 17, 2016. See Note 2 for further discussion.

In connection with the modifications, the incremental fair value of each option was calculated at the date of the modification. This was achieved by calculating the fair value of each option immediately before and after the modification. For any option where the new fair value immediately after the modification was lower than the fair value immediately prior to the modification, no change was made to the original fair value. For those options where the fair value increased as a result of the modification, this incremental compensation cost will be recognized over the remaining requisite service period. As a result of the contingent nature of the performance‑based options, no compensation expense had been recorded prior to their modification, resulting in a significant increase in stock-based compensation expense for fiscal 2016, primarily due to four employees’ awards that were accelerated so that a portion of their options vested immediately. The accelerated vesting of these options resulted in a one‑time non‑cash charge of approximately $104.4 million in fiscal 2016.

In October 2018, in connection with the IPO, we granted time-based stock options to senior executives under the 2018 Plan. The stock options vest in substantially equal installments on the anniversary of the grant date over a four-year period through October 2022 and expire 10 years from the date of grant.

Stock Options Fair Value

The exercise price of options granted under the 2012 Plan and 2018 Plan is equal to the estimated fair market value of our common stock at the date of grant. Before our IPO in October 2018, we estimated the fair value of our common stock based on the appraisals performed by an independent valuation specialist. Subsequent to our IPO, we began using the market closing price for our common stock as reported on the New York Stock Exchange.

We estimate the fair value of stock options on the date of grant using a Black‑Scholes option‑pricing valuation model, which uses the expected option term, stock price volatility, and the risk‑free interest rate. The expected option term assumption reflects the period for which we believe the option will remain outstanding. We elected to use the simplified method to determine the expected option term, which is the average of the options’ vesting and contractual terms. Our computation of expected volatility is based on the historical volatility of selected comparable publicly-traded companies over a period equal to the expected term of the option. The risk‑free interest rate reflects the U.S. Treasury yield curve for a similar instrument with the same expected term in effect at the time of the grant.

The weighted-average grant date fair value per option granted during fiscal 2018, fiscal 2017, and fiscal 2016 was $7.22, $10.84, and $20.84, respectively. These amounts included previously classified performance‑vested stock options that were modified in March 2016. The following assumptions were utilized to calculate the fair value of stock options granted during the periods indicated below:

	Fiscal
	2018	2017	2016
Expected option term	6 years	5 - 6 years	6 years
Expected stock price volatility	35%	30%	30% - 35%
Risk-free interest rate	2.99%	2.05% - 2.18%	1.31% - 1.57%
Expected dividend yield	–%	–%	–%

A summary of the stock options is as follows for the periods indicated (in thousands, except per share data):

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Number of	Average Exercise	Contractual	Intrinsic
	Options	Price	Term (Years)	Value
Balance, December 31, 2015	5,488	$1.27	7.41
Granted	166	50.80
Exercised	(1,564)	0.38
Forfeited/cancelled	(592)	0.73
Expired	—	—
Balance, December 31, 2016	3,498	$4.10	5.99
Granted	77	53.51
Exercised	(156)	0.65
Forfeited/cancelled	(529)	5.71
Expired	(6)	46.63
Balance, December 30, 2017	2,884	$5.22	6.10
Granted	761	18.00
Exercised	(560)	0.47
Forfeited/cancelled	(172)	47.91
Expired	(24)	53.55
Balance, December 29, 2018	2,889	$6.56	6.48	$23,844
Exercisable, December 29, 2018	1,733	$2.36	5.11	$21,596

The total intrinsic value of stock options exercised was $10.0 million, $5.5 million, and $82.4 million for fiscal 2018, fiscal 2017, and fiscal 2016, respectively. The total fair value of stock options vested was $15.2 million, $17.7 million, and $105.7 million for fiscal 2018, fiscal 2017, and fiscal 2016, respectively.

The following is a summary of our non‑vested stock options for the periods indicated (in thousands, except per share data):

	Shares Under	Weighted
	Outstanding	Average Grant
	Options	Date Fair Value
Non-vested options at January 1, 2018	1,433	$20.02
Granted	761	7.22
Forfeited (1)	(141)	17.83
Vested	(898)	16.94
Non-vested options at December 29, 2018	1,155	$14.25

_________________________

(1)	Amount does not include 31,095 of vested stock options cancelled in June 2018.

Performance-Based Restricted Stock Units

During fiscal 2018, our Board of Directors approved the grant of performance-based RSUs to various employees under the 2012 Plan. The performance-based RSUs vest upon the occurrence of a change in control and the achievement of certain Adjusted EBITDA targets for calendar years 2018 and 2019 subject to the grantee’s continued employment through the date of such change in control, provided that if a change in control occurs prior to the date on which our Board of Directors certifies that the applicable Adjusted EBITDA target has been achieved, all RSUs that have not already been forfeited will become nonforfeitable and shares of our common stock will be delivered to the applicable grantee within 30 days of the RSUs becoming nonforfeitable. Certain awards also provide for a portion of the RSUs granted thereunder to become nonforfeitable upon the occurrence of a change in control regardless of any performance targets, subject to the grantee’s continued employment through the date of such change in control.  During fiscal 2018, 385,241 of those RSUs were granted as replacement awards in exchange for 104,411 out‑of‑the‑money stock options, which were cancelled. The concurrent cancellation and replacement was a modification for accounting purposes. GAAP requires continued recognition of the cancelled awards’ fair value plus the recognition of the new awards’ fair value for any awards likely to vest. Any incremental compensation cost resulting from the modification will not be recognized prior to the consummation of a change in control as GAAP deems satisfaction of a change in control contingency to be unlikely.

Non-Employee Director Restricted Stock Units and Deferred Stock Units

Two non-employee directors serving on the Board of Directors were granted 6,666 RSUs under the 2018 Plan, per their respective compensation arrangements, with the awards granted on the date our common stock commenced trading on the NYSE, or October 25, 2018. These non-employee directors were also granted an aggregate of 13,388 DSUs, as a result of their elections to receive DSUs in lieu of RSUs and/or to defer all or a portion of their annual cash retainer, committee membership or chair fees into DSUs. The DSUs were also granted on the date our common stock commenced trading on the NYSE, or October 25, 2018. The RSU and DSU awards will vest in full in one installment on the earlier of (a) the first anniversary of the date of grant or (b) immediately prior to the first annual meeting of our stockholders at which directors are elected, subject to the non-employee director’s continued service through the applicable vesting date. However, both awards of RSUs and DSUs are subject to accelerated vesting in the event the non-employee director dies or becomes disabled or in the event of a change in control. With respect to each award of RSUs and DSUs, from the date of grant until the RSUs or DSUs, as applicable, become nonforfeitable and are paid to the non-employee director (which, in the case of DSUs, will be at the time specified in the applicable deferral election), non-employee directors will accrue dividend equivalents on the number of shares subject to such award as, if and when dividends are paid on shares of our common stock. The definitive terms regarding any RSUs and DSUs will be set forth in the applicable award agreement. For DSUs, the non-employee director will complete a deferral election form specifying the date of payment of any vested DSUs, which shall be the earlier of a date specified by such non-employee director or the six-month anniversary of the cessation of such non-employee director’s service on our Board of Directors. For both the RSUs and DSUs granted to non-employee directors, the expense is amortized through the first annual meeting of our stockholders at which directors are elected, as this is more likely to occur before the first anniversary of the date of grant.

The fair value of the RSUs is based on the closing price of our common stock on the award date. No RSUs were granted prior to 2018. A summary of the performance-based RSUs, RSUs, and DSUs is as follows for the periods indicated (in thousands, except per share data):

	Performance-Based
	Restricted Stock Units		Restricted Stock Units		Deferred Stock Units
		Weighted		Weighted		Weighted
	Number of	Average Grant	Number of	Average Grant	Number of	Average Grant
	RSUs	Date Fair Value	RSUs	Date Fair Value	DSUs	Date Fair Value
Balance, December 30, 2017	—	$—	—	$—	—	$—
Granted	1,426	31.74	7	17.00	13	17.00
Vested	—	—	—	—	—	—
Forfeited/cancelled	(15)	31.74	—	—	—	—
Balance, December 29, 2018	1,411	$31.74	7	$17.00	13	$17.00

8. ACQUISITION

In May 2017, we acquired substantially all of the assets of Rambler On, at the time our exclusive drinkware customization partner, for $6.0 million in addition to assuming certain enumerated liabilities of Rambler On (“Rambler On Acquisition”). We paid the consideration for the Rambler On Acquisition by making total cash payments of $2.9 million and by issuing a promissory note to Rambler On for a principal amount of $3.0 million with a two-year term and bearing interest at 5% per annum, payable in two equal installments on May 16, 2018 and May 16, 2019. Additionally, all of the outstanding notes between YETI and Rambler On prior to the Rambler On Acquisition were forgiven. See Notes 5 and 9 for additional information on the Rambler On promissory note.

Prior to the Rambler On Acquisition, we did not have any ownership interest in Rambler On. In August 2016, we concluded that Rambler On was a VIE of which we were the primary beneficiary. In making this conclusion, we evaluated the activities that significantly impacted the economics of the VIE, including a number of secured promissory notes owed to us from Rambler On and the determination that Rambler On did not have sufficient resources to finance its activities without additional support from us. We consolidated Rambler On due to our conclusion that Rambler On was a VIE of which we are the primary beneficiary.

9. RELATED‑PARTY AGREEMENTS

In 2012, we entered into a management services agreement with Cortec Group Fund V, L.P., and its affiliates, (“Cortec”), our majority stockholder, that provides for a management fee to be based on 1.0% of total sales not to exceed $750,000 annually plus certain out‑of‑pocket expenses. During each of fiscal 2018, fiscal 2017, and fiscal 2016, we incurred fees and out‑of‑pocket expenses under this agreement of $0.8 million which were included in selling, general and administrative expenses within our consolidated statements of operations. This agreement was terminated in connection with our IPO and no further payments are due to Cortec.

We lease warehouse and office facilities under various operating leases. One warehouse facility is leased from an entity owned by our founders, brothers Roy and Ryan Seiders. The warehouse facility lease, which is month-to-month and can be cancelled upon 30 days’ written notice, requires monthly payments of $8,700 and is included in selling, general and administrative expenses within our consolidated statements of operations.

In April 2016, we entered into an agreement with a minority stockholder (less than 1%), to provide strategic and financial advisory services for a fee of $3.0 million. The term of the agreement was fifteen months and the fee was due upon the consummation of a merger, sale, IPO, or other transaction. In 2016, we accrued the full amount payable under the agreement of $3.0 million in accrued liabilities, and subsequently reversed the full amount in August 2017 when the agreement term ended. No amounts were paid in fiscal 2016 or fiscal 2017. In July 2018, we entered into an agreement with the same minority stockholder, to provide strategic and financial advisory services for a fee of $2.0 million. The term of the agreement was the earlier of twelve months of the date of an IPO or similar sale of equity. Following our IPO, we paid the minority stockholder $2.0 million.

In connection with the Rambler On Acquisition in 2017, we issued a promissory note to Rambler On for a principal amount of $3.0 million with a two-year term and bearing interest at 5% per annum, payable in two equal installments on May 16, 2018 and May 16, 2019. Subsequent to the Rambler On Acquisition, the sole owner of Rambler On became a Company employee. As of December 29, 2018, the outstanding principal balance of the promissory note was $1.5 million.

NOTE 10. COMMITMENTS AND CONTINGENCIES

We lease office facilities, retail locations, and warehouses for our operations under non-cancelable operating leases. Total future minimum lease payments and commitments under non-cancelable agreements at December 29, 2018 were as follows (in thousands):

		Fiscal
	Total	2019	2020	2021	2022	2023	Thereafter
Operating leases	$46,259	$4,670	$5,024	$4,405	$4,486	$4,627	$23,047
Other noncancelable agreements (1)	45,498	15,345	14,298	10,961	2,497	2,397	—
	$91,757	$20,015	$19,322	$15,366	$6,983	$7,024	$23,047

_________________________

(1)	We have entered into commitments for service and maintenance agreements related to our management information systems, distribution contracts, advertising, sponsorships, and licensing agreements.

Minimum lease payments have been reduced by minimum sublease rentals of $7.5 million due in the future under non-cancelable subleases. Rent expense for fiscal 2018, fiscal 2017, and fiscal 2016 was $4.3 million, $4.9 million, and $1.6 million, respectively. We received $0.4 million in sublease income for fiscal 2018. We did not receive any sublease income for fiscal 2017 or fiscal 2016.

As we are unable to reasonably predict the timing of settlement of liabilities related to unrecognized tax benefits and other noncurrent tax liabilities, the table above does not include $3.3 million, net, of such liabilities on our consolidated balance sheet as of December 29, 2018.

We are involved in various claims and legal proceedings, some of which are covered by insurance. We believe that the existing claims and proceedings, and the probability of losses relating to such contingencies, will not have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

11. BENEFIT PLAN

We provide a 401(k)‑defined contribution plan covering substantially all our employees, which allows for employee contributions and provides for an employer match. Our contributions totaled approximately $1.0 million, $0.7 million, and $0.4 million for fiscal 2018, fiscal 2017, and fiscal 2016, respectively.

12. CONCENTRATIONS OF RISK AND GEOGRAPHIC INFORMATION

Concentration of Risk

For fiscal 2018, fiscal 2017, and fiscal 2016, our largest single customer represented approximately 16%, 14%, and 10% of gross sales, respectively. In fiscal 2018, one other customer accounted for 10% of gross sales. No other customer accounted for more than 10% of gross sales in fiscal 2017 or fiscal 2016.

We are exposed to risk due to our concentration of business activity with certain third-party contract manufacturers of our products. For our hard coolers, our two largest manufacturers comprised approximately 91% of our production volume during fiscal 2018. For our soft coolers, our two largest manufacturers comprised approximately 99% of our production volume in fiscal 2018. For our Drinkware products, our two largest manufacturers comprised approximately 89% of our production volume during fiscal 2018. For our bags, we have two manufacturers, and the largest manufacturer comprised approximately 71% of our production volume during fiscal 2018. For our cargo, outdoor living, and pets products, one manufacturer accounted for all of the production of each product in fiscal 2018.

Geographic Information

Net sales by geographical region, based on ship to destination, was as follows as of the dates indicated (in thousands):

	Fiscal Year Ended
	December 29,	December 30,	December 31,
	2018	2017	2016
United States	$761,880	$635,195	$818,914
International	16,953	4,044	—
Total net sales	$778,833	$639,239	$818,914

Property and equipment, net by geographical region was as follows as of the dates indicated (in thousands):

	December 29,	December 30,
	2018	2017
United States	$65,831	$64,842
International	8,266	8,941
Property and equipment, net	$74,097	$73,783

13. SUPPLEMENTAL STATEMENT OF CASH FLOWS INFORMATION

Supplemental cash flow information was as follows for the periods indication (in thousands):

	Fiscal Year Ended
	December 29,	December 30,	December 31,
	2018	2017	2016
Interest paid	$28,504	$29,879	$19,634
Income taxes paid	16,347	20,640	25,292

Liabilities related to property and equipment outstanding at fiscal 2018 and fiscal 2017 of $1.3 million and $0.9 million, respectively, are not included in “Purchases of property and equipment” within the consolidated statement of cash flows. Non‑cash financing activities during fiscal 2018, fiscal 2017, and fiscal 2016 consisted of accrued dividends payable on unvested options, which were $1.7 million, $2.2 million, and $1.7 million, respectively.

14. QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized quarterly financial data for the periods indicated is set forth below (in thousands, except per unit amounts). Quarterly results were influenced by seasonal and other factors inherent in our business.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total
Fiscal 2018
Net sales	$135,257	$206,288	$196,109	$241,179	$778,833
Gross profit	57,189	100,570	97,541	127,828	383,128
Net income	(3,261)	18,825	17,030	25,169	57,763

Net income per share - basic	$(0.04)	$0.23	$0.21	$0.30	$0.71
Net income per share - diluted	$(0.04)	$0.23	$0.21	$0.30	$0.69

Fiscal 2017
Net sales	$105,701	$148,407	$183,032	$202,099	$639,239
Gross profit	46,255	73,031	82,192	93,123	294,601
Net income	(6,897)	7,053	11,271	3,974	15,401

Net income per share - basic	$(0.08)	$0.09	$0.14	$0.05	$0.19
Net income per share - diluted	$(0.08)	$0.09	$0.14	$0.05	$0.19

15. SUBSEQUENT EVENTS

On February 15, 2019, we granted of 540,952 stock options and 280,196 RSUs to various employees and senior executives pursuant to the 2018 Plan. Both the stock options and RSUs vest in accordance with the following schedule: (a) one-third will vest on the first anniversary of the grant date, and (b) an additional one-sixth will vest on the first four six-month anniversaries of the initial vesting date.

On March 14, 2019, we entered into purchase agreements with a European outdoor retailer to acquire the intellectual property rights related to the YETI brand across several jurisdictions, primarily in Europe and Asia, for approximately $9.1 million. The intellectual property rights include trademark registrations and applications for YETI formative trademarks for goods and services as well as domain names that include the YETI trademark.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We are subject to the periodic reporting requirements of the Exchange Act. We have designed our disclosure controls and procedures to provide reasonable assurance that information we disclose in reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Report. Based on the evaluation of our disclosure controls and procedures as of December 29, 2018, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of such date due to a material weakness in internal control over financial reporting, as described below.

Remediation Efforts to Address Previously-Identified Material Weaknesses

As previously disclosed in our prospectus filed with the SEC on October 24, 2018 and our Quarterly Report on Form 10-Q filed with the SEC on December 6, 2018, we identified material weaknesses in our internal control over financial reporting during the preparation of our consolidated financial statement for the year ended December 30, 2017. Under standards established by the PCAOB, a material weakness is a deficiency or combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected and corrected on a timely basis.

The material weaknesses in internal control over financial reporting and the status of the remediation measures we have implemented to improve our internal control over financial reporting to address the underlying causes of the material weaknesses are summarized below:

Inventory. We identified a material weakness in internal control over financial reporting related to the failure to properly detect and analyze issues in the accounting system related to inventory valuation. During the year ended December 29, 2018, we sufficiently completed the remediation of this material weakness by taking the following actions: (i) developed and implemented weekly inventory reconciliation procedures to detect inventory adjustments or errors on a timely basis; (ii) updated our delegation of authority and transaction approval policies and procedures (completed during the fourth quarter of fiscal 2018); (iii) worked with our third-party logistics provider to improve their inventory tracking activities and reporting as well as improved our procedures to review such information (completed during the fourth quarter of fiscal 2018); and (iv) developed and implemented additional procedures to improve our inventory reserve processes. We believe that these and other actions taken during fiscal 2018 have been fully implemented and are operating effectively. As a result, we have concluded that our remediation efforts have been successful, and that the previously-identified material weakness relating to inventory has been remediated.

Information Technology General Controls. We identified a material weakness in internal control over financial reporting related to ineffective information technology general controls (“ITGCs”) in the areas of user access and program change-management over certain information technology systems that support our financial reporting process. During the year ended December 29, 2018, we took a number of actions to improve our ITGCs but we have not completed our plans to sufficiently remediate the material weakness related to ITGCs. We continue to work on addressing remaining remediation activities within our SAP environment and across our other information technology systems that support our financial reporting process. The material weakness will not be considered remediated until our remediation plan has been fully implemented and we have concluded that ITGCs are operating effectively.

We are committed to the continuous improvement of our internal control over financial reporting and will continue to diligently review our internal control over financial reporting.

Changes in Internal Control over Financial Reporting

Except for the improvements to our internal control over financial reporting to remediate the material weakness with respect to inventory valuation described above, there were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the fourth quarter of fiscal 2018. that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations in Effectiveness of Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures, or our internal controls, will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of simple error or mistake or fraud. Additionally, controls can be circumvented by individuals or groups of persons or by an unauthorized override of the controls. Accordingly, because of the inherent limitations in our control system, misstatements in our public reports due to error or fraud may occur and not be detected.

Exemption from Management’s Annual Report and Auditor Attestation on Internal Controls

This Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies and emerging growth companies.

Item 9B. Other information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

We adopted a written code of ethics and business conduct that applies to our directors, executive officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A current copy of the code is posted under “Governance” on the Investor Relations section of our website, www.YETI.com. To the extent required by applicable rules adopted by the SEC and the NYSE, we intend to disclose future amendments to certain provisions of the code, or waivers of such provisions granted to executive officers and directors, in this location on our website at www.YETI.com.

The remaining information required by this item is incorporated by reference to our definitive Proxy Statement for the 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 29, 2018.

Item 11. Executive Compensation

The information required by this item is incorporated by reference to our definitive Proxy Statement for the 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 29, 2018.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to our definitive Proxy Statement for the 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 29, 2018.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to our definitive Proxy Statement for the 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 29, 2018.

The following table summarizes our equity compensation plan information as of December 29, 2018:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan category	(a)		(b)		(c)
Equity compensation plans approved by YETI Holdings, Inc. stockholders (1)	4,318,929	(2)	$6.56	(3)	3,982,915	(4)
Equity compensation plans not approved by YETI Holdings, Inc. stockholders	—		—		—
Total	4,318,929		$6.56		3,982,915

_________________________

(1)

Reflects both the YETI Holdings, Inc. 2012 Equity and Performance Incentive Plan, as amended and restated on June 20, 2018 (the “2012 Plan”), and the YETI Holdings, Inc. 2018 Equity and Incentive Compensation Plan (the “2018 Plan”), both of which were approved by our stockholders via written consent on September 26, 2018. As of October 25, 2018, the 2012 Plan is no longer in effect for new grants.

(2)

Includes an aggregate of 2,888,157 shares subject to outstanding options granted under the 2012 Plan or the 2018 Plan, as well as an aggregate of 1,417,384 restricted stock units that have been granted under the 2012 Plan or the 2018 Plan and an aggregate of 13,388 deferred stock units that have been granted under the 2018 Plan. Each restricted stock unit or deferred stock unit is intended to be the economic equivalent of one share of our common stock.

(3)	The weighted-average exercise price does not include outstanding restricted stock units or deferred stock units.
(4)

These shares remain available for future issuance under the 2018 Plan, as the 2012 Plan is no longer in effect for new grants. In addition to options, restricted stock units and deferred stock units, other equity benefits that may be granted under the 2018 Plan include stock appreciation rights, restricted stock, performance shares, performance units, cash incentive awards, and certain other awards based on or related to shares of our common stock.

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated by reference to our definitive Proxy Statement for the 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 29, 2018.

Part IV

Item 15. Exhibits, Financial Statement Schedules

(a) The following documents are filed as a part of this Report:

(1) Financial Statements — See Part II, Item 8. “Financial Statements and Supplementary Data” of this Report.

(2) Financial Statement Schedules — None.

(3) Exhibits — The following is a list of exhibits filed or furnished as part of this Report or incorporated by reference herein to exhibits previously filed with the Securities and Exchange Commission.

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

4.1

Form of Stockholders Agreement, by and among YETI Holdings, Inc., Cortec Management V, LLC, as managing general partner of Cortec Group Fund V, L.P., and certain holders of YETI Holdings, Inc. capital stock party thereto (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-227578) on September 27, 2018 and incorporated herein by reference)

4.2

Form of Registration Rights Agreement, by and among YETI Holdings, Inc., Cortec Group Fund V, L.P. and certain holders of YETI Holdings, Inc. capital stock party thereto (filed as Exhibit 4.2 to Amendment No. 1 to  the Company’s Registration Statement on Form S-1 (Registration No. 333-227578) on October 15, 2018 and incorporated herein by reference)

10.1*

Amended and Restated Employment Agreement, dated as of October 9, 2018, by and between YETI Coolers, LLC and Matthew J. Reitjes (filed as Exhibit 10.3 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-227578) on October 15, 2018 and incorporated herein by reference)

10.2*

Employment Agreement, dated as of June 25, 2018, by and between YETI Coolers, LLC and Paul Carbone (filed as Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (Registration No. 333-227578) on September 27, 2018 and incorporated herein by reference)

10.3*

YETI Holdings, Inc. 2012 Equity and Performance Incentive Plan (Amended and Restated June 20, 2018) (filed as Exhibit 10.9 to the Company’s Registration Statement on Form S-1 (Registration No. 333-227578) on September 27, 2018 and incorporated herein by reference)

10.4*

Form of Option Adjustment Letter, dated as of May 19, 2016 (filed as Exhibit 10.14 to the Company’s Registration Statement on Form S-1 (Registration No. 333-227578) on September 27, 2018 and incorporated herein by reference)

10.5*

Form of Restricted Stock Unit Agreement under the YETI Holdings, Inc. 2012 Equity and Performance Incentive Plan (Amended and Restated June 20, 2018) (filed as Exhibit 10.15 to the Company’s Registration Statement on Form S-1 (Registration No. 333-227578) on September 27, 2018 and incorporated herein by reference)

10.6*

YETI Coolers, LLC Senior Leadership Severance Benefits Plan (filed as Exhibit 10.16 to the Company’s Registration Statement on Form S-1 (Registration No. 333-227578) on September 27, 2018 and incorporated herein by reference)

10.7*

YETI Holdings, Inc. 2018 Equity and Incentive Compensation Plan (filed as Exhibit 10.17 to the Company’s Registration Statement on Form S-1 (Registration No. 333-227578) on September 27, 2018 and incorporated herein by reference)

10.8*

Form of Non-Employee Director Restricted Stock Unit Agreement under the 2018 Equity and Incentive Compensation Plan (filed as Exhibit 10.18 to the Company’s Registration Statement on Form S-1 (Registration No. 333-227578) on September 27, 2018 and incorporated herein by reference)

10.9*

Form of Non-Employee Director Deferred Stock Unit Agreement under the 2018 Equity and Incentive Compensation Plan (filed as Exhibit 10.19 to the Company’s Registration Statement on Form S-1 (Registration No. 333-227578) on September 27, 2018 and incorporated herein by reference)

10.10*

Form of Nonqualified Stock Option Agreement under the 2018 Equity and Incentive Compensation Plan (filed as Exhibit 10.20 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-227578) on October 15, 2018 and incorporated herein by reference)

10.11*

YETI Holdings, Inc. Non-Employee Director Compensation Policy (filed as Exhibit 10.20 to the Company’s Registration Statement on Form S-1 (Registration No. 333-227578) on September 27, 2018 and incorporated herein by reference)

10.12*

Form of Indemnification Agreement by and between the Company and each of its directors and executive officers (filed as Exhibit 10.21 to the Company’s Registration Statement on Form S-1 (Registration No. 333-227578) on September 27, 2018 and incorporated herein by reference)

10.13

Credit Agreement, dated as of May 19, 2016, by and among YETI Holdings, Inc., the lenders from time to time party thereto and Bank of America, N.A., as administrative agent (filed as Exhibit 10.22 to the Company’s Registration Statement on Form S-1 (Registration No. 333-227578) on September 27, 2018 and incorporated herein by reference)

10.14

First Amendment to Credit Agreement, dated as of July 17, 2017, by and among YETI Holdings, Inc., the lenders from time to time party thereto and Bank of America, N.A., as administrative agent (filed as Exhibit 10.23 to the Company’s Registration Statement on Form S-1 (Registration No. 333-227578) on September 27, 2018 and incorporated herein by reference)

10.15

Advisory Agreement, dated as of June 15, 2012, by and between YETI Coolers, LLC and Cortec Management V, LLC (filed as Exhibit 10.24 to the Company’s Registration Statement on Form S-1 (Registration No. 333-227578) on September 27, 2018 and incorporated herein by reference)

10.16

Form of Agreement Relating to Termination of Advisory Agreement, by and between YETI Coolers, LLC and Cortec Management V, LLC (filed as Exhibit 10.26 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-227578) on October 15, 2018 and incorporated herein by reference)

10.17	Form of Supply Agreement (filed as Exhibit 10.26 to the Company’s Registration Statement on Form S-1 (Registration No. 333-227578) on September 27, 2018 and incorporated herein by reference)

21.1	Subsidiaries of YETI Holdings, Inc.

23.1	Consent of Grant Thornton LLP

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*  Indicates a management contract or compensation plan or arrangement.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

YETI Holdings, Inc.

Dated: March 19, 2019	By:	/s/ Matthew J. Reintjes
Matthew J. Reintjes
President and Chief Executive Officer
aul

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the dates indicated.

aul
Dated: March 19, 2019	By:	/s/ Matthew J. Reintjes
Matthew J. Reintjes
President and Chief Executive Officer, Director (Principal Executive Officer)

aul
Dated: March 19, 2019	By:	/s/ Paul C. Carbone
Paul C. Carbone
Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
aul

Dated: March 19, 2019	By:	/s/ David L. Schnadig
David L. Schnadig
Chairman and Director

Dated: March 19, 2019	By:	/s/ Mary Lou Kelley
Mary Lou Kelley
Director

Dated: March 19, 2019	By:	/s/ Jeffrey A. Lipsitz
Jeffrey A. Lipsitz
Director

Dated: March 19, 2019	By:	/s/ Dustan E. McCoy
Dustan E. McCoy
Director

aul
Dated: March 19, 2019	By:	/s/ Michael E. Najjar
Michael E. Najjar
Director
aul
aul
Dated: March 19, 2019	By:	/s/ Roy J. Seiders
Roy J. Seiders
Director

Dated: March 19, 2019	By:	/s/ Robert K. Shearer
Robert K. Shearer
Director