Form 10-Q
period 2019-03-30
YETI Holdings, Inc.
filed 2019-05-06
CIK 1670592

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes  ☐  No  ☒.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common stock, par value $0.01	YETI	New York Stock Exchange

There were 84,494,623 shares of Common Stock ($0.01 par value) outstanding as of May 2, 2019.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains ‘‘forward-looking statements’’ within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical or current fact included in this Quarterly Report on Form 10-Q are forward-looking statements.  Forward-looking statements include statements containing words such as “anticipate,” “assume,” “believe,” “can,” “have,” “contemplate,” “continue,” “could,” “design,” “due,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “likely,” “may,” “might,” “objective,” “plan,” “predict,” “project,” “potential,” “seek,” “should,” “target,” “will,” “would,” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operational performance or other events. For example, all statements made relating to growth strategies, the estimated and projected costs, expenditures, and growth rates, plans and objectives for future operations, growth, or initiatives, or strategies are forward-looking statements. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that are expected and, therefore, you should not unduly rely on such statements. The risks and uncertainties that could cause actual results to differ materially from those expressed or implied by these forward-looking statements include but are not limited to:

•	our ability to maintain and strengthen our brand and generate and maintain ongoing demand for our products;
•	our ability to successfully design and develop new products;
•	our ability to effectively manage our growth;
•	our ability to expand into additional consumer markets, and our success in doing so;
•	the success of our international expansion plans;
•	our ability to compete effectively in the outdoor and recreation market and protect our brand;
•	the level of customer spending for our products, which is sensitive to general economic conditions and other factors;
•	problems with, or loss of, our third-party contract manufacturers and suppliers, or an inability to obtain raw materials;
•	fluctuations in the cost and availability of raw materials, equipment, labor, and transportation and subsequent manufacturing delays or increased costs;
•	our ability to accurately forecast demand for our products and our results of operations;
•	our relationships with our national, regional, and independent retailers, who account for a significant portion of our sales;
•	the impact of natural disasters and failures of our information technology on our operations and the operations of our manufacturing partners;
•	our ability to attract and retain skilled personnel and senior management, and to maintain the continued efforts of our management and key employees;
•	the impact of our indebtedness on our ability to invest in the ongoing needs of our business; and
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

PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements.

YETI HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except per share data)

	March 30,	December 29,
	2019	2018
ASSETS
Current assets
Cash	$19,008	$80,051
Accounts receivable, net	62,998	59,328
Inventory	164,299	145,423
Prepaid expenses and other current assets	20,069	12,211
Total current assets	266,374	297,013
Property and equipment, net	78,221	74,097
Goodwill	54,293	54,293
Intangible assets, net	90,036	80,019
Deferred income taxes	5,740	7,777
Deferred charges and other assets	1,122	1,014
Total assets	$495,786	$514,213

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$78,225	$68,737
Accrued expenses and other current liabilities	44,583	53,022
Taxes payable	278	6,390
Accrued payroll and related costs	5,778	15,551
Current maturities of long‑term debt	43,638	43,638
Total current liabilities	172,502	187,338
Long-term debt, net of current portion	273,825	284,376
Other liabilities	13,988	13,528
Total liabilities	460,315	485,242

Commitments and contingencies (Note 7)

Stockholders’ Equity
Common stock, par value $0.01; 600,000 shares authorized; 84,196 and 84,196 shares outstanding at March 30, 2019 and December 29, 2018, respectively	842	842
Preferred stock, par value $0.01; 30,000 shares authorized; no shares issued or outstanding	—	—
Additional paid‑in capital	272,332	268,327
Accumulated deficit	(237,596)	(240,104)
Accumulated other comprehensive loss	(107)	(94)
Total stockholders’ equity	35,471	28,971
Total liabilities and stockholders’ equity	$495,786	$514,213

See Notes to Unaudited Condensed Consolidated Financial Statements

YETI HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended
	March 30,	March 31,
	2019	2018
Net sales	$155,353	$135,257
Cost of goods sold	78,726	78,068
Gross profit	76,627	57,189
Selling, general, and administrative expenses	67,843	53,945
Operating income	8,784	3,244
Interest expense	(6,067)	(8,126)
Other income (expense)	63	(18)
Income (loss) before income taxes	2,780	(4,900)
Income tax (expense) benefit	(613)	1,639
Net income (loss)	$2,167	$(3,261)

Net income (loss) per share
Basic	$0.03	$(0.04)
Diluted	$0.03	$(0.04)

Weighted-average common shares outstanding
Basic	84,196	81,419
Diluted	85,857	81,419

See Notes to Unaudited Condensed Consolidated Financial Statements

YETI HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(in thousands)

	Three Months Ended
	March 30,	March 31,
	2019	2018
Net income (loss)	$2,167	$(3,261)
Other comprehensive loss
Foreign currency translation adjustments	(13)	(5)
Total comprehensive income (loss)	$2,154	$(3,266)

See Notes to Unaudited Condensed Consolidated Financial Statements

YETI HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

(In thousands)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity (Deficit)
Balance, December 30, 2017	81,535	$815	$219,095	$(296,184)	$43	$(76,231)
Stock-based compensation	—	—	3,010	—	—	3,010
Exercise of options	11	—	53	—	—	53
Shares withheld related to net share settlement of stock-based compensation	(2)	—	(57)	—	—	(57)
Repurchase of common stock	(397)	(4)	(1,963)	—	—	(1,967)
Dividends	—	—	—	(511)	—	(511)
Other comprehensive loss	—	—	—	—	(5)	(5)
Net loss	—	—	—	(3,261)	—	(3,261)
Balance, March 31, 2018	81,147	$811	$220,138	$(299,956)	$38	$(78,969)

Balance, December 29, 2018	84,196	842	268,327	(240,104)	(94)	28,971
Stock-based compensation	—	—	4,005	—	—	4,005
Adoption of new accounting standard	—	—	—	500	—	500
Dividends	—	—	—	(159)	—	(159)
Other comprehensive loss	—	—	—	—	(13)	(13)
Net income	—	—	—	2,167	—	2,167
Balance, March 30, 2019	84,196	$842	$272,332	$(237,596)	$(107)	$35,471

See Notes to Unaudited Condensed Consolidated Financial Statements

YETI HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended
	March 30,	March 31,
	2019	2018
Cash Flows from Operating Activities:
Net income (loss)	$2,167	$(3,261)
Adjustments to reconcile net income to cash (used in) provided by operating activities:
Depreciation and amortization	6,539	5,703
Amortization of deferred financing fees	574	736
Stock‑based compensation	4,005	3,010
Deferred income taxes	1,875	457
Impairment of long‑lived assets	94	—
Changes in operating assets and liabilities:
Accounts receivable, net	(3,178)	6,711
Inventory	(19,211)	16,534
Other current assets	(7,388)	(3,385)
Income tax receivable	(452)	—
Accounts payable and accrued expenses	(9,086)	1,824
Taxes payable	(6,132)	(3,656)
Other	151	627
Net cash (used in) provided by operating activities	(30,042)	25,300
Cash Flows from Investing Activities:
Purchases of property and equipment	(8,380)	(2,205)
Purchases of intangibles, net	(11,436)	(2,929)
Net cash used in investing activities	(19,816)	(5,134)
Cash Flows from Financing Activities:
Repayments of long‑term debt	(11,125)	(11,388)
Cash paid for repurchase of common stock	—	(1,967)
Proceeds from employee stock transactions	—	53
Taxes paid in connection with exercise of stock options	—	(57)
Payments of dividends	—	(96)
Net cash used in financing activities	(11,125)	(13,455)
Effect of exchange rate changes on cash	(60)	43
Net (decrease) increase in cash	(61,043)	6,754
Cash, beginning of period	80,051	53,650
Cash, end of period	$19,008	$60,404

Supplemental disclosure of cash flow information
Change in accrual for property and equipment	$966	$(501)
Accrued dividends	159	511

See Notes to Unaudited Condensed Consolidated Financial Statements

YETI Holdings, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization and Business

We are a designer, marketer, retailer, and distributor of a variety of innovative, branded, premium products to a wide ranging customer base. Our mission is to ensure that each YETI product delivers exceptional performance and durability in any environment, whether in the remote wilderness, at the beach, or anywhere else life takes our customers. By consistently delivering high performing products, we have built a following of engaged brand loyalists throughout the United States, Canada, Australia, Japan, and elsewhere, ranging from serious outdoor enthusiasts to individuals who simply value products of uncompromising quality and design. Our relationship with customers continues to thrive and deepen as a result of our innovative new product introductions, expansion and enhancement of existing product families, and multifaceted branding activities.

We distribute our products through a balanced omni-channel platform, consisting of our wholesale and direct-to-consumer (“DTC”) channels. In our wholesale channel, we sell our products through select national and regional accounts and an assemblage of independent retail partners throughout the United States and, more recently, Australia, Canada, and Japan. We carefully evaluate and select retail partners that have an image and approach that are consistent with our premium brand and pricing. Our domestic national and regional specialty retailers include Dick’s Sporting Goods, REI, Academy Sports + Outdoors, Bass Pro Shops / Cabela’s, and Ace Hardware. We sell our products in our DTC channel to customers on YETI.com, au.YETI.com, and YETI Authorized on the Amazon Marketplace, as well as customized products with licensed marks and original artwork through our corporate sales program and at YETIcustomshop.com. Additionally, we sell our full line of products in Austin, Texas at our first retail store, which opened during fiscal 2017, and most recently at our corporate store, which opened in late fiscal 2018.

The terms “we,” “us,” “our,” and “the Company” as used herein and unless otherwise stated or indicated by context, refer to YETI Holdings, Inc. and its subsidiaries.

Basis of Presentation and Principles of Consolidation

The unaudited condensed consolidated financial statements and the accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, our financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary for a fair presentation of our results of operations for the interim periods. Intercompany transactions are eliminated in consolidation.

Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to applicable rules and regulations of the SEC.  These interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 29, 2018.  The results of operations for interim periods are not necessarily indicative of results to be expected for the full fiscal year.

The preparation of consolidated financial statements in conformity with GAAP requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses during the reporting period and disclosure of contingent assets and liabilities at the date of the consolidated financial statements. Estimates and assumptions about future events and their effects cannot be made with certainty. Estimates may change as new events occur, when additional information becomes available and if our operating environment changes. Actual results could differ from our estimates.

We operate on a “52‑to 53-week” fiscal year ending on the Saturday closest in proximity to December 31, such that each quarterly period will be 13 weeks in length, except during a 53‑week year when the fourth quarter will be 14 weeks. The unaudited consolidated financial results represent the three months ended March 30, 2019 and March 31, 2018.

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

Our financial instruments consist principally of cash, accounts receivable, accounts payable, and bank indebtedness. The carrying amount of cash, accounts receivable, and accounts payable, approximates fair value due to the short‑term maturity of these instruments. The carrying amount of our long‑term bank indebtedness approximates fair value based on Level 2 inputs since our $650.0 million senior secured credit facility (“Credit Facility”) carries a variable interest rate that is based on London Interbank Offered Rate (“LIBOR”).

Emerging Growth Company Status

We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”). Under the JOBS Act, emerging growth companies can delay adopting new or revised financial accounting standards until such time as those standards apply to private companies. We have elected to use the extended transition period for complying with the adoption of new or revised accounting standards and as a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates. We will remain an emerging growth company until the earliest of (i) the end of the fiscal year in which the market value of our common stock that is held by non-affiliates is at least $700 million as of the last business day of our most recently completed second fiscal quarter, (ii) the end of the fiscal year in which we have total annual gross revenues of $1.07 billion or more during such fiscal year, (iii) the date on which we issue more than $1.0 billion in non-convertible debt in a three-year period, or (iv) the end of the fiscal year in which the fifth anniversary of our initial public offering (“IPO”) occurs, which will be 2023.

Recently Adopted Accounting Guidance

In the first quarter of 2019, we adopted Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”), using the modified retrospective transition method and applying this approach to contracts not completed as of the date of adoption. ASC 606 establishes a single comprehensive model for entities to use in accounting for revenue under GAAP and requires companies to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASC 606 also requires certain disclosures regarding qualitative and quantitative information with respect to the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The adoption of ASC 606 resulted in a net decrease of $0.5 million to accumulated deficit as of December 30, 2018. The cumulative effect adjustment primarily relates to revenue that would have been recognized in the prior period for certain wholesale transactions and substantially all e-commerce transactions at the time of shipment,  rather than upon delivery to the customer, based on our evaluation of the transfer of control of the goods. Comparative prior period information has not been restated and continues to be reported in accordance with accounting standards in effect for those periods. Please see Note 2 for additional revenue disclosures.

Under ASC 606, an asset for the estimated cost of inventory expected to be returned is now recognized separately from the liability for sales-related reserves. This resulted in an increase in prepaid expenses and other current assets and an increase in accrued expenses and other current liabilities on our unaudited condensed consolidated balance sheets as of March 30, 2019. Additionally, miscellaneous claims from customers are now recognized in net sales. Previously, these costs were recorded in selling, general and administrative expenses.

The effect of adoption of ASC 606 on our unaudited condensed consolidated financial statements was as follows for the periods indicated (in thousands):

	Three Months Ended March 30, 2019
	As Reported	Impact of Adoption	Balances without Adoption of ASC 606
Net sales	$155,353	$(4,044)	$151,309
Cost of goods sold	78,726	(1,644)	77,082
Gross profit	76,627	(2,400)	74,227
Selling, general, and administrative expenses	67,843	152	67,995
Operating income	8,784	(2,552)	6,232
Interest expense	(6,067)	—	(6,067)
Other income	63	—	63
Income (loss) before income taxes	2,780	(2,552)	228
Income tax (expense) benefit	(613)	626	13
Net income (loss)	$2,167	$(1,926)	$241

	March 30, 2019
	As Reported	Impact of Adoption	Balances without Adoption of ASC 606
ASSETS
Accounts receivable, net	$62,998	$(5,204)	$57,794
Inventory	164,299	1,991	166,290
Prepaid expenses and other current assets	20,069	(139)	19,930
Deferred charges and other assets	1,122	15	1,137

LIABILITIES AND STOCKHOLDERS' EQUITY
Accrued expenses and other current liabilities	44,583	(866)	43,717
Taxes payable	278	(45)	233
Accumulated deficit	(237,596)	(2,426)	(240,022)

The adjustments above do not have an impact on net cash used in operating activities, however, they do impact the changes in operating assets and liabilities for the related accounts within the disclosure of operating activities on our unaudited condensed consolidated statement of cash flows.

Recent Accounting Guidance Not Yet Adopted

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842), which replaces existing lease accounting guidance. The new standard is intended to provide enhanced transparency and comparability by requiring lessees to record right-of-use assets and corresponding lease liabilities on the balance sheet. The new guidance will require lessees to continue to classify leases as either operating or financing, with classification affecting the pattern of expense recognition in the income statement. For us, the amendments in this ASU are effective for annual reporting periods beginning after December 15, 2019 and interim periods within those annual periods, with early adoption permitted. We plan to adopt the standard in the first quarter of fiscal 2020. The ASU is required to be applied using a modified retrospective approach at the beginning of the earliest period presented, with optional practical expedients. We continue to assess the effect the guidance will have on our existing accounting policies and the consolidated financial statements and expect there will be an increase in assets and liabilities on the consolidated balance sheets at adoption due to the recording of right-of-use assets and corresponding lease liabilities, which may be material.

2. REVENUE

Revenue transactions associated with the sale of YETI branded coolers, equipment, drinkware, apparel and accessories comprise a single performance obligation, which consists of the sale of products to customers either through wholesale or DTC channels. Revenue is recognized when performance obligations are satisfied through the transfer of control of promised goods to the customers, based on the terms of sale. The transfer of control typically occurs at a point in time based on consideration of when the customer has an obligation to pay for the goods, and physical possession of, legal title to, and the risks and rewards of ownership of the goods has been transferred, and the customer has accepted the goods. Revenue from wholesale transactions is generally recognized at the time products are shipped based on contractual terms with the customer. Revenue from our DTC channel is generally recognized at the point of sale in our retail stores and at the time products are shipped for e-commerce transactions and corporate sales based on contractual terms with the customer.

Revenue is recognized net of estimates of variable consideration, including product returns, customer discounts and allowances, sales incentive programs, and miscellaneous claims from customers. We determine these estimates based on contract terms, evaluations of historical experience, anticipated trends, and other factors. The actual amount of customer returns and customer allowances, which is inherently uncertain, may differ from our estimates.

The duration of contractual arrangements with our customers is typically less than one year. Payment terms with wholesale customers vary depending on creditworthiness and other considerations, with the most common being net 30 days. Payment is due at the time of sale for retail store transactions and at the time of shipment for e‑commerce transactions.

Certain products that we sell include a limited warranty which does not meet the definition of a performance obligation within the context of the contract. Product warranty costs are estimated based on historical and anticipated trends, and are recorded as cost of goods sold at the time revenue is recognized.

Revenue from the sale of gift cards is initially deferred and recognized as a contract liability until the gift card is redeemed by the customer.

We have elected to account for shipping and handling as fulfillment activities, and not as separate performance obligations. Shipping and handling fees billed to customers are included in net sales. All shipping and handling activity costs are recognized as selling, general and administrative expenses at the time the related revenue is recognized. Sales taxes collected from customers and remitted directly to government authorities are excluded from net sales and cost of goods sold.

Contract Balances

Accounts receivable represent an unconditional right to receive consideration from a customer and are recorded at net invoiced amounts, less an estimated allowance for doubtful accounts.

Contract liabilities are recorded when the customer pays consideration before the transfer of a good to the customer and thus represent our obligation to transfer the good to the customer at a future date. Our primary contract liabilities relate to payment advances for certain customized product transactions and gift cards. We recognize contract liabilities as revenue once all performance obligations have been satisfied.

The following table provides information about accounts receivable and contract liabilities at the periods indicated (in thousands):

	March 30, 2019	At Adoption - December 30, 2018 (1)
Accounts receivable, net	$62,998	$60,336
Contract liabilities	(4,222)	(9,457)

_________________________

(1)	We adopted ASC 606 on December 30, 2018. Please see Note 1 for additional information.

For the three months ended March 30, 2019, we recognized $9.3 million of revenue that was previously included in the contract liability balance at the beginning of the period. The change in the contract liability balance primarily results from the timing differences between the customer’s payment and our satisfaction of performance obligations.

Disaggregation of Revenue

The following table disaggregates our net sales by channel, product category, and geography for the periods indicated (in thousands):

	Three Months Ended
	March 30,	March 31,
	2019	2018 (1)
Net Sales by Channel
Wholesale	$93,608	$86,992
Direct-to-consumer	61,745	48,265
Total net sales	$155,353	$135,257

Net Sales by Category
Coolers & Equipment	$59,652	$53,742
Drinkware	90,955	75,786
Other	4,746	5,729
Total net sales	$155,353	$135,257

Net Sales by Geographic Region
United States	$148,668	$133,790
International	6,685	1,467
Total net sales	$155,353	$135,257

_________________________

(1)	Prior year information is presented in accordance with accounting guidance in effect during that period and has not been updated for Topic 606.

For each of the three months ended March 30, 2019 and March 31, 2018, our largest single customer represented approximately 15% of gross sales.

3. INTANGIBLE ASSETS

Intangible assets consisted of the following at the dates indicated below (in thousands):

	March 30, 2019
		Gross		Net
	Useful	Carrying	Accumulated	Carrying
	Life	Amount	Amortization	Amount
Tradename	Indefinite	$31,363	$—	$31,363
Trade dress	Indefinite	13,087	—	13,087
Customer relationships	11 years	42,205	(26,069)	16,136
Trademarks	6 - 30 years	26,161	(3,080)	23,081
Patents	4 - 25 years	6,038	(521)	5,517
Non-compete agreements	5 years	2,815	(2,815)	—
Other intangibles	15 years	1,031	(179)	852
Total intangible assets		$122,700	$(32,664)	$90,036

	December 29, 2018
		Gross		Net
	Useful	Carrying	Accumulated	Carrying
	Life	Amount	Amortization	Amount
Tradename	Indefinite	$31,363	$—	$31,363
Trade dress	Indefinite	13,466	—	13,466
Customer relationships	11 years	42,205	(25,110)	17,095
Trademarks	6 - 30 years	14,867	(2,696)	12,171
Patents	4 - 25 years	5,522	(461)	5,061
Non-compete agreements	5 years	2,815	(2,815)	—
Other intangibles	15 years	1,026	(163)	863
Total intangible assets		$111,264	$(31,245)	$80,019

Acquisition

On March 14, 2019, we entered into purchase agreements with a European outdoor retailer to acquire the intellectual property rights related to the YETI brand across several jurisdictions, primarily in Europe and Asia, for approximately $9.1 million. The intellectual property rights include trademark registrations and applications for YETI formative trademarks for goods and services as well as domain names that include the YETI trademark. The purchase price has been allocated on a preliminary basis to trademarks.

4. INCOME TAXES

Income tax expense was $0.6 million for the three months ended March 30, 2019 compared to an income tax benefit of $1.6 million for the three months March 31, 2018. The increase in income tax expense is due to higher income before income taxes. The effective tax rate for the three months ended March 30, 2019 was 22% compared to 33% for the three months ended March 31, 2018. A discrete income tax benefit coupled with the loss before income taxes resulted in a higher effective tax rate for the three months ended March 31, 2018.

For interim periods, our income tax expense and resulting effective tax rate are based upon an estimated annual effective tax rate adjusted for the effects of items required to be treated as discrete to the period, including changes in tax laws, changes in estimated exposures for uncertain tax positions, and other items.

5. STOCK‑BASED COMPENSATION

Stock-Based Compensation Plans

In October 2018, our Board of Directors adopted the 2018 Equity Incentive Plan (the “2018 Plan”) and ceased granting awards under the 2012 Equity and Performance Incentive Plan (the “2012 Plan”). The 2018 Plan became effective with the completion of our IPO. Any remaining shares available for issuance under the 2012 Plan as of our IPO effectiveness date are not available for future issuance. However, shares subject to stock awards granted under the 2012 Plan (a) that expire or terminate without being exercised, (b) that are forfeited under an award, or (c) that are transferred, surrendered, or relinquished upon the payment of any exercise price by the transfer to us of our common stock or upon satisfaction of any withholding amount, return to the 2018 Plan share reserve for future grant.

Subject to adjustments as described above, the 2018 Plan provides for up to 4.8 million shares of authorized stock to be awarded as stock options, appreciation rights, restricted stock, restricted stock units (“RSUs”), performance shares, performance units, cash incentive awards, and certain other awards based on or related to shares of our common stock. The 2012 Plan provided for up to 8.8 million shares of authorized stock to be awarded as either stock options or RSUs.

We recognized $4.0 million and $3.0 million for the three months ended March 30, 2019 and March 31, 2018, respectively, of non-cash stock-based compensation expense in the accompanying condensed consolidated statements of operations. As of March 30, 2019, total unrecognized non-cash stock-based compensation expense for unvested options was $18.8 million and will be recognized over the next three years. As of March 30, 2019, total unrecognized non-cash stock-based compensation expense for unvested performance-based RSUs was $42.7 million and will be recognized upon consummation of a change in control. As of March 30, 2019, total unrecognized stock-based compensation expense for unvested RSUs and deferred stock units (“DSUs”) was $0.1 million and $0.1 million, respectively, which will be recognized immediately prior to the first annual meeting of our stockholders at which directors are elected, subject to the non-employee director’s continued service through the applicable vesting date. However, both awards of RSUs and DSUs are subject to accelerated vesting in the event the non-employee director dies or becomes disabled or in the event of a change in control.

On February 13, 2019, we granted 2,948 RSUs and 1,141 DSUs to a new member of our Board of Directors.  The RSUs and DSUs will vest immediately prior to the first annual meeting of our stockholders at which directors are elected, subject to the non-employee director’s continued service through the applicable vesting date. However, both awards of RSUs and DSUs are subject to accelerated vesting in the event the non-employee director dies or becomes disabled or in the event of a change in control. On February 15, 2019, we granted 540,952 options and 280,196 RSUs to various employees. Each of the stock options and RSUs have a ten year term and vest in accordance with the following schedule: (a) one-third will vest on the first anniversary of the grant date, and (b) an additional one-sixth will vest on the first four six-month anniversaries of the initial vesting date.

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

We estimate the fair value of stock options on the date of grant using a Black‑Scholes option‑pricing valuation model, which uses the expected option term, stock price volatility, and the risk‑free interest rate. The expected option term assumption reflects the period for which we believe the option will remain outstanding. We elected to use the simplified method to determine the expected option term, which is the average of the option’s vesting and contractual term. Our computation of expected volatility is based on the historical volatility of selected comparable publicly-traded companies over a period equal to the expected term of the option. The risk‑free interest rate reflects the U.S. Treasury yield curve for a similar instrument with the same expected term in effect at the time of the grant.

The following assumptions were utilized to calculate the fair value of stock options granted during the three months ended March 30, 2019:

Three Months Ended
March 30,
2019
Expected option term	6 years
Expected stock price volatility	27%
Risk-free interest rate	2.5%
Expected dividend yield	–%

6. EARNINGS PER SHARE

The number of common shares outstanding totaled 84.2 million and 84.2 million at March 30, 2019 and December 29, 2018, respectively. Basic income per share is computed by dividing income available to common stockholders by the weighted‑average number of common shares outstanding during the period. Diluted income per share includes the additional effect of all potentially dilutive securities, which includes dilutive share options granted under stock‑based compensation plans.

A reconciliation of shares for basic and diluted net income per share is set forth below (in thousands, except per share data):

	Three Months Ended
	March 30,	March 31,
	2019	2018
Net income (loss)	$2,167	$(3,261)
Weighted-average common shares outstanding—basic	84,196	81,419
Effect of dilutive securities	1,661	—
Weighted-average common shares outstanding—diluted	85,857	81,419
Earnings (loss) per share
Basic	$0.03	$(0.04)
Diluted	$0.03	$(0.04)

Effects of potentially dilutive securities are presented only in periods in which they are dilutive. Stock options representing 1.6 million and 2.8 million shares of common stock were outstanding for the three months ended March 30, 2019 and March 31, 2018, respectively, but were excluded from the calculation of diluted earnings per share as their effect would be anti‑dilutive. In addition, for the three months ended March 30, 2019, 1.3 million shares of performance-based RSUs were excluded from the calculations of diluted earnings per share because these units were not considered to be contingent outstanding shares.

7. COMMITMENTS AND CONTINGENCIES

Claims and Legal Proceedings

We are involved in various claims and legal proceedings, some of which are covered by insurance. We believe that our existing claims and proceedings, and the probability of losses relating to such contingencies, will not have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

Retail Store Lease

In March 2019, we entered into a lease for a new retail location in Denver, Colorado, with approximately 4,800 total square feet.  The term of the lease is 120 months, and the monthly payments over the lease term are approximately $27,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Note Regarding Forward-Looking Statements

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes to those statements included elsewhere in this Quarterly Report on Form 10-Q. In addition to historical financial information, the following discussion and analysis contains forward‑looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward‑looking statements as a result of many factors, including those described in more detail in Part I “Item 1A. Risk Factors” included in this Quarterly Report on Form 10-Q. See also “Cautionary Statement Regarding Forward-Looking Statements” immediately prior to Part I, Item I in this Quarterly Report on Form 10-Q.

Overview of Business

We are a designer, marketer, retailer, and distributor of a variety of innovative, branded, premium products to a wide‑ranging customer base. Our mission is to ensure that each YETI product delivers exceptional performance and durability in any environment, whether in the remote wilderness, at the beach, or anywhere else life takes you. By consistently delivering high‑performing products, we have built a following of engaged brand loyalists throughout the United States, Canada, Japan, Australia, and elsewhere, ranging from serious outdoor enthusiasts to individuals who simply value products of uncompromising quality and design. Our relationship with customers continues to thrive and deepen as a result of our innovative new product introductions, expansion and enhancement of existing product families, and multifaceted branding activities.

We distribute our products through a balanced omni-channel platform, consisting of our wholesale and direct-to-consumer (“DTC”) channels. In our wholesale channel, we sell our products through select national and regional accounts and an assemblage of independent retail partners throughout the United States and, more recently, Australia, Canada, and Japan. We carefully evaluate and select retail partners that have an image and approach that are consistent with our premium brand and pricing. Our domestic national and regional specialty retailers include Dick’s Sporting Goods, REI, Academy Sports + Outdoors, Bass Pro Shops / Cabela’s, and Ace Hardware. We sell our products in our DTC channel to customers on YETI.com, au.YETI.com, and YETI Authorized on the Amazon Marketplace, as well as customized products with licensed marks and original artwork through our website and corporate sales program. Additionally, we sell our full line of products in Austin, Texas at our first retail store, which opened during fiscal 2017, and most recently at our corporate store, which opened in late fiscal 2018.

The terms “we,” “us,” “our,” and “the Company” as used herein and unless otherwise stated or indicated by context, refer to YETI Holdings, Inc. and its subsidiaries.

Recent Developments

Intellectual Property Acquisition

In March 2019, we entered into purchase agreements with a European outdoor retailer to acquire the intellectual property rights related to the YETI brand across several jurisdictions, primarily in Europe and Asia, for $9.1 million. The intellectual property rights include trademark registrations and applications for YETI formative trademarks for goods and services as well as domain names that include the YETI trademark.

Product Introductions

During the three months ended March 30, 2019, we introduced our 24 oz. Rambler mug and new colorways for Drinkware, certain hard and soft coolers, and our Camino Carryall bag. We also introduced our Camino Carryall bag to our wholesale channel.

Denver Retail Store Lease

In March 2019, we entered into a lease for a new retail location in Denver, Colorado, with approximately 4,800 square feet. The term of the lease is 120 months, and the monthly payments over the lease term are approximately $27,000.

Product Customization Website Integration

In April 2019, we integrated our product customization services into YETI.com to provide customers with a seamless shopping and product customization experience at a single point-of-sale. This service allows customers to personalize products with licensed marks and original artwork. Previously, product customization was only available at YETIcustomshop.com.

General

Components of Our Results of Operations

Net Sales. Net sales are comprised of wholesale channel sales to our retail partners and sales through our direct-to-consumer (“DTC”) channel. Net sales in both channels reflect the impact of product returns as well as discounts for certain sales programs or promotions.

We discuss the net sales of our products in our two primary categories: Coolers & Equipment and Drinkware. Our Coolers & Equipment category includes hard coolers, soft coolers, outdoor equipment and other products, as well as accessories and replacement parts for these products. In 2019, we reclassified our Boomer 8 Dog Bowl into Coolers & Equipment from our Other category. Our Drinkware category includes our stainless-steel drinkware products and related accessories. In addition, our Other category is primarily comprised of ice substitutes, and YETI-branded gear, such as shirts, hats, and other miscellaneous products.

Gross profit. Gross profit reflects net sales less cost of goods sold, which primarily includes the purchase cost of our products from our third party contract manufacturers, inbound freight and duties, product quality testing and inspection costs, depreciation expense of our molds and equipment, and the cost of customizing Drinkware products. We calculate gross margin as gross profit divided by net sales. Gross margin in our DTC sales channel is generally higher than that on sales in our wholesale channel.

Selling, general, and administrative expenses. Selling, general, and administrative (“SG&A”) expenses consist primarily of marketing costs, employee compensation and benefits costs, costs of our outsourced warehousing and logistics operations, costs of operating on third party DTC marketplaces, professional fees and services, non-cash stock based compensation, cost of product shipment to our customers, depreciation and amortization expense, and general corporate infrastructure expenses.

Fiscal Year and Reporting Calendar. We operate on a “52‑to 53-week” fiscal year ending on the Saturday closest in proximity to December 31, such that each quarterly period will be 13 weeks in length, except during a 53‑week year when the fourth quarter will be 14 weeks. The unaudited consolidated financial results represent the three months ended March 30, 2019 and March 31, 2018.

Results of Operation

The discussion below should be read in conjunction with the following table and our unaudited financial statements, and related notes. The following table sets forth selected statement of operations data, and their corresponding percentage of net sales, for the periods indicated (dollars in thousands).

	Three Months Ended
	March 30, 2019		March 31, 2018
Statement of Operations
Net sales	$155,353	100%	$135,257	100%
Cost of goods sold	78,726	51%	78,068	58%
Gross profit	76,627	49%	57,189	42%
Selling, general, and administrative expenses	67,843	44%	53,945	40%
Operating income	8,784	6%	3,244	2%
Interest expense	(6,067)	4%	(8,126)	6%
Other income (expense)	63	0%	(18)	0%
Income (loss) before income taxes	2,780	2%	(4,900)	4%
Income tax (expense) benefit	(613)	0%	1,639	1%
Net income (loss)	$2,167	1%	$(3,261)	2%

Non-GAAP measures (1)
Adjusted operating income	$14,680	9%	$7,748	6%
Adjusted net income	6,619	4%	261	0%
Adjusted EBITDA	21,282	14%	13,433	10%

_________________________

(1)

For the definitions of adjusted operating income, adjusted net income, adjusted EBITDA and a reconciliation of such measures to operating income, net income, and net income, respectively, see “Non-GAAP Financial Measures” below.

Three Months Ended March 30, 2019 Compared to March 31, 2018

	Three Months Ended
	March 30,	March 31,	Change
(dollars in thousands)	2019	2018	$	%
Net sales	$155,353	$135,257	$20,096	15%
Gross profit	$76,627	$57,189	$19,438	34%
Gross margin (Gross profit as a % of net sales)	49.3%	42.3%
Selling, general, and administrative expenses	$67,843	$53,945	$13,898	26%
SG&A as a % of net sales	43.7%	39.9%

Net Sales

Net sales increased $20.1 million, or 15%, to $155.4 million for the three months ended March 30, 2019 compared to $135.3 million for the three months ended March 31, 2018. This increase in net sales was driven by growth across our DTC and wholesale channels. DTC channel net sales increased $13.5 million, or 28%, to $61.7 million compared to $48.3 million in the prior year quarter led by strong performance in the Drinkware category. Net sales in our wholesale channel increased $6.6 million, or 8%, to $93.6 million compared to $87.0 million in the same period last year primarily driven by Coolers & Equipment.

Net sales in our two primary product categories were as follows:

•

Drinkware net sales increased by $15.2 million, or 20%, to $91.0 million compared to $75.8 million in the prior year quarter, primarily driven by the continued expansion of our Drinkware product offerings, including the introduction of new colorways and strong demand for customization.

•

Coolers & Equipment net sales increased by $5.9 million, or 11%, to $59.7 million compared to $53.7 million in the same period last year, primarily driven by color updates across several hard and soft cooler lines, as well as the introduction of our Camino Carryall bag to our wholesale channel. Coolers & Equipment net sales include $1.2 million of net sales related to our Boomer 8 Dog Bowl, which was introduced in 2018 and was previously reported in our Other category.

Gross Profit

Gross profit increased $19.4 million, or 34%, to $76.6 million compared to $57.2 million in the prior year quarter. Gross margin increased 700 basis points to 49.3% from 42.3% in the prior year quarter. The increase in gross margin was primarily driven by:

•	cost improvements across our product portfolio, which favorably impacted gross margin by approximately 410 basis points;
•	increase in the mix of higher margin DTC channel net sales, which favorably impacted gross margin by approximately 160 basis points;
•	charges incurred in the prior year quarter for inventory reserves that were not repeated in the current year quarter, which favorably impacted gross margin by approximately 110 basis points; and
•	reduced inbound air freight on Drinkware in the current year quarter, which favorably impacted gross margin by approximately 90 basis points.

These factors, which contributed to the aggregate increase in gross margin were partially offset by the unfavorable impact of:

•	increased tariff rates, which reduced gross margin by approximately 70 basis points.

Selling, General, and Administrative Expenses

SG&A expenses increased by $13.9 million, or 26%, to $67.8 million for the three months ended March 30, 2019 compared to $53.9 million for the same period last year. As a percentage of net sales, SG&A increased 380 basis points to 43.7% for the three months ended March 30, 2019 compared to 39.9% for the same prior year quarter. SG&A expenses were impacted by the following:

•

an increase of $7.8 million, or 290 basis points, in selling expenses due to higher marketing expenses, which were broad-based across both brand and performance marketing efforts; and higher variable expenses, including online marketplace fees, outbound freight, third-party logistics fees, and credit card processing fees, which were unfavorably impacted by higher volumes in our DTC channel net sales; and

•

an increase of $6.1 million, or 90 basis points, in general and administrative expenses was primarily due to increased headcount to support growth in our business and increased non-cash stock-based compensation; incremental costs associated with our transition to becoming a public company; and higher information technology-related costs to support our growth. General and administrative expenses were favorably impacted by the absence of the costs incurred in 2018 under the management services agreement with Cortec in 2018, which was terminated upon the completion of our IPO in October 2018.

Non‑Operating Expenses

Interest expense was $6.1 million for the three months ended March 30, 2019 compared to $8.1 million for the three months ended March 31, 2018. The decrease in interest expense was primarily due to decreased balances on our Credit Facility (as defined below) on which the interest expense is calculated. See further discussion of our Credit Facility in “—Liquidity and Capital Resources” below.

Income tax expense was $0.6 million for the three months ended March 30, 2019 compared to an income tax benefit of $1.6 million for the three months ended March 31, 2018. The increase in income tax expense is due to higher income before income taxes. The effective tax rate for the three months ended March 30, 2019 was 22% compared to 33% for the three months ended March 31, 2018. A discrete income tax benefit coupled with the loss before income taxes resulted in a higher effective tax rate for the three months ended March 31, 2018.

Non‑GAAP Financial Measures

We define adjusted operating income and adjusted net income as operating income and net income, respectively, adjusted for non-cash stock-based compensation expense, asset impairment charges, investments in new retail locations and international market expansion, transition to Cortec majority ownership, transition to the ongoing senior management team, and transition to a public company, and, in the case of adjusted net income, also adjusted for accelerated amortization of deferred financing fees and the loss from early extinguishment of debt resulting from early prepayments of debt, and the tax impact of such adjustments. Adjusted net income per share is calculated using adjusted net income, as defined above, and diluted weighted average shares outstanding. We define adjusted EBITDA as net income before interest expense, net, provision (benefit) for income taxes and depreciation and amortization, adjusted for the impact of certain other items, including: non-cash stock-based compensation expense; asset impairment charges; accelerated amortization of deferred financing fees and loss from early extinguishment of debt resulting from the early prepayment of debt; investments in new retail locations and international market expansion; transition to Cortec majority ownership; transition to the ongoing senior management team; and transition to a public company. The expenses incurred related to these transitional events include: management fees and contingent consideration related to the transition to Cortec majority ownership; severance, recruiting, and relocation costs related to the transition to our ongoing senior management team; consulting fees, recruiting fees, salaries and travel costs related to members of our Board of Directors, fees associated with Sarbanes-Oxley Act compliance, and incremental audit and legal fees in connection with our transition to a public company. All of these transitional costs are reported in SG&A expenses.

Adjusted operating income, adjusted net income, adjusted net income per diluted share, and adjusted EBITDA are not defined under GAAP and may not be comparable to similarly titled measures reported by other entities. We use these non-GAAP measures, along with GAAP measures, as a measure of profitability. These measures help us compare our performance to other companies by removing the impact of our capital structure; the effect of operating in different tax jurisdictions; the impact of our asset base, which can vary depending on the book value of assets and methods used to compute depreciation and amortization; the effect of non-cash stock-based compensation expense, which can vary based on plan design, share price, share price volatility, and the expected lives of equity instruments granted; as well as certain expenses related to what we believe are events of a transitional nature. We also disclose adjusted operating income, adjusted net income, and adjusted EBITDA as a percentage of net sales to provide a measure of relative profitability.

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

The following table reconciles operating income to adjusted operating income, net income to adjusted net income, and net income to adjusted EBITDA for the periods presented (in thousands).

	Three Months Ended
	March 30,	March 31,
	2019	2018
Operating income	$8,784	$3,244
Adjustments:
Non‑cash stock‑based compensation expense(1)	4,005	3,010
Long-lived asset impairment(1)	94	—
Investments in new retail locations and international market expansion(1)(2)	228	240
Transition to Cortec majority ownership(1)(3)	—	750
Transition to the ongoing senior management team(1)(4)	100	466
Transition to a public company(1)(5)	1,469	38
Adjusted operating income	$14,680	$7,748

Net income (loss)	$2,167	$(3,261)
Adjustments:
Non‑cash stock‑based compensation expense(1)	4,005	3,010
Long-lived asset impairment(1)	94	—
Investments in new retail locations and international market expansion(1)(2)	228	240
Transition to Cortec majority ownership(1)(3)	—	750
Transition to the ongoing senior management team(1)(4)	100	466
Transition to a public company(1)(5)	1,469	38
Tax impact of adjusting items(6)	(1,444)	(982)
Adjusted net income	$6,619	$261

Net income (loss)	$2,167	$(3,261)
Adjustments:
Interest expense	6,067	8,126
Income tax expense (benefit)	613	(1,639)
Depreciation and amortization expense(7)	6,539	5,703
Non‑cash stock‑based compensation expense(1)	4,005	3,010
Long-lived asset impairment(1)	94	—
Investments in new retail locations and international market expansion(1)(2)	228	240
Transition to Cortec majority ownership(1)(3)	—	750
Transition to the ongoing senior management team(1)(4)	100	466
Transition to a public company(1)(5)	1,469	38
Adjusted EBITDA	$21,282	$13,433

Net sales	$155,353	$135,257
Operating income as a % of net sales	5.7%	2.4%
Adjusted operating income as a % of net sales	9.4%	5.7%
Net income (loss) as a % of net sales	1.4%	(2.4)%
Adjusted net income as a % of net sales	4.3%	0.2%
Adjusted EBITDA as a % of net sales	13.7%	9.9%

Net income (loss) per diluted share	$0.03	$(0.04)
Adjusted net income per diluted share	$0.08	$0.00
Weighted average common shares outstanding - diluted	85,857	81,419

_________________________

(1)	These costs are reported in SG&A expenses.
(2)	Represents retail store pre-opening expenses and costs for expansion into new international markets.

(3)

Represents management service fees paid to Cortec, our majority stockholder. The management services agreement with Cortec was terminated immediately following the completion of our IPO in October 2018.

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

(6)	Represents the tax impact of adjustments calculated at an expected statutory tax rate of 24.5% and 21.8% for the first quarter of 2019 and 2018, respectively.
(7)	Depreciation and amortization expenses are reported in SG&A expenses and cost of goods sold.

Liquidity and Capital Resources

General

Our cash requirements have principally been for working capital purposes, long-term debt repayments, and capital expenditures. We fund our working capital, primarily inventory, accounts receivable, and capital investments from cash flows from operating activities, cash on hand, and borrowings available under our Revolving Credit Facility (as defined below).

Credit Facility

We have a $650.0 million senior secured credit facility (the “Credit Facility”). The Credit Facility provides for: (a) a $100.0 million Revolving Credit Facility maturing on May 19, 2021 (the “Revolving Credit Facility”); (b) a $445.0 million term loan A maturing on May 19, 2021; and (c) a $105.0 million term loan B which would have matured on May 19, 2022 and was repaid in full during the fourth quarter of 2018.

Current Liquidity

At March 30, 2019, we had $19.0 million in cash on hand, no outstanding borrowings under our Revolving Credit Facility, and $100.0 million available for borrowing under our Revolving Credit Facility.

The recent changes in our working capital requirements generally reflect the growth in our business. Although we cannot predict with certainty all of our particular short‑term cash uses or the timing or amount of cash requirements, to operate and grow our business, we believe that our available cash on hand, along with amounts available under our Revolving Credit Facility will be sufficient to satisfy our liquidity requirements for at least the next twelve months. However, the continued growth of our business, including our expansion into international markets and opening and operating our own retail locations, may significantly increase our expenses (including our capital expenditures) and cash requirements.

For 2019, we expect capital expenditures for property and equipment to be between $35 million and $40 million, primarily related to new product development, information technology systems infrastructure, opening of retail stores, investments in production molds and tooling and equipment, and expansion of the capacity of our customization capabilities.

The amount of our future product sales is difficult to predict, and actual sales may not be in line with our forecasts. As a result, we may be required to seek additional funds in the future from issuances of equity or debt, obtaining additional credit facilities, or loans from other sources.

Cash Flows from Operating, Investing, and Financing Activities

The following table summarizes our cash flows from operating, investing and financing activities for the periods indicated (in thousands):

	Three Months Ended
	March 30,	March 31,
	2019	2018
Cash flows provided by (used in):
Operating activities	$(30,042)	$25,300
Investing activities	(19,816)	(5,134)
Financing activities	(11,125)	(13,455)

Operating Activities

Net cash used in operating activities was $30.0 million in the three months ended March 30, 2019 and was primarily driven by an increase in net working capital items of $45.3 million offset by total non-cash items of $13.1 million and net income of $2.2 million. The change in net working capital items was primarily due to a $19.2 million increase in inventory, a $9.1 million decrease in accounts payable and accrued expenses related to trade payables and amounts owed to our third-party manufacturers, a $7.4 million increase in other current assets driven by prepaid information technology and marketing expenses, and a $6.1 million decrease in taxes payable. Non-cash items primarily consisted of depreciation and amortization of $6.5 million, non-cash stock-based compensation expense of $4.0 million, and deferred income taxes of $1.9 million.

Net cash provided by operating activities was $25.3 million in the three months ended March 31, 2018 and was primarily driven by a decrease in net working capital items of $18.7 million and total non-cash items of $9.9 million, offset by a net loss of $3.3 million. The change in net working capital items was primarily due to a $16.5 million decrease in inventory driven by effective inventory management, a $6.7 million decrease in accounts receivable, net, and a $3.7 million decrease in taxes payable. Non-cash items primarily consisted of depreciation and amortization of $5.7 million and non-cash stock-based compensation expense of $3.0 million.

Investing Activities

Net cash used in investing activities of $19.8 million for the three months ended March 30, 2019 was primarily related to $11.4 million of purchases of intangibles such as trademark assets and patents, and $8.4 million of purchases of property and equipment for technology systems infrastructure, production molds, tooling, equipment, and facilities.

Net cash used in investing activities of $5.1 million for the three months ended March 31, 2018 was primarily related to $2.9 million of purchases of intangibles such as trademark assets, trade dress, and patents, and $2.2 million of purchases of property and equipment for technology systems infrastructure, production molds, and equipment.

Financing Activities

Net cash used in financing activities was $11.1 million for the three months ended March 30, 2019 resulting from $11.1 million of repayments of long-term debt.

Net cash used in financing activities was $13.5 million for the three months ended March 31, 2018 resulting from $11.4 million of repayments of long-term debt and $2.0 million to repurchase common stock.

Off‑Balance Sheet Arrangements

At March 30, 2019 and December 30, 2018, we had no off-balance sheet debt or arrangements.

Recent Accounting Pronouncements

For a description of recently issued and adopted accounting pronouncements, including the respective dates of adoption and expected effects on our results of operations and financial condition, see “Recently Adopted Accounting Guidance” and “Recent Accounting Guidance Not Yet Adopted” in Note 2 of the Unaudited Condensed Consolidated Financial Statements.

Critical Accounting Policies and Estimates

Our unaudited condensed consolidated financial statements are prepared in accordance with GAAP. The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ materially from those estimates.  A discussion of the accounting policies that management considers critical in that they involve significant management judgments and assumptions, require estimates about matters that are inherently uncertain and because they are important for understanding and evaluating our reported financial results is included in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 29, 2018 filed with the U.S. Securities and Exchange Commission (“SEC”). Other than adoption of recent accounting standards as discussed in Note 1 of our Unaudited Condensed Consolidated Financial Statements, there were no significant changes to our critical accounting policies during the three months ended March 30, 2019.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to our market risk exposures or management of market risk from those disclosed in Quantitative and Qualitative Disclosures About Market Risk included under Item 7A in our Annual Report on Form 10-K for the year ended December 29, 2018.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and to ensure that information required to be disclosed is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding disclosures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on the evaluation of our disclosure controls and procedures as of March 30, 2019, our Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were not effective as of that date due to a material weakness in internal control over financial reporting that was disclosed in our Annual Report on Form 10-K for the year ended December 29, 2018 and that has not been fully remediated.

Changes in Internal Control over Financial Reporting

During the quarter ended March 30, 2019, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We did, however, implement certain changes to our internal control over financial reporting in connection with the implementation of the revenue recognition and disclosure requirements of Accounting Standards Codification Topic 606. These changes, which did not materially affect our internal control over financial reporting, primarily related to the design and implementation of controls related to the preparation and review of the new disclosure requirements of the accounting standard.

Remediation Efforts to Address Previously-Identified Material Weakness

As previously described in Part II, Item 9A of our Annual Report on Form 10-K for the year ended December 29, 2018, we began implementing a remediation plan to address the material weakness mentioned above. The material weakness will not be considered remediated until our remediation plan has been fully implemented and we have concluded that these controls are operating effectively.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are involved in various claims and legal proceedings, some of which are covered by insurance. We believe that our existing claims and proceedings, and the probability of losses relating to such contingencies, will not have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

Item 1A. Risk Factors

The risks and uncertainties discussed below update and supersede the risks and uncertainties previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 29, 2018, which was filed with the SEC on March 20, 2019. We do not believe any of the changes constitute material changes from the risk factors previously disclosed in such prior Annual Report on Form 10-K.

The risks discussed below are not the only ones facing our business but do represent those risks that we believe are material to us. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also harm our business. Please read the cautionary notice regarding forward-looking statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Our net sales and profits depend on the level of customer spending for our products, which is sensitive to general economic conditions and other factors; during a downturn in the economy, consumer purchases of discretionary items are affected, which could materially harm our sales, profitability and financial condition.

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

Our third-party contract manufacturers ship most of our products to our distribution centers in Dallas, Texas. Our reliance on a single geographical location for our distribution centers makes us more vulnerable to natural disasters, weather-related disruptions, accidents, system failures, or other unforeseen events that could delay or impair our ability to fulfill retailer orders and/or ship merchandise purchased on our website, which could harm our sales. We import our products, and we are also vulnerable to risks associated with products manufactured abroad, including, among other things: (a) risks of damage, destruction, or confiscation of products while in transit to our distribution centers; and (b) transportation and other delays in shipments, including as a result of heightened security screening, port congestion, and inspection processes or other port-of-entry limitations or restrictions in the United States. In order to meet demand for a product, we have chosen in the past, and may choose in the future, to arrange for additional quantities of the product, if available, to be delivered through air freight, which is significantly more expensive than standard shipping by sea and, consequently, could harm our gross margins. Failure to procure our products from our third-party contract manufacturers and deliver merchandise to our retail partners and DTC channel in a timely, effective, and economically viable manner could reduce our sales and gross margins, damage our brand, and harm our business.

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

We depend on a limited number of third-party contract manufacturers for the sourcing of our products. For our hard coolers, our two largest manufacturers comprised approximately 91% of our production volume during 2018. For our soft coolers, our two largest manufacturers comprised approximately 99% of our production volume in 2018. For our Drinkware products, our two largest manufacturers comprised approximately 89% of our production volume during 2018. For our bags, we have two manufacturers, and the largest manufacturer comprised approximately 71% of our production volume during 2018. For our cargo, outdoor living, and pet products, one manufacturer accounted for all of our production volume of each product in 2018. As a result of this concentration in our supply chain, our business and operations would be negatively affected if any of our key manufacturers were to experience significant disruption affecting the price, quality, availability, or timely delivery of products. The partial or complete loss of these manufacturers, or a significant adverse change in our relationship with any of these manufacturers, could result in lost sales, added costs, and distribution delays that could harm our business and customer relationships.

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

Our industry is subject to significant pricing pressure caused by many factors, including intense competition, consolidation in the retail industry, pressure from retailers to reduce the costs of products and changes in consumer demand. These factors may cause us to reduce our prices to retailers and customers or engage in more promotional activity than we anticipate, which could negatively impact our margins and cause our profitability to decline if we are unable to offset price reductions with comparable reductions in our operating costs. This could materially harm our results of operations and financial condition. In addition, ongoing and sustained promotional activities could harm our brand image.

We rely on a series of purchase orders with our manufacturers. Some of these relationships are not exclusive, which means that these manufacturers could produce similar products for our competitors.

We rely on a series of purchase orders with our manufacturers. With all of our manufacturers, we face the risk that they may fail to produce and deliver our products on a timely basis, or at all, or comply with our quality standards. In addition, our manufacturers may raise prices in the future, which would increase our costs and harm our margins. Even those manufacturers with whom we have purchase orders may breach these agreements, and we may not be able to enforce our rights under these agreements or may incur significant costs attempting to do so. As a result, we cannot predict with certainty our ability to obtain finished products in adequate quantities, of required quality and at acceptable prices from our manufacturers in the future. Any one of these risks could harm our ability to deliver our products on time, or at all, damage our reputation and our relationships with our retail partners and customers, and increase our product costs thereby reducing our margins.

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

For 2018, 22% of our gross sales were made to independent retail partners. These retail partners may decide to emphasize products from our competitors, to redeploy their retail floor space to other product categories, or to take other actions that reduce their purchases of our products. We do not receive long-term purchase commitments from our independent retail partners, and orders received from our independent retail partners are cancellable. Factors that could affect our ability to maintain or expand our sales to these independent retail partners include: (a) failure to accurately identify the needs of our customers; (b) a lack of customer acceptance of new products or product expansions; (c) unwillingness of our independent retail partners and customers to attribute premium value to our new or existing products or product expansions relative to competing products; (d) failure to obtain shelf space from our retail partners; (e) new, well-received product introductions by competitors; and (f) damage to our relationships with independent retail partners due to brand or reputational harm.

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

We have key relationships with national retail partners. For 2018, one national retail partner, Dick’s Sporting Goods, accounted for approximately 16% of our gross sales. If we lose any of our key retail partners or any key retail partner reduces its purchases of our existing or new products or its number of stores or operations or promotes products of our competitors over ours, our sales would be harmed. Because we are a premium brand, our sales depend, in part, on retail partners effectively displaying our products, including providing attractive space and point of purchase displays in their stores, and training their sales personnel to sell our products. If our retail partners reduce or terminate those activities, we may experience reduced sales of our products, resulting in lower gross margins, which would harm our results of operations.

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

As of March 30, 2019, we had $320.3 million principal amount of indebtedness outstanding under the Credit Facility (as defined in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” of this Report) and $1.5 million principal amount of indebtedness outstanding under our promissory note with Rambler On LLC, which we refer to as Rambler On. The Credit Facility is jointly and severally guaranteed by certain of our wholly-owned material subsidiaries, including YETI Coolers, LLC, which we refer to as YETI Coolers and YETI Custom Drinkware LLC, which we refer to as YCD, and any of our future subsidiaries that become guarantors, together, which we refer to as the Guarantors, and is also secured by a first-priority lien on substantially all of our assets and the assets of the Guarantors, in each case subject to certain customary exceptions. We may, from time to time, incur additional indebtedness under the Credit Facility.

The Credit Facility places certain conditions on us, including, subject to certain conditions, reductions, and exceptions, requiring us to utilize a portion of our cash flow from operations to make payments on our indebtedness, reducing the availability of our cash flow to fund working capital, capital expenditures, development activity, return capital to our stockholders, and other general corporate purposes. Our compliance with this condition may limit our ability to invest in the ongoing needs of our business. For example, complying with this condition:

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

During the preparation of our consolidated financial statements for the year ended December 30, 2017, we identified certain material weaknesses in our internal control over financial reporting. The material weaknesses related to (a) ineffective information technology general controls (“ITGCs”) in the areas of user access and program-change management over certain information technology systems that support our financial reporting process; and (b) failure to properly detect and analyze issues in the accounting system related to inventory valuation. During the year ended December 29, 2018, we implemented controls related to inventory valuation, concluded that our remediation efforts were successful, and that the previously-identified material weakness relating to inventory has been remediated. We also took a number of actions to improve our ITGCs but have not completed our plans to sufficiently remediate the material weakness related to such controls. We continue to work on addressing remaining remediation activities within our SAP environment and across our other information technology systems that support our financial reporting process. The material weakness will not be considered remediated until our remediation plan has been fully implemented and we have concluded that our ITGCs are operating effectively.

In accordance with the provisions of the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), we and our independent registered public accounting firm were not required to, and did not, perform an evaluation of our internal control over financial reporting as of December 29, 2018, pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). Accordingly, we cannot assure you that we have identified all, or that we will not in the future have additional, material weaknesses. Further, material weaknesses may still exist when we report on the effectiveness of our internal control over financial reporting as required under Section 404 of the Sarbanes-Oxley Act in our Annual Report on Form 10-K for the fiscal year ending December 28, 2019.

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

As a designer, marketer, retailer and distributor of consumer products, we are subject to the United States Consumer Products Safety Act of 1972, as amended by the Consumer Product Safety Improvement Act of 2008, which empowers the Consumer Products Safety Commission to exclude from the market products that are found to be unsafe or hazardous, and similar laws under foreign jurisdictions. Under certain circumstances, the Consumer Products Safety Commission or comparable foreign agency could require us to repurchase or recall one or more of our products. Additionally, laws regulating consumer products exist in states and some cities, as well as other countries in which we sell our products, and more restrictive laws and regulations may be adopted in the future. Any repurchase or recall of our products, monetary judgment, fine or other penalty could be costly and damaging to our reputation. If we were required to remove, or we voluntarily removed, our products from the market, our reputation could be tarnished, and we may have large quantities of finished products that we could not sell.

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

The Tax Act requires complex computations to be performed that were not previously required under U.S. tax law, significant judgments to be made in interpretation of the provisions of the Tax Act and significant estimates in calculations, and the preparation and analysis of information not previously relevant or regularly produced. The U.S. Treasury Department, the Internal Revenue Service, and other standard-setting governmental bodies could interpret the provisions of the Tax Act or issue related administrative guidance contrary to our interpretation.

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

We will remain an emerging growth company until the earliest of (a) the end of the fiscal year in which the market value of our common stock that is held by non-affiliates is at least $700 million as of the last business day of our most recently completed second fiscal quarter, (b) the end of the fiscal year in which we have total annual gross revenues of $1.07 billion or more during such fiscal year, (c) the date on which we issue more than $1 billion in non-convertible debt in a three-year period, or (d) the end of our 2023 fiscal year.

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

These provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our Board of Directors, which is responsible for appointing the members of our management. In addition, we have opted out of the provisions of Section 203 of the General Corporation Law of the State of Delaware, (the “DGCL”), which generally prohibit a Delaware corporation from engaging in any of a broad range of business combinations with any interested stockholder for a period of three years following the date on which the stockholder became an interested stockholder. However, our amended and restated certificate of incorporation provides substantially the same limitations as are set forth in Section 203 but also provides that Cortec and its affiliates and any of their direct or indirect transferees and any group as to which such persons are a party do not constitute “interested stockholders” for purposes of this provision.

We do not intend to pay dividends for the foreseeable future.

Other than a special dividend of $5.54 per share of common stock we declared and paid in May 2016, we have not declared or paid any dividends on our common stock. We currently intend to retain any future earnings and do not expect to pay any dividends in the foreseeable future. Any future determination to declare cash dividends will be made at the discretion of our Board of Directors, subject to applicable laws, and will depend on a number of factors, including our financial condition, results of operations, capital requirements, contractual restrictions, general business conditions, and other factors that our Board of Directors may deem relevant. In addition, the Credit Facility precludes our and our subsidiaries’ ability to, among other things, pay dividends or make any other distribution or payment on account of our common stock, subject to certain exceptions. Accordingly, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investment.

YETI Holdings, Inc. is a holding company with no operations of its own and, as such, it depends on its subsidiaries for cash to fund its operations and expenses, including future dividend payments, if any.

As a holding company, our principal source of cash flow is distributions from our subsidiaries. Therefore, our ability to fund and conduct our business, service our debt, and pay dividends, if any, depends on the ability of our subsidiaries to generate sufficient cash flow to make upstream cash distributions to us. Our subsidiaries are separate legal entities, and although they are wholly owned and controlled by us, they have no obligation to make any funds available to us, whether in the form of loans, dividends, or otherwise. The ability of our subsidiaries to distribute cash to us is also subject to, among other things, restrictions that may be contained in our subsidiary agreements (as entered into from time to time), availability of sufficient funds in such subsidiaries and applicable laws and regulatory restrictions. Claims of any creditors of our subsidiaries generally will have priority as to the assets of such subsidiaries over our claims and claims of our creditors and stockholders. To the extent the ability of our subsidiaries to distribute dividends or other payments to us is limited in any way, our ability to fund and conduct our business, service our debt, and pay dividends, if any, could be harmed.

Item 6. Exhibits.

All documents referenced below have been filed pursuant to the Exchange Act by YETI Holdings, Inc., file number 001-38713, unless otherwise indicated.

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

YETI Holdings, Inc.

Dated: May 6, 2019	By:	/s/ Matthew J. Reintjes
Matthew J. Reintjes
President and Chief Executive Officer, Director (Principal Executive Officer)

Dated: May 6, 2019	By:	/s/ Paul C. Carbone
Paul C. Carbone
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)