Form 10-Q
period 2019-06-29
YETI Holdings, Inc.
filed 2019-08-05
CIK 1670592

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2019

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

There were 84,882,673 shares of Common Stock ($0.01 par value) outstanding as of August 1, 2019.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains ‘‘forward-looking statements’’ within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical or current fact included in this Quarterly Report on Form 10-Q are forward-looking statements.  Forward-looking statements include statements containing words such as “anticipate,” “assume,” “believe,” “can,” “have,” “contemplate,” “continue,” “could,” “design,” “due,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “likely,” “may,” “might,” “objective,” “plan,” “predict,” “project,” “potential,” “seek,” “should,” “target,” “will,” “would,” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operational performance or other events. For example, all statements made relating to growth strategies, the estimated and projected costs, expenditures, and growth rates, plans and objectives for future operations, growth, or initiatives, or strategies are forward-looking statements. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that are expected and, therefore, you should not unduly rely on such statements. The risks and uncertainties that could cause actual results to differ materially from those expressed or implied by these forward-looking statements include but are not limited to:

•	our ability to maintain and strengthen our brand and generate and maintain ongoing demand for our products;
•	our ability to successfully design and develop new products;
•	our ability to effectively manage our growth;
•	our ability to expand into additional consumer markets, and our success in doing so;
•	the success of our international expansion plans;
•	our ability to compete effectively in the outdoor and recreation market and protect our brand;
•	the level of customer spending for our products, which is sensitive to general economic conditions and other factors;
•	problems with, or loss of, our third-party contract manufacturers and suppliers, or an inability to obtain raw materials;
•	fluctuations in the cost and availability of raw materials, equipment, labor, and transportation and subsequent manufacturing delays or increased costs;
•	our ability to accurately forecast demand for our products and our results of operations;
•	our relationships with our national, regional, and independent retailers, who account for a significant portion of our sales;
•	the impact of natural disasters and failures of our information technology on our operations and the operations of our manufacturing partners;
•	our ability to attract and retain skilled personnel and senior management, and to maintain the continued efforts of our management and key employees;
•	the impact of our indebtedness on our ability to invest in the ongoing needs of our business;
•	the impact of our “controlled company” exemptions under New York Stock Exchange listing standards and the possible loss of such exemptions, subject to applicable phase-in periods; and
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

PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements.

YETI HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except per share data)

	June 29,	December 29,
	2019	2018
ASSETS
Current assets
Cash	$38,023	$80,051
Accounts receivable, net	75,856	59,328
Inventory	181,354	145,423
Prepaid expenses and other current assets	17,762	12,211
Total current assets	312,995	297,013
Property and equipment, net	79,989	74,097
Goodwill	54,293	54,293
Intangible assets, net	90,375	80,019
Deferred income taxes	1,306	7,777
Deferred charges and other assets	1,478	1,014
Total assets	$540,436	$514,213

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$101,538	$68,737
Accrued expenses and other current liabilities	44,575	53,022
Taxes payable	1,766	6,390
Accrued payroll and related costs	8,149	15,551
Current maturities of long‑term debt	42,138	43,638
Total current liabilities	198,166	187,338
Long-term debt, net of current portion	263,258	284,376
Other liabilities	15,060	13,528
Total liabilities	476,484	485,242

Commitments and contingencies (Note 8)

Stockholders’ Equity
Common stock, par value $0.01; 600,000 shares authorized; 84,820 and 84,196 shares outstanding at June 29, 2019 and December 29, 2018, respectively	848	842
Preferred stock, par value $0.01; 30,000 shares authorized; no shares issued or outstanding	—	—
Additional paid‑in capital	278,671	268,327
Accumulated deficit	(215,533)	(240,104)
Accumulated other comprehensive loss	(34)	(94)
Total stockholders’ equity	63,952	28,971
Total liabilities and stockholders’ equity	$540,436	$514,213

See Notes to Unaudited Condensed Consolidated Financial Statements

YETI HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 29,	June 30,	June 29,	June 30,
	2019	2018	2019	2018
Net sales	$231,654	$206,288	$387,007	$341,545
Cost of goods sold	115,377	105,718	194,103	183,786
Gross profit	116,277	100,570	192,904	157,759
Selling, general, and administrative expenses	81,277	67,384	149,120	121,329
Operating income	35,000	33,186	43,784	36,430
Interest expense	(5,695)	(8,593)	(11,762)	(16,719)
Other income (expense)	49	(93)	112	(111)
Income before income taxes	29,354	24,500	32,134	19,600
Income tax expense	(7,131)	(5,675)	(7,744)	(4,036)
Net income	$22,223	$18,825	$24,390	$15,564

Net income per share
Basic	$0.26	$0.23	$0.29	$0.19
Diluted	$0.26	$0.23	$0.28	$0.19

Weighted-average common shares outstanding
Basic	84,577	81,147	84,387	81,283
Diluted	86,227	82,932	86,042	82,956

See Notes to Unaudited Condensed Consolidated Financial Statements

YETI HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(in thousands)

	Three Months Ended		Six Months Ended
	June 29,	June 30,	June 29,	June 30,
	2019	2018	2019	2018
Net income	$22,223	$18,825	$24,390	$15,564
Other comprehensive income
Foreign currency translation adjustments	73	(52)	60	(57)
Total comprehensive income	$22,296	$18,773	$24,450	$15,507

See Notes to Unaudited Condensed Consolidated Financial Statements

YETI HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

(In thousands)

	Three Months Ended June 29, 2019
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	(Loss) Income	Equity (Deficit)
Balance, March 30, 2019	84,196	$842	$272,332	$(237,596)	$(107)	$35,471
Stock-based compensation	—	—	4,281	—	—	4,281
Exercise of stock options	624	6	2,058	—	—	2,064
Dividends	—	—	—	(160)	—	(160)
Other comprehensive income	—	—	—	—	73	73
Net income	—	—	—	22,223	—	22,223
Balance, June 29, 2019	84,820	$848	$278,671	$(215,533)	$(34)	$63,952

	Three Months Ended June 30, 2018
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	(Loss) Income	Equity (Deficit)
Balance, March 31, 2018	81,147	$811	$220,138	$(299,956)	$38	$(78,969)
Stock-based compensation	—	—	4,098	—	—	4,098
Dividends	—	—	—	(703)	—	(703)
Other comprehensive loss	—	—	—	—	(52)	(52)
Net income	—	—	—	18,825	—	18,825
Balance, June 30, 2018	81,147	$811	$224,236	$(281,834)	$(14)	$(56,801)

See Notes to Unaudited Condensed Consolidated Financial Statements

YETI HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

(In thousands)

	Six Months Ended June 29, 2019
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	(Loss) Income	Equity (Deficit)
Balance, December 29, 2018	84,196	$842	$268,327	$(240,104)	$(94)	$28,971
Stock-based compensation	—	—	8,286	—	—	8,286
Exercise of stock options	624	6	2,058	—	—	2,064
Adoption of new accounting standard	—	—	—	500	—	500
Dividends	—	—	—	(319)	—	(319)
Other comprehensive income	—	—	—	—	60	60
Net income	—	—	—	24,390	—	24,390
Balance, June 29, 2019	84,820	$848	$278,671	$(215,533)	$(34)	$63,952

	Six Months Ended June 30, 2018
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	(Loss) Income	Equity (Deficit)
Balance, December 30, 2017	81,535	$815	$219,095	$(296,184)	$43	$(76,231)
Stock-based compensation	—	—	7,108	—	—	7,108
Exercise of options	11	—	53	—	—	53
Shares withheld related to net share settlement of stock-based compensation	(2)	—	(57)	—	—	(57)
Repurchase of common stock	(397)	(4)	(1,963)	—	—	(1,967)
Dividends	—	—	—	(1,214)	—	(1,214)
Other comprehensive loss	—	—	—	—	(57)	(57)
Net income	—	—	—	15,564	—	15,564
Balance, June 30, 2018	81,147	$811	$224,236	$(281,834)	$(14)	$(56,801)

See Notes to Unaudited Condensed Consolidated Financial Statements

YETI HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended
	June 29,	June 30,
	2019	2018
Cash Flows from Operating Activities:
Net income	$24,390	$15,564
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	13,801	11,885
Amortization of deferred financing fees	1,133	1,456
Stock‑based compensation	8,286	7,108
Deferred income taxes	6,310	2,717
Impairment of long‑lived assets	97	598
Gain on disposal of long-lived assets	—	(20)
Changes in operating assets and liabilities:
Accounts receivable, net	(15,945)	1,658
Inventory	(36,225)	25,685
Other current assets	(5,516)	(4,277)
Accounts payable and accrued expenses	17,367	28,415
Taxes payable	(4,655)	(8,956)
Other	723	1,798
Net cash provided by operating activities	9,766	83,631
Cash Flows from Investing Activities:
Purchases of property and equipment	(16,786)	(7,067)
Purchases of intangibles, net	(13,214)	(7,724)
Proceeds from sale of long-lived assets	—	165
Net cash used in investing activities	(30,000)	(14,626)
Cash Flows from Financing Activities:
Repayments of long‑term debt	(23,750)	(49,275)
Cash paid for repurchase of common stock	—	(1,967)
Proceeds from employee stock transactions	2,064	53
Taxes paid in connection with exercise of stock options	—	(57)
Payments of dividends	—	(96)
Net cash used in financing activities	(21,686)	(51,342)
Effect of exchange rate changes on cash	(108)	29
Net (decrease) increase in cash	(42,028)	17,692
Cash, beginning of period	80,051	53,650
Cash, end of period	$38,023	$71,342

Supplemental disclosure of cash flow information
Change in accrual for property and equipment	$150	$903
Accrued dividends	319	1,118

See Notes to Unaudited Condensed Consolidated Financial Statements

YETI Holdings, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization and Business

We are a growing designer, marketer, retailer, and distributor of a variety of innovative, branded, premium products to a wide-ranging customer base. Our mission is to ensure that each YETI product delivers exceptional performance and durability in any environment, whether in the remote wilderness, at the beach, or anywhere else life takes our customers. By consistently delivering high-performing products, we have built a following of engaged brand loyalists throughout the United States, Canada, Australia, Japan, and elsewhere, ranging from serious outdoor enthusiasts to individuals who simply value products of uncompromising quality and design. Our relationship with customers continues to thrive and deepen as a result of our innovative new product introductions, expansion and enhancement of existing product families, and multifaceted branding activities.

We distribute our products through a balanced omni-channel platform, consisting of our wholesale and direct-to-consumer (“DTC”) channels. In our wholesale channel, we sell our products through select national and regional accounts and an assemblage of independent retail partners throughout the United States and, more recently, Australia, Canada, and Japan. We carefully evaluate and select retail partners that have an image and approach that are consistent with our premium brand and pricing. Our domestic national and regional specialty retailers include Dick’s Sporting Goods, REI, Academy Sports + Outdoors, Bass Pro Shops / Cabela’s, Ace Hardware, and Williams Sonoma. We sell our products in our DTC channel to customers on YETI.com, country and region specific YETI websites, and YETI Authorized on the Amazon Marketplace, as well as customized products with licensed marks and original artwork through our corporate sales program and at YETI.com. Additionally, we sell our full line of products in Austin, Texas at our first retail store and our corporate store, as well as in Charleston, South Carolina at our second retail store, which opened in June 2019.

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

We operate on a “52‑to 53-week” fiscal year ending on the Saturday closest in proximity to December 31, such that each quarterly period will be 13 weeks in length, except during a 53‑week year when the fourth quarter will be 14 weeks. The unaudited consolidated financial results represent the three months and six months ended June 29, 2019 and June 30, 2018.

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

Emerging Growth Company Status

We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”). Under the JOBS Act, emerging growth companies can delay adopting new or revised financial accounting standards until such time as those standards apply to private companies. We have elected to use the extended transition period for complying with the adoption of new or revised accounting standards and as a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates. We will remain an emerging growth company until the earliest of (i) the end of the fiscal year in which the market value of our common stock that is held by non-affiliates is at least $700 million as of the last business day of our most recently completed second fiscal quarter, (ii) the end of the fiscal year in which we have total annual gross revenues of $1.07 billion or more during such fiscal year, (iii) the date on which we issue more than $1.0 billion in non-convertible debt in a three year period, or (iv) the end of the fiscal year in which the fifth anniversary of our initial public offering (“IPO”) occurs.

As of June 28, 2019, the last business day of our most recently completed second fiscal quarter, the market value of our common stock that was held by non-affiliates was greater than $700 million. As a result, we will become a large accelerated filer and will no longer qualify as an emerging growth company on December 28, 2019, the end of our current fiscal year. Accordingly, at that time we will no longer qualify for the provisions of the JOBS Act that allow companies to adopt new or revised accounting standards when required by private company accounting standards.

Recently Adopted Accounting Guidance

In the first quarter of 2019, we adopted Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”), using the modified retrospective transition method and applying this approach to contracts not completed as of the date of adoption. ASC 606 establishes a single comprehensive model for entities to use in accounting for revenue under GAAP and requires companies to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASC 606 also requires certain disclosures regarding qualitative and quantitative information with respect to the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The adoption of ASC 606 resulted in a net decrease of $0.5 million to accumulated deficit as of December 30, 2018. The cumulative effect adjustment primarily related to revenue that would have been recognized in the prior period for certain wholesale transactions and substantially all e-commerce transactions at the time of shipment, rather than upon delivery to the customer, based on our evaluation of the transfer of control of the goods. Comparative prior period information has not been restated and continues to be reported in accordance with accounting standards in effect for those periods. Please see Note 2 for additional revenue disclosures.

Under ASC 606, an asset for the estimated cost of inventory expected to be returned is now recognized separately from the liability for sales-related reserves. This resulted in an increase in prepaid expenses and other current assets and an increase in accrued expenses and other current liabilities on our unaudited condensed consolidated balance sheets as of June 29, 2019. Additionally, miscellaneous claims from customers are now recognized in net sales. Previously, these costs were recorded in selling, general and administrative expenses.

The effect of adoption of ASC 606 on our unaudited condensed consolidated financial statements was as follows for the periods indicated (in thousands):

	Three Months Ended June 29, 2019			Six Months Ended June 29, 2019
	As Reported	Impact of Adoption	Balances without Adoption of ASC 606	As Reported	Impact of Adoption	Balances without Adoption of ASC 606
Net sales	$231,654	$(2,235)	$229,419	$387,007	$(6,279)	$380,728
Cost of goods sold	115,377	(834)	114,543	194,103	(2,478)	191,625
Gross profit	116,277	(1,401)	114,876	192,904	(3,801)	189,103
Selling, general, and administrative expenses	81,277	83	81,360	149,120	235	149,355
Operating income	35,000	(1,484)	33,516	43,784	(4,036)	39,748
Interest expense	(5,695)	—	(5,695)	(11,762)	—	(11,762)
Other income	49	—	49	112	—	112
Income before income taxes	29,354	(1,484)	27,870	32,134	(4,036)	28,098
Income tax expense	(7,131)	364	(6,767)	(7,744)	990	(6,754)
Net income	$22,223	$(1,120)	$21,103	$24,390	$(3,046)	$21,344

	June 29, 2019
	As Reported	Impact of Adoption	Balances without Adoption of ASC 606
ASSETS
Accounts receivable, net	$75,856	$(7,522)	$68,334
Inventory	181,354	2,825	184,179
Prepaid expenses and other current assets	17,762	(751)	17,011
Deferred charges and other assets	1,478	19	1,497

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accrued expenses and other current liabilities	44,575	(751)	43,824
Taxes payable	1,766	(1,132)	634
Accumulated deficit	(215,533)	(3,546)	(219,079)

The adjustments above do not have an impact on net cash used in operating activities; however, they do impact the changes in operating assets and liabilities for the related accounts within the disclosure of operating activities on our unaudited condensed consolidated statement of cash flows.

Recent Accounting Guidance Not Yet Adopted

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842), which replaces existing lease accounting guidance. The new standard is intended to provide enhanced transparency and comparability by requiring lessees to record right-of-use assets and corresponding lease liabilities on the balance sheet. The new guidance will require lessees to continue to classify leases as either operating or financing, with classification affecting the pattern of expense recognition in the income statement. Since we anticipate that we will no longer qualify as an emerging growth company as of December 28, 2019, we expect to adopt this standard effective December 30, 2018, the first day of fiscal year 2019. The ASU is required to be applied using a modified retrospective approach at the beginning of the earliest period presented, with optional practical expedients. We continue to assess the effect the guidance will have on our existing accounting policies and the consolidated financial statements and expect there will be an increase in assets and liabilities on the consolidated balance sheets at adoption due to the recording of right-of-use assets and corresponding lease liabilities, which may be material.

In June 2018, the FASB issued ASU 2018-07, Compensation – Stock Compensation (Topic 718). The amendments expand the scope of Topic 718, which currently only includes share-based payments to employees, to include share-based payments issued to nonemployees for goods or services. Consequently, the accounting for share-based payments to nonemployees and employees will be substantially aligned. Since we anticipate that we will no longer qualify as an emerging growth company as of December 28, 2019, we expect to adopt this standard effective December 30, 2018, the first day of fiscal year 2019. The Company does not expect the adoption of this standard to have a material impact on its consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments, which replaces the current incurred loss impairment method with a method that reflects expected credit losses on financial instruments. In November 2018, the FASB issued update ASU 2018-19 that clarifies the scope of the standard in the amendments in ASU 2016-13. For public companies, the new standard is effective for fiscal years beginning after December 15, 2019, and early adoption is permitted. Since we anticipate that we will no longer qualify as an emerging growth company as of December 28, 2019, we expect to adopt this standard in the first quarter of fiscal year 2020 and are currently evaluating the impact that the adoption of this standard will have on our consolidated financial statements and disclosures.

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

Certain products that we sell include a limited warranty which does not meet the definition of a performance obligation within the context of the contract. Product warranty costs are estimated based on historical and anticipated trends and are recorded as cost of goods sold at the time revenue is recognized.

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

The following table provides information about accounts receivable and contract liabilities at the periods indicated (in thousands):

	June 29, 2019	At Adoption - December 30, 2018 (1)
Accounts receivable, net	$75,856	$60,336
Contract liabilities	(2,385)	(9,457)

_________________________

(1)	We adopted ASC 606 on December 30, 2018. See Note 1 for additional information.

For the three and six months ended June 29, 2019, we recognized $0.1 million and $9.4 million, respectively, of revenue that was previously included in the contract liability balance at the beginning of the period. The change in the contract liability balance primarily results from the timing differences between the customer’s payment and our satisfaction of performance obligations.

Disaggregation of Revenue

The following table disaggregates our net sales by channel, product category, and geography for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	June 29,	June 30,	June 29,	June 30,
	2019	2018 (1)	2019	2018 (1)
Net Sales by Channel
Wholesale	$149,176	$148,781	$242,784	$235,773
Direct-to-consumer	82,478	57,507	144,223	105,772
Total net sales	$231,654	$206,288	$387,007	$341,545

Net Sales by Category
Coolers & Equipment	$109,056	$99,600	$168,708	$153,342
Drinkware	116,955	100,868	207,910	176,654
Other	5,643	5,820	10,389	11,549
Total net sales	$231,654	$206,288	$387,007	$341,545

Net Sales by Geographic Region
United States	$220,978	$202,282	$369,646	$336,072
International	10,676	4,006	17,361	5,473
Total net sales	$231,654	$206,288	$387,007	$341,545

_________________________

(1)

Prior year information is presented in accordance with accounting guidance in effect during that period and has not been updated to reflect the impact of ASC 606. See Note 1 for additional information.

For both the three months ended June 29, 2019 and June 30, 2018, our largest single customer represented approximately 17% of gross sales. For both the six months ended June 29, 2019 and June 30, 2018, our largest single customer represented approximately 16% of gross sales.

3. INTANGIBLE ASSETS

Intangible assets consisted of the following at the dates indicated below (in thousands):

	June 29, 2019
		Gross		Net
	Useful	Carrying	Accumulated	Carrying
	Life	Amount	Amortization	Amount
Tradename	Indefinite	$31,363	$—	$31,363
Trade dress	Indefinite	13,333	—	13,333
Trademarks	Indefinite	9,122	—	9,122
Customer relationships	11 years	42,205	(27,028)	15,177
Trademarks	6 - 30 years	18,169	(3,481)	14,688
Patents	4 - 25 years	6,435	(584)	5,851
Non-compete agreements	5 years	2,815	(2,815)	—
Other intangibles	15 years	1,036	(195)	841
Total intangible assets		$124,478	$(34,103)	$90,375

	December 29, 2018
		Gross		Net
	Useful	Carrying	Accumulated	Carrying
	Life	Amount	Amortization	Amount
Tradename	Indefinite	$31,363	$—	$31,363
Trade dress	Indefinite	13,466	—	13,466
Customer relationships	11 years	42,205	(25,110)	17,095
Trademarks	6 - 30 years	14,867	(2,696)	12,171
Patents	4 - 25 years	5,522	(461)	5,061
Non-compete agreements	5 years	2,815	(2,815)	—
Other intangibles	15 years	1,026	(163)	863
Total intangible assets		$111,264	$(31,245)	$80,019

Acquisition

In March 2019, we acquired the intellectual property rights related to the YETI brand across several jurisdictions, primarily in Europe and Asia, for $9.1 million, pursuant to certain purchase agreements we entered into with a European outdoor retailer.  The intellectual property rights include trademark registrations and applications for YETI formative trademarks for goods and services as well as domain names that include the YETI trademark. The purchase price has been allocated on a preliminary basis to trademarks.

4. LONG-TERM DEBT

Extinguishment of Debt

In May 2019, we repaid in full $1.5 million of remaining principal amount on the unsecured promissory note to Rambler On LLC and $0.1 million of accrued interest outstanding, using cash on hand.

5. INCOME TAXES

Income tax expense was $7.1 million and $5.7 million for the three months ended June 29, 2019 and June 30, 2018, respectively. The increase in income tax expense is due to higher income before income taxes. The effective tax rate for the three months ended June 29, 2019 was 24%, compared to 23% for the three months ended June 30, 2018.

Income tax expense was $7.7 million and $4.0 million for the six months ended June 29, 2019 and June 30, 2018, respectively. The increase in income tax expense is due to higher income before income taxes. The effective tax rate for the six months ended June 29, 2019 was 24%, compared to 21% for the six months ended June 30, 2018. A discrete income tax benefit resulted in a lower effective tax rate for the six months ended June 30, 2018.

For interim periods, our income tax expense and resulting effective tax rate are based upon an estimated annual effective tax rate adjusted for the effects of items required to be treated as discrete to the period, including changes in tax laws, changes in estimated exposures for uncertain tax positions, and other items.

6. STOCK‑BASED COMPENSATION

Stock-Based Compensation Plans

In October 2018, our Board of Directors adopted the 2018 Equity Incentive Plan (the “2018 Plan”) and ceased granting awards under the 2012 Equity and Performance Incentive Plan (the “2012 Plan”). The 2018 Plan became effective with the completion of our IPO on October 24, 2018. Any remaining shares available for issuance under the 2012 Plan as of our IPO effectiveness date are not available for future issuance. However, shares subject to stock awards granted under the 2012 Plan (a) that expire or terminate without being exercised or (b) that are forfeited under an award, return to the 2018 Plan share reserve for future grant.

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

During the six months ended June 29, 2019, we granted 540,952 stock options and 294,735 RSUs to various employees. The stock options have a ten year term and each of the stock options and RSUs vest in accordance with the following schedule: (a) one-third will vest on the first anniversary of the grant date, and (b) an additional one-sixth will vest on the first four six-month anniversaries of the initial vesting date.

During the six months ended June 29, 2019, we granted 12,314 RSUs and 9,727 deferred stock units (“DSUs”) to our non-employee members of the Board of Directors. The RSUs and DSUs vest immediately prior to our next annual meeting of our stockholders, subject to the non-employee director’s continued service through the applicable vesting date. However, both awards of RSUs and DSUs are subject to accelerated vesting in the event the non-employee director dies or becomes disabled or in the event of a change in control.

We recognized non-cash stock-based compensation expense of $4.3 million and $4.1 million for the three months ended June 29, 2019 and June 30, 2018, respectively. For the six months ended June 29, 2019 and June 30, 2018, we recognized non-cash stock-based compensation expense of $8.3 million and $7.1 million, respectively.

As of June 29, 2019, total unrecognized non-cash stock-based compensation expense for unvested options was $8.8 million, which will be recognized over the next three years. As of June 29, 2019, total unrecognized non-cash stock-based compensation expense for unvested performance-based RSUs was $41.7 million. As of June 29, 2019, total unrecognized stock-based compensation expense for unvested RSUs and DSUs was $6.0 million and $0.2 million, respectively, which will be recognized over the next three years.

Pursuant to the performance-based RSU agreements that each grantee, including each named executive officer, entered into with us, the performance-based RSUs will become fully vested and nonforfeitable upon a transaction that results in Cortec Group Fund V, L.P. and its affiliates (collectively, “Cortec”), our majority stockholder, ceasing to own 35% or more of the voting power of the outstanding securities of our company, which we refer to as the Cortec Sale, and the achievement of certain EBITDA targets for calendar years 2018 and 2019, provided that if a Cortec Sale occurs prior to the date on which our Board of Directors certifies that the applicable EBITDA target has been achieved, all performance-based RSUs that have not already been forfeited will become nonforfeitable and shares of our common stock will be delivered to the applicable grantee within 30 days of the performance-based RSUs becoming nonforfeitable. Our Board of Directors has certified that the EBITDA target for calendar year 2018 was achieved. In order to receive their shares, the grantee must remain employed until the date of the Cortec Sale and must not have violated any of the terms of such grantee’s non-competition agreement or other restrictive covenant agreements with us. The performance-based RSUs are not transferable or assignable.

A summary of the balances of our stock-based compensation plans as of June 29, 2019, and changes during the six months ended June 29, 2019, is presented below (in thousands, except per share data):

			Performance-Based
	Stock Options		Restricted Stock Units		Restricted Stock Units		Deferred Stock Units
		Weighted		Weighted		Weighted		Weighted
	Number of	Average Exercise	Number of	Average Grant	Number of	Average Grant	Number of	Average Grant
	Options	Price	RSUs	Date Fair Value	RSUs	Date Fair Value	DSUs	Date Fair Value
Balance, December 29, 2018	2,889	$6.56	1,411	$31.74	7	$17.00	13	$17.00
Granted	541	22.84	—	—	307	23.02	10	24.80
Exercised/released	(624)	3.31	—	—	—	—	—	—
Forfeited/expired	(50)	19.58	(93)	31.74	(12)	22.84	—	—
Balance, June 29, 2019	2,756	$10.26	1,318	$31.74	302	$22.89	23	$20.34

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

The following assumptions were utilized to calculate the fair value of stock options granted during the six months ended June 29, 2019:

Six Months Ended
June 29,
2019
Expected option term	6 years
Expected stock price volatility	27%
Risk-free interest rate	2.5%
Expected dividend yield	–%
Weighted average fair value at date of grant	$7.33

7. EARNINGS PER SHARE

The number of common shares outstanding totaled 84.8 million and 84.2 million at June 29, 2019 and December 29, 2018, respectively. Basic income per share is computed by dividing income available to common stockholders by the weighted‑average number of common shares outstanding during the period. Diluted income per share includes the additional effect of all potentially dilutive securities, which includes dilutive stock options granted under stock‑based compensation plans.

A reconciliation of shares for basic and diluted net income per share is set forth below (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 29,	June 30,	June 29,	June 30,
	2019	2018	2019	2018
Net income	$22,223	$18,825	$24,390	$15,564
Weighted-average common shares outstanding—basic	84,577	81,147	84,387	81,283
Effect of dilutive securities	1,650	1,785	1,655	1,673
Weighted-average common shares outstanding—diluted	86,227	82,932	86,042	82,956
Earnings per share
Basic	$0.26	$0.23	$0.29	$0.19
Diluted	$0.26	$0.23	$0.28	$0.19

Effects of potentially dilutive securities are presented only in periods in which they are dilutive. Outstanding stock options representing 0.5 million shares of common stock were excluded from the calculation of diluted earnings per share for the three months ended June 29, 2019, and outstanding stock options representing 1.1 million and 0.1 million shares of common stock were excluded from the calculation of diluted earnings per share for the six months ended June 29, 2019 and June 30, 2018, respectively, because their effect would be anti‑dilutive. No outstanding stock options were excluded from the calculation of diluted earnings per share for the three months ended June 30, 2018. In addition, 1.3 million shares of performance-based RSUs were excluded from the calculations of diluted earnings per share for both the three and six months ended June 29, 2019, because these units were not considered to be contingent outstanding shares.

8. COMMITMENTS AND CONTINGENCIES

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

Overview of Business

We are a growing designer, marketer, retailer, and distributor of a variety of innovative, branded, premium products to a wide‑ranging customer base. Our mission is to ensure that each YETI product delivers exceptional performance and durability in any environment, whether in the remote wilderness, at the beach, or anywhere else life takes you. By consistently delivering high‑performing products, we have built a following of engaged brand loyalists throughout the United States, Canada, Japan, Australia, and elsewhere, ranging from serious outdoor enthusiasts to individuals who simply value products of uncompromising quality and design. Our relationship with customers continues to thrive and deepen as a result of our innovative new product introductions, expansion and enhancement of existing product families, and multifaceted branding activities.

We distribute our products through a balanced omni-channel platform, consisting of our wholesale and direct-to-consumer (“DTC”) channels. In our wholesale channel, we sell our products through select national and regional accounts and an assemblage of independent retail partners throughout the United States and, more recently, Australia, Canada, and Japan. We carefully evaluate and select retail partners that have an image and approach that are consistent with our premium brand and pricing. Our domestic national and regional specialty retailers include Dick’s Sporting Goods, REI, Academy Sports + Outdoors, Bass Pro Shops / Cabela’s, Ace Hardware, and Williams Sonoma. We sell our products in our DTC channel to customers on YETI.com, country and region specific YETI websites, and YETI Authorized on the Amazon Marketplace, as well as customized products with licensed marks and original artwork through our website and corporate sales program. Additionally, we sell our full line of products in Austin, Texas at our first retail store and our corporate store, as well as in Charleston, South Carolina at our second retail store, which opened in June 2019.

The terms “we,” “us,” “our,” and “the Company” as used herein and unless otherwise stated or indicated by context, refer to YETI Holdings, Inc. and its subsidiaries.

Recent Developments

International Expansion

In July 2019, as part of our strategy to expand internationally, we launched the uk.YETI.com and eu.YETI.com websites in the United Kingdom and Europe, respectively, to provide consumers the opportunity to purchase YETI products directly on-line. In June 2019, we also launched the YETI.ca website in Canada.

Retail Stores Openings

In June 2019, we opened our second retail store, which is located in Charleston, South Carolina, and we plan to open an additional store in Chicago, Illinois in the second half of 2019. In addition, in March 2019, we entered into a lease for a new retail location in Denver, Colorado, which we plan to open in the second half of 2019.

Extinguishment of Debt

In May 2019, we repaid in full $1.5 million of remaining principal amount on the unsecured promissory note to Rambler On LLC, or Rambler On, and $0.1 million of accrued interest outstanding, using cash on hand.

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

Intellectual Property Acquisition

In March 2019, we acquired the intellectual property rights related to the YETI brand across several jurisdictions, primarily in Europe and Asia, for $9.1 million, pursuant to certain purchase agreements we entered into with a European outdoor retailer.  The intellectual property rights include trademark registrations and applications for YETI formative trademarks for goods and services as well as domain names that include the YETI trademark.

Product Introductions

Since the beginning of the second quarter of 2019, we have introduced our LoadOut GoBox, Rambler 12 oz. Bottle, Daytrip Lunch Bag, next-generation Hopper M30 Soft Cooler, Rambler Jr. Kids Bottle, Rambler Stackable Mug, the Trailhead Dog Bed, Boomer 4 Dog Bowl, Crossroads 23 Backpack, and Crossroads Tote Bag. In addition, we introduced new colorways for Drinkware, hard and soft coolers, and for our Camino Carryall. During the three months ended March 30, 2019, we introduced our Rambler 24 oz. Mug and expanded distribution of our Camino Carryall to our wholesale channel.

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

Gross profit. Gross profit reflects net sales less cost of goods sold, which primarily includes the purchase cost of our products from our third-party contract manufacturers, inbound freight and duties, product quality testing and inspection costs, depreciation expense of our molds and equipment, and the cost of customizing Drinkware products. We calculate gross margin as gross profit divided by net sales. Gross margin in our DTC sales channel is generally higher than that on sales in our wholesale channel.

Selling, general, and administrative expenses. Selling, general, and administrative (“SG&A”) expenses consist primarily of marketing costs, employee compensation and benefits costs, costs of our outsourced warehousing and logistics operations, costs of operating on third party DTC marketplaces, professional fees and services, non-cash stock-based compensation, cost of product shipment to our customers, depreciation and amortization expense, and general corporate infrastructure expenses.

Fiscal Year and Reporting Calendar. We operate on a “52‑to 53-week” fiscal year ending on the Saturday closest in proximity to December 31, such that each quarterly period will be 13 weeks in length, except during a 53‑week year when the fourth quarter will be 14 weeks. The unaudited consolidated financial results represent the three and six months ended June 29, 2019 and June 30, 2018.

Results of Operations

The discussion below should be read in conjunction with the following table and our unaudited financial statements, and related notes. The following table sets forth selected statement of operations data, and their corresponding percentage of net sales, for the periods indicated (dollars in thousands).

	Three Months Ended				Six Months Ended
	June 29, 2019		June 30, 2018		June 29, 2019		June 30, 2018
Statement of Operations
Net sales	$231,654	100%	$206,288	100%	$387,007	100%	$341,545	100%
Cost of goods sold	115,377	50%	105,718	51%	194,103	50%	183,786	54%
Gross profit	116,277	50%	100,570	49%	192,904	50%	157,759	46%
Selling, general, and administrative expenses	81,277	35%	67,384	33%	149,120	39%	121,329	36%
Operating income	35,000	15%	33,186	16%	43,784	11%	36,430	11%
Interest expense	(5,695)	2%	(8,593)	4%	(11,762)	3%	(16,719)	5%
Other income (expense)	49	0%	(93)	0%	112	0%	(111)	0%
Income before income taxes	29,354	13%	24,500	12%	32,134	8%	19,600	6%
Income tax expense	(7,131)	3%	(5,675)	3%	(7,744)	2%	(4,036)	1%
Net income	$22,223	10%	$18,825	9%	$24,390	6%	$15,564	5%

Non-GAAP measures (1)
Adjusted operating income	$43,446	19%	$38,894	19%	$58,126	15%	$46,642	14%
Adjusted net income	28,599	12%	23,192	11%	35,218	9%	23,453	7%
Adjusted EBITDA	50,757	22%	44,983	22%	72,039	19%	58,416	17%

_________________________

(1)

For the definitions of adjusted operating income, adjusted net income, adjusted EBITDA and a reconciliation of such measures to operating income, net income, and net income, respectively, see “Non-GAAP Financial Measures” below.

Three Months Ended June 29, 2019 Compared to June 30, 2018

	Three Months Ended
	June 29,	June 30,	Change
(dollars in thousands)	2019	2018	$	%
Net sales	$231,654	$206,288	$25,366	12%
Gross profit	$116,277	$100,570	$15,707	16%
Gross margin (Gross profit as a % of net sales)	50.2%	48.8%
Selling, general, and administrative expenses	$81,277	$67,384	$13,893	21%
SG&A as a % of net sales	35.1%	32.7%

Net Sales

Net sales increased $25.4 million, or 12%, to $231.7 million for the three months ended June 29, 2019, compared to $206.3 million for the three months ended June 30, 2018. This increase in net sales was driven by growth in our DTC channel. DTC channel net sales increased $25.0 million, or 43%, to $82.5 million, compared to $57.5 million in the prior year quarter led by strong performance in our two primary product categories. Net sales in our wholesale channel were flat at $149.2 million, compared to $148.8 million in the same period last year. Our net sales growth benefitted by approximately $8 million due to a cumulative effect adjustment we recorded in connection with the transition from a sell-in to a sell-through revenue recognition method in the second quarter of 2018 for sales through YETI Authorized on the Amazon Marketplace.

Net sales in our two primary product categories were as follows:

•

Drinkware net sales increased by $16.1 million, or 16%, to $117.0 million, compared to $100.9 million in the prior year quarter, primarily driven by the continued expansion of our Drinkware product offerings, including the introduction of new colorways, sizes, and strong demand for customization.

•

Coolers & Equipment net sales increased by $9.5 million, or 9%, to $109.1 million, compared to $99.6 million in the same period last year, primarily driven by strong performance in bags, hard coolers, outdoor living products, and cargo.

Gross Profit

Gross profit increased $15.7 million, or 16%, to $116.3 million, compared to $100.6 million in the prior year quarter. Gross margin increased 140 basis points to 50.2% from 48.8% in the prior year quarter. The increase in gross margin was primarily driven by:

•	cost improvements across our product portfolio, which favorably impacted gross margin by approximately 200 basis points;
•	an increase in the mix of higher margin DTC channel net sales, which favorably impacted gross margin by approximately 110 basis points; and
•	lower inbound air freight, reflecting higher costs to expedite Drinkware inventory supply in prior periods, which favorably impacted gross margin by approximately 70 basis points.

These factors, which contributed to the aggregate increase in gross margin were partially offset by the unfavorable impact of:

•	increased tariff rates, which reduced gross margin by approximately 110 basis points;
•	unfavorable impact of inventory reserve reductions in the prior year quarter, which reduced gross margin by approximately 50 basis points;
•	end-of-life price reductions on our Hopper Two 30 soft cooler, which reduced gross margin by approximately 40 basis points; and
•	lower inventory-related insurance recoveries, which reduced gross margin by approximately 70 basis points.

Selling, General, and Administrative Expenses

SG&A expenses increased by $13.9 million, or 21%, to $81.3 million for the three months ended June 29, 2019, compared to $67.4 million for the three months ended June 30, 2018. As a percentage of net sales, SG&A increased 240 basis points to 35.1% for the three months ended June 29, 2019. SG&A expenses were impacted by the following:

•

an increase of $8.3 million, or 160 basis points, in general and administrative expenses primarily due to (i) increased personnel and infrastructure to support long-term growth in our business; (ii) costs incurred in connection with our secondary offering in May 2019; (iii) higher temporary labor and information technology expenses to support growth in our information technology system infrastructure and to facilitate continued development of our omni-channel capabilities; (iv) increased depreciation and amortization expense; and (v) higher general liability insurance expenses in connection with our transition to becoming a public company; partially offset by other general and administrative cost savings; and

•

an increase of $5.6 million, or 80 basis points, in selling expenses due to higher variable expenses, including online marketplace fees, marketing expenses, outbound freight, and credit card processing fees, partially offset by lower third-party logistics fees.

Non‑Operating Expenses

Interest expense was $5.7 million for the three months ended June 29, 2019, compared to $8.6 million for the three months ended June 30, 2018. The decrease in interest expense was primarily due to decreased balances on our Credit Facility (as defined below) on which the interest expense is calculated. See further discussion of our Credit Facility in “—Liquidity and Capital Resources” below.

Income tax expense was $7.1 million for the three months ended June 29, 2019, compared to $5.7 million for the three months ended June 30, 2018. The increase in income tax expense is due to higher income before income taxes. The effective tax rate for the three months ended June 29, 2019 was 24%, compared to 23% for the three months ended June 30, 2018.

Six Months Ended June 29, 2019 Compared to June 30, 2018

	Six Months Ended
	June 29,	June 30,	Change
(dollars in thousands)	2019	2018	$	%
Net sales	$387,007	$341,545	$45,462	13%
Gross profit	$192,904	$157,759	$35,145	22%
Gross margin (Gross profit as a % of net sales)	49.8%	46.2%
Selling, general, and administrative expenses	$149,120	$121,329	$27,791	23%
SG&A as a % of net sales	38.5%	35.5%

Net Sales

Net sales increased $45.5 million, or 13%, to $387.0 million for the six months ended June 29, 2019, compared to $341.5 million for the six months ended June 30, 2018. This increase in net sales was primarily driven by growth in our DTC channel. DTC channel net sales increased $38.5 million, or 36%, to $144.2 million, compared to $105.8 million in the prior year period led by strong performance in both product categories, particularly Drinkware. Net sales in our wholesale channel increased $7.0 million, or 3%, to $242.8 million, compared to $235.8 million in the same period last year driven by strong performance in our two primary product categories. Our net sales growth benefitted by approximately $8 million due to a cumulative effect adjustment we recorded in connection with the transition from a sell-in to a sell-through revenue recognition method in the second quarter of 2018 for sales through YETI Authorized on the Amazon Marketplace.

Net sales in our two primary product categories were as follows:

•

Drinkware net sales increased by $31.3 million, or 18%, to $207.9 million, compared to $176.7 million in the prior year period, primarily driven by the continued expansion of our Drinkware product offerings, including the introduction of new colorways, sizes, accessories, and strong demand for customization.

•

Coolers & Equipment net sales increased by $15.4 million, or 10%, to $168.7 million, compared to $153.3 million in the same period last year, primarily driven by strong performance in bags, outdoor living, hard coolers, and cargo, as well as the expanded distribution of the Camino Carryall to our wholesale channel.

Gross Profit

Gross profit increased $35.1 million, or 22%, to $192.9 million compared to $157.8 million in the prior year period. Gross margin increased 370 basis points to 49.8% from 46.2% in the same period last year. The increase in gross margin was primarily driven by:

•	cost improvements across our product portfolio, which favorably impacted gross margin by approximately 280 basis points;
•	an increase in the mix of higher margin DTC channel net sales, which favorably impacted gross margin by approximately 170 basis points; and
•	lower inbound air freight, reflecting higher costs to expedite Drinkware inventory supply in prior periods, which favorably impacted gross margin by approximately 80 basis points.

These factors, which contributed to the aggregate increase in gross margin were partially offset by the unfavorable impact of:

•	increased tariff rates, which reduced gross margin by approximately 90 basis points;
•	unfavorable impact of inventory reserve reductions in the prior year period, which reduced gross margin by approximately 30 basis points; and
•	end-of-life price reductions on our Hopper Two 30 soft cooler, which reduced gross margin by approximately 20 basis points.

Selling, General, and Administrative Expenses

SG&A expenses increased by $27.8 million, or 23%, to $149.1 million for the six months ended June 29, 2019 compared to $121.3 million for the six months ended June 30, 2018. As a percentage of net sales, SG&A increased 300 basis points to 38.5% for the six months ended June 29, 2019. SG&A expenses were impacted by the following:

•

an increase of $14.3 million, or 140 basis points, in general and administrative expenses primarily due to (i) increased employee headcount to support growth in our business and increased non-cash stock-based compensation; (ii) costs incurred in connection with our secondary offering in May 2019; (iii) higher temporary labor and information technology expenses to support growth in our information technology system infrastructure and to facilitate continued development of our omni-channel capabilities; (iv) increased depreciation and amortization expense; and (v) higher general liability insurance expenses in connection with our transition to becoming a public company, partially offset by other general and administrative cost savings; and

•

an increase of $13.5 million, or 160 basis points, in selling expenses due to higher marketing expenses, which were broad-based across both brand and performance marketing efforts as well as higher variable expenses, including online marketplace fees, outbound freight, and credit card processing fees, which were unfavorably impacted by higher volumes in our DTC channel net sales, partially offset by lower third-party logistics fees.

Non‑Operating Expenses

Interest expense was $11.8 million for the six months ended June 29, 2019, compared to $16.7 million for the six months ended June 30, 2018. The decrease in interest expense was primarily due to decreased balances on our Credit Facility (as defined below) on which the interest expense is calculated. See further discussion of our Credit Facility in “—Liquidity and Capital Resources” below.

Income tax expense was $7.7 million for the six months ended June 29, 2019, compared to $4.0 million for the six months ended June 30, 2018. The increase in income tax expense is due to higher income before income taxes. The effective tax rate for the six months ended June 29, 2019 was 24%, compared to 21% for the six months ended June 30, 2018. A discrete income tax benefit resulted in a lower effective tax rate for the six months ended June 30, 2018.

Non‑GAAP Financial Measures

We define adjusted operating income and adjusted net income as operating income and net income, respectively, adjusted for non-cash stock-based compensation expense, asset impairment charges, investments in new retail locations and international market expansion, transition to Cortec Group Fund V, L.P., and its affiliates, (collectively, “Cortec”), majority ownership, transition to the ongoing senior management team, and transition to a public company, and, in the case of adjusted net income, also adjusted for accelerated amortization of deferred financing fees and the loss from early extinguishment of debt resulting from early prepayments of debt, and the tax impact of such adjustments. Adjusted net income per share is calculated using adjusted net income, as defined above, and diluted weighted average shares outstanding. We define adjusted EBITDA as net income before interest expense, net, provision (benefit) for income taxes and depreciation and amortization, adjusted for the impact of certain other items, including: non-cash stock-based compensation expense; asset impairment charges; accelerated amortization of deferred financing fees and loss from early extinguishment of debt resulting from the early prepayment of debt; investments in new retail locations and international market expansion; transition to Cortec majority ownership; transition to the ongoing senior management team; and transition to a public company. The expenses incurred related to these transitional events include: management fees and contingent consideration related to the transition to Cortec majority ownership; severance, recruiting, and relocation costs related to the transition to our ongoing senior management team; consulting fees, recruiting fees, salaries and travel costs related to members of our Board of Directors, fees associated with Sarbanes-Oxley Act compliance, incremental audit and legal fees in connection with our transition to a public company, and costs incurred in connection with our secondary offering. All of these transitional costs are reported in SG&A expenses.

Adjusted operating income, adjusted net income, adjusted net income per diluted share, and adjusted EBITDA are not defined under accounting principles generally accepted in the United States of America (“GAAP”) and may not be comparable to similarly titled measures reported by other entities. We use these non-GAAP measures, along with GAAP measures, as a measure of profitability. These measures help us compare our performance to other companies by removing the impact of our capital structure; the effect of operating in different tax jurisdictions; the impact of our asset base, which can vary depending on the book value of assets and methods used to compute depreciation and amortization; the effect of non-cash stock-based compensation expense, which can vary based on plan design, share price, share price volatility, and the expected lives of equity instruments granted; as well as certain expenses related to what we believe are events of a transitional nature. We also disclose adjusted operating income, adjusted net income, and adjusted EBITDA as a percentage of net sales to provide a measure of relative profitability.

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

	Three Months Ended		Six Months Ended
	June 29,	June 30,	June 29,	June 30,
	2019	2018	2019	2018
Operating income	$35,000	$33,186	$43,784	$36,430
Adjustments:
Non‑cash stock‑based compensation expense(1)	4,281	4,098	8,286	7,108
Long-lived asset impairment(1)	3	—	97	—
Investments in new retail locations and international market expansion(1)(2)	823	—	1,051	240
Transition to Cortec majority ownership(1)(3)	—	—	—	750
Transition to the ongoing senior management team(1)(4)	423	878	523	1,344
Transition to a public company(1)(5)	2,916	732	4,385	770
Adjusted operating income	$43,446	$38,894	$58,126	$46,642

Net income	$22,223	$18,825	$24,390	$15,564
Adjustments:
Non‑cash stock‑based compensation expense(1)	4,281	4,098	8,286	7,108
Long-lived asset impairment(1)	3	—	97	—
Investments in new retail locations and international market expansion(1)(2)	823	—	1,051	240
Transition to Cortec majority ownership(1)(3)	—	—	—	750
Transition to the ongoing senior management team(1)(4)	423	878	523	1,344
Transition to a public company(1)(5)	2,916	732	4,385	770
Tax impact of adjusting items(6)	(2,070)	(1,341)	(3,514)	(2,323)
Adjusted net income	$28,599	$23,192	$35,218	$23,453

Net income	$22,223	$18,825	$24,390	$15,564
Adjustments:
Interest expense	5,695	8,593	11,762	16,719
Income tax expense	7,131	5,675	7,744	4,036
Depreciation and amortization expense(7)	7,262	6,182	13,801	11,885
Non‑cash stock‑based compensation expense(1)	4,281	4,098	8,286	7,108
Long-lived asset impairment(1)	3	—	97	—
Investments in new retail locations and international market expansion(1)(2)	823	—	1,051	240
Transition to Cortec majority ownership(1)(3)	—	—	—	750
Transition to the ongoing senior management team(1)(4)	423	878	523	1,344
Transition to a public company(1)(5)	2,916	732	4,385	770
Adjusted EBITDA	$50,757	$44,983	$72,039	$58,416

Net sales	$231,654	$206,288	$387,007	$341,545
Operating income as a % of net sales	15.1%	16.1%	11.3%	10.7%
Adjusted operating income as a % of net sales	18.8%	18.9%	15.0%	13.7%
Net income as a % of net sales	9.6%	9.1%	6.3%	4.6%
Adjusted net income as a % of net sales	12.3%	11.2%	9.1%	6.9%
Adjusted EBITDA as a % of net sales	21.9%	21.8%	18.6%	17.1%

Net income per diluted share	$0.26	$0.23	$0.28	$0.19
Adjusted net income per diluted share	$0.33	$0.28	$0.41	$0.28
Weighted average common shares outstanding - diluted	86,227	82,932	86,042	82,956

_________________________

(1)	These costs are reported in SG&A expenses.
(2)	Represents retail store pre-opening expenses and costs for expansion into new international markets.

(3)

Represents management service fees paid to Cortec, our majority stockholder. The management services agreement with Cortec was terminated immediately following the completion of our IPO in October 2018.

(4)	Represents severance, recruiting, and relocation costs related to the transition to our ongoing senior management team.
(5)

Represents (i) fees and expenses in connection with our transition to a public company, including consulting fees, recruiting fees, salaries, and travel costs related to members of our Board of Directors, fees associated with Sarbanes-Oxley Act compliance, incremental audit and legal fees associated with being a public company, and (ii) $1.5 million of costs incurred in connection with our secondary offering in May 2019.

(6)

Represents the tax impact of adjustments calculated at an expected statutory tax rate of 24.5% and 23.5% for the three months ended June 29, 2019 and June 30, 2018, respectively. For the six months ended June 29, 2019 and June 30, 2018, the tax rate used to calculate the tax impact of adjustments was 24.5% and 22.8%, respectively.

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

Credit Facility

We have a $650.0 million senior secured credit facility (the “Credit Facility”). The Credit Facility provides for: (a) a $100.0 million Revolving Credit Facility maturing on May 19, 2021 (the “Revolving Credit Facility”); (b) a $445.0 million term loan A maturing on May 19, 2021; and (c) a $105.0 million term loan B which would have matured on May 19, 2022 and was repaid in full during the fourth quarter of 2018. As of June 29, 2019, we were in compliance with all covenants under the Credit Facility.

Current Liquidity

At June 29, 2019, we had $38.0 million in cash on hand, no outstanding borrowings under our Revolving Credit Facility, and $100.0 million available for borrowing under our Revolving Credit Facility.

The recent changes in our working capital requirements generally reflect the growth in our business. Although we cannot predict with certainty all of our particular short-term cash uses or the timing or amount of cash requirements, to operate and grow our business, we believe that our available cash on hand, along with amounts available under our Revolving Credit Facility will be sufficient to satisfy our liquidity requirements for at least the next twelve months. However, the continued growth of our business, including our expansion into international markets and opening and operating our own retail locations, may significantly increase our expenses (including our capital expenditures) and cash requirements.

For 2019, we expect capital expenditures for property and equipment to be between $35 million and $40 million, primarily related to new product development, information technology systems infrastructure, opening of new retail stores, investments in production molds and tooling and equipment, and expansion of the capacity of our customization capabilities.

The amount of our future product sales is difficult to predict, and actual sales may not be in line with our forecasts. As a result, we may be required to seek additional funds in the future from issuances of equity or debt, obtaining additional credit facilities, or loans from other sources.

Cash Flows from Operating, Investing, and Financing Activities

The following table summarizes our cash flows from operating, investing and financing activities for the periods indicated (in thousands):

	Six Months Ended
	June 29,	June 30,
	2019	2018
Cash flows provided by (used in):
Operating activities	$9,766	$83,631
Investing activities	(30,000)	(14,626)
Financing activities	(21,686)	(51,342)

Operating Activities

Net cash provided by operating activities was $9.8 million in the six months ended June 29, 2019 and was primarily driven by an increase in total non-cash items of $29.6 million and net income of $24.3 million, offset by an increase in net working capital items of $44.3 million. Non-cash items primarily consisted of depreciation and amortization of $13.8 million, non-cash stock-based compensation expense of $8.3 million, deferred income taxes of $6.3 million, and the amortization of deferred loan costs of $1.1 million. The change in net working capital items was primarily due to a $36.2 million increase in inventory, a $17.4 million increase in accounts payable and accrued expenses related to trade payables and amounts owed to our third-party manufacturers, a $15.9 million increase in accounts receivable, a $5.5 million increase in other current assets driven by prepaid information technology and marketing expenses, and a $4.7 million decrease in taxes payable.

Net cash provided by operating activities was $83.6 million in the six months ended June 30, 2018 and was primarily driven by a decrease in net working capital items of $44.3 million and total non-cash items of $23.7 million and net income of $15.6 million. The change in net working capital items was primarily due to a $28.4 million decrease in accounts payable related amounts owed to our third-party manufacturers, a $25.7 million decrease in inventory driven by effective inventory management, offset by a $9.0 million increase in taxes payable. Non-cash items primarily consisted of depreciation and amortization of $11.9 million, non-cash stock-based compensation expense of $7.1 million, deferred income taxes of $2.7 million, and amortization of deferred financing fees of $1.5 million.

Investing Activities

Net cash used in investing activities of $30.0 million for the six months ended June 29, 2019 was primarily related to $16.8 million of purchases of property and equipment for technology systems infrastructure, production molds, tooling, equipment, and facilities, and $13.2 million of purchases of intangibles such as trademark assets and patents.

Net cash used in investing activities of $14.6 million for the six months ended June 30, 2018 was primarily related to $7.7 million of purchases of intangibles such as trademark assets, trade dress, and patents, and $7.1 million of purchases of property and equipment for technology systems infrastructure, facilities, production molds, and tooling and equipment.

Financing Activities

Net cash used in financing activities was $21.7 million for the six months ended June 29, 2019 resulting from $22.3 million of repayments of long-term debt, and a $1.5 million payment of the remaining principal amount on the unsecured promissory note to Rambler On, partially offset by $2.1 million of proceeds from employee option exercises.

Net cash used in financing activities was $51.3 million for the six months ended June 30, 2018 resulting from repayment of $22.3 million and $25.5 million on our term loan A and term loan B under our Credit Facility, respectively, repayment of $1.5 million of our promissory note with Rambler On, and $2.0 million used to repurchase common stock.

Off‑Balance Sheet Arrangements

At June 29, 2019 and December 30, 2018, we had no off-balance sheet debt or arrangements.

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

Critical Accounting Policies and Estimates

Our unaudited condensed consolidated financial statements are prepared in accordance with GAAP. The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ materially from those estimates.  A discussion of the accounting policies that management considers critical in that they involve significant management judgments and assumptions, require estimates about matters that are inherently uncertain and because they are important for understanding and evaluating our reported financial results is included in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 29, 2018 filed with the U.S. Securities and Exchange Commission (“SEC”). Other than the adoption of recent accounting standards as discussed in Note 1 of our Unaudited Condensed Consolidated Financial Statements, there were no significant changes to our critical accounting policies.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on the evaluation of our disclosure controls and procedures as of June 29, 2019, our Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were not effective as of that date due to a material weakness in internal control over financial reporting that was disclosed in our Annual Report on Form 10-K for the year ended December 29, 2018 and that has not been fully remediated.

Changes in Internal Control over Financial Reporting

During the quarter ended June 29, 2019, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Remediation Efforts to Address Previously-Identified Material Weakness

As previously described in Part II, Item 9A of our Annual Report on Form 10-K for the year ended December 29, 2018, we began implementing a remediation plan to address the material weakness mentioned above. As part of those efforts, we hired a Chief Information Officer and an IT Compliance Manager in July 2019 to continue to improve our information technology systems, including the enhancement of related policies and procedures, and the development and documentation of our ongoing ITGCs improvement initiatives. The material weakness will not be considered remediated until our remediation plan has been fully implemented and we have concluded that these controls are operating effectively.

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

.Item 1A. Risk Factors

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

To maintain and increase sales, we must continue to introduce new products and improve or enhance our existing products. The success of our new and enhanced products depends on many factors, including anticipating consumer preferences, finding innovative solutions to consumer problems, differentiating our products from those of our competitors, and maintaining the strength of our brand. The design and development of our products is costly, and we typically have several products in development at the same time. Problems in the design or quality of our products, or delays in product introduction, may harm our brand, business, financial condition, and results of operations.

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

As our business continues to expand, our competitors have attempted to imitate, and will likely continue to attempt to imitate, our product designs and branding, which could harm our business and results of operations. Only a portion of the intellectual property used in the manufacture and design of our products is patented, and we therefore rely significantly on trade secrets, trade and service marks, trade dress, and the strength of our brand. We regard our patents, trade dress, trademarks, copyrights, trade secrets, and similar proprietary rights as critical to our success. We also rely on trade secret protection and confidentiality agreements with our employees, consultants, suppliers, manufacturers, and others to protect our proprietary rights. Nevertheless, the steps we take to protect our proprietary rights against infringement or other violation may be inadequate and we may experience difficulty in effectively limiting the unauthorized use of our patents, trademarks, trade dress, and other intellectual property and proprietary rights worldwide. We also cannot guarantee that others will not independently develop technology with the same or similar function to any proprietary technology we rely on to conduct our business and differentiate ourselves from our competitors. Because a significant portion of our products are manufactured overseas in countries where counterfeiting is more prevalent, and we intend to increase our sales overseas over the long term, we may experience increased counterfeiting of our products. Unauthorized use or invalidation of our patents, trademarks, copyrights, trade dress, trade secrets, or other intellectual property or proprietary rights may cause significant damage to our brand and harm our results of operations.

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

We depend on a limited number of third-party contract manufacturers for the sourcing of our products. For our hard coolers, soft coolers, and Drinkware, our two largest manufacturers comprised approximately 90%, 63%, and 82%, respectively, of our production volume during the first six months of 2019. For our bags, cargo, and pet products, we have two manufacturers, and the largest manufacturer comprised approximately 88%, 73%, and 99%, respectively, of our production volume during the first six months of 2019. For our outdoor living products, one manufacturer accounted for all of our production volume of each product during the first six months of 2019. As a result of this concentration in our supply chain, our business and operations would be negatively affected if any of our key manufacturers were to experience significant disruption affecting the price, quality, availability, or timely delivery of products. The partial or complete loss of these manufacturers, or a significant adverse change in our relationship with any of these manufacturers,  could result in lost sales, added costs, and distribution delays that could harm our business and customer relationships.

Our results of operations could be materially harmed if we are unable to accurately forecast demand for our products.

To ensure adequate inventory supply, we must forecast inventory needs and place orders with our manufacturers before firm orders are placed by our customers. If we fail to accurately forecast customer demand, we may experience excess inventory levels or a shortage of product to deliver to our customers. Factors that could affect our ability to accurately forecast demand for our products include: (a) an increase or decrease in consumer demand for our products; (b) our failure to accurately forecast consumer acceptance for our new products; (c) product introductions by competitors; (d) unanticipated changes in general market conditions or other factors, which may result in cancellations of advance orders or a reduction or increase in the rate of reorders or at-once orders placed by retailers; (e) the impact on consumer demand due to unseasonable weather conditions; (f) weakening of economic conditions or consumer confidence in future economic conditions, which could reduce demand for discretionary items, such as our products; and (g) terrorism or acts of war, or the threat thereof, or political or labor instability or unrest, which could adversely affect consumer confidence and spending or interrupt production and distribution of product and raw materials.

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

Many of our core products are manufactured in China, the Philippines, Vietnam, and Taiwan.  In addition, we have third-party manufacturing partners in Mexico and Italy. Our reliance on suppliers and manufacturers in foreign markets creates risks inherent in doing business in foreign jurisdictions, including: (a) the burdens of complying with a variety of foreign laws and regulations, including trade and labor restrictions and laws relating to the importation and taxation of goods; (b) weaker protection for intellectual property and other legal rights than in the United States, and practical difficulties in enforcing intellectual property and other rights outside of the United States; (c) compliance with U.S. and foreign laws relating to foreign operations, including the U.S. Foreign Corrupt Practices Act (“FCPA”), the UK Bribery Act 2010 (“Bribery Act”), regulations of the U.S. Office of Foreign Assets Controls (“OFAC”), and U.S. anti-money laundering regulations, which respectively prohibit U.S. companies from making improper payments to foreign officials for the purpose of obtaining or retaining business, operating in certain countries, or maintaining business relationships with certain restricted parties, as well as engaging in other corrupt and illegal practices; (d) economic and political instability and acts of terrorism in the countries where our suppliers are located; (e) transportation interruptions or increases in transportation costs; and (f) the imposition of tariffs or non-tariff barriers on components and products that we import into the United States or other markets. We cannot assure you that our directors, officers, employees, representatives, manufacturers, or suppliers have not engaged and will not engage in conduct for which we may be held responsible, nor can we assure you that our manufacturers, suppliers, or other business partners have not engaged and will not engage in conduct that could materially harm their ability to perform their contractual obligations to us or even result in our being held liable for such conduct. Violations of the FCPA, the Bribery Act, OFAC restrictions, or other export control, anti-corruption, anti-money laundering, and anti-terrorism laws or regulations may result in severe criminal or civil penalties, and we may be subject to other related liabilities, which could harm our business, financial condition, cash flows, and results of operations.

If additional tariffs or other restrictions are placed on foreign imports or any related counter-measures are taken by other countries, our business and results of operations could be harmed.

The Trump Administration has put into place tariffs and other trade restrictions and signaled that it may additionally alter trade agreements and terms between the United States and China, the European Union, Canada, and Mexico, among others, including limiting trade and/or imposing tariffs on imports from such countries. In addition, China, the European Union, Canada, and Mexico, among others, have either threatened or put into place retaliatory tariffs of their own. If additional tariffs or other restrictions are placed on foreign imports, including on any of our products manufactured overseas for sale in the United States, or any related counter-measures are taken by other countries, our business and results of operations may be materially harmed.

These additional tariffs have the potential to significantly raise the cost of our products. In such a case, there can be no assurance that we will be able to shift manufacturing and supply agreements to non-impacted countries, including the United States, to reduce the effects of the tariffs. As a result, we may suffer margin erosion or be required to raise our prices, which may result in the loss of customers, negatively impact our results of operations, or otherwise harm our business. In addition, the imposition of tariffs on products that we export to international markets could make such products more expensive compared to those of our competitors if we pass related additional costs on to our customers, which may also result in the loss of customers, negatively impact our results of operations, or otherwise harm our business.

A significant portion of our sales are to independent retail partners.

22% of our gross sales for 2018 and 18% of our gross sales for the six months ended June 29, 2019, were made to independent retail partners. These retail partners may decide to emphasize products from our competitors, to redeploy their retail floor space to other product categories, or to take other actions that reduce their purchases of our products. We do not receive long-term purchase commitments from our independent retail partners, and orders received from our independent retail partners are cancellable. Factors that could affect our ability to maintain or expand our sales to these independent retail partners include: (a) failure to accurately identify the needs of our customers; (b) a lack of customer acceptance of new products or product expansions; (c) unwillingness of our independent retail partners and customers to attribute premium value to our new or existing products or product expansions relative to competing products; (d) failure to obtain shelf space from our retail partners; (e) new, well-received product introductions by competitors; and (f) damage to our relationships with independent retail partners due to brand or reputational harm.

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

We have key relationships with national retail partners. For both 2018 and the first six months of 2019, one national retail partner, Dick’s Sporting Goods, accounted for approximately 16% of our gross sales. If we lose any of our key retail partners or any key retail partner reduces its purchases of our existing or new products or its number of stores or operations or promotes products of our competitors over ours, our sales would be harmed. Because we are a premium brand, our sales depend, in part, on retail partners effectively displaying our products, including providing attractive space and point of purchase displays in their stores, and training their sales personnel to sell our products. If our retail partners reduce or terminate those activities, we may experience reduced sales of our products, resulting in lower gross margins, which would harm our results of operations.

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

We may in the future expand our existing DTC channel by opening new retail stores. We opened a retail store in Charleston, South Carolina in June 2019, and we plan to open an additional store in Chicago, Illinois and Denver, Colorado. Our ability to open new retail stores in a timely manner and operate them profitably depends on a number of factors, many of which are beyond our control, including:

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

We currently have two retail stores and a corporate store and, therefore, have limited experience in opening retail stores and may not be able to successfully address the risks that they entail. For example, we may not be able to implement our retail store strategy, achieve desired net sales growth, and payback periods or maintain consistent levels of profitability in our retail stores. In order to pursue our retail store strategy, we will be required to expend significant cash resources prior to generating any sales in these stores. We may not generate sufficient sales from these stores to justify these expenses, which could harm our business and profitability. The substantial management time and resources which any future retail store expansion strategy may require could also result in disruption to our existing business operations which may decrease our net sales and profitability.

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

Continued expansion into markets outside the United States, including Canada, Australia, Europe, Japan, and China, is one of our key long-term strategies for the future growth of our business. There are, however, significant costs and risks inherent in selling our products in international markets, including: (a) failure to effectively translate and establish our core brand identity, particularly in markets with a less-established heritage of outdoor and recreational activities; (b) time and difficulty in building a widespread network of retail partners; (c) increased shipping and distribution costs, which could increase our expenses and reduce our margins; (d) potentially lower margins in some regions; (e) longer collection cycles in some regions; (f) increased competition from local providers of similar products; (g) compliance with foreign laws and regulations, including taxes and duties, enhanced privacy laws, rules and regulations and products liability laws, rules, and regulations, particularly in the European Union; (h) establishing and maintaining effective internal controls at foreign locations and the associated increased costs; (i) increased counterfeiting and the uncertainty of protection for intellectual property rights in some countries and practical difficulties of enforcing rights abroad; (j) compliance with anti-bribery, anti-corruption, sanctions and anti-money laundering laws, such as the FCPA, the Bribery Act, and OFAC regulations, by us, our employees, and our business partners; (k) currency exchange rate fluctuations and related effects on our results of operations; (l) economic weakness, including inflation, or political instability in foreign economies and markets; (m) compliance with tax, employment, immigration, and labor laws for employees living or traveling abroad; (n) workforce uncertainty in countries where labor unrest is more common than in the United States; (o) business interruptions resulting from geopolitical actions, including war and terrorism, or natural disasters, including earthquakes, typhoons, floods, and fires; (p) the imposition of tariffs on products that we import into international markets that could make such products more expensive compared to those of our competitors; (q) that our ability to expand internationally could be impacted by the intellectual property rights of third parties that conflict with or are superior to ours; and (r) other costs and risks of doing business internationally.

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

If our security measures, some of which are managed by third parties, are breached or fail, unauthorized persons may be able to access sensitive customer data, including payment card data. Hackers and data thieves are increasingly sophisticated and operate large-scale and complex automated attacks. Threats to information technology security can take a variety of forms. Individual and groups of hackers and sophisticated organizations, including state-sponsored organizations or nation-states, continuously undertake attacks that may pose threats to our customers and our information technology systems. These actors may use a wide variety of methods, which may include developing and deploying malicious software or exploiting vulnerabilities in hardware, software, or other infrastructure in order to attack our information technology systems or gain access to our systems, using social engineering techniques to induce our employees, users, partners, or customers to disclose passwords or other sensitive information, or take other actions to gain access to our data or our customers’ data, impersonating authorized users, or acting in a coordinated manner to launch distributed denial of service or other coordinated attacks. Inadequate account security practices may also result in unauthorized access to confidential data. For example, system administrators may fail to timely remove employee account access when no longer appropriate. Employees or third parties may intentionally compromise our security or systems or reveal confidential information. Cyberthreats are constantly evolving, increasing the difficulty of detecting and successfully defending against them.

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

In addition, privacy laws, rules, and regulations are constantly evolving in the United States and abroad and may be inconsistent from one jurisdiction to another. For example, in June 2018, the State of California enacted the California Consumer Privacy Act, or CCPA, which takes effect on January 1, 2020 and will create new individual privacy rights for California consumers and place increased privacy and security obligations on entities handling certain personal data. Further, as we expand internationally, we are subject to additional privacy rules, such as the European Union’s General Data Protection Regulation, many of which are significantly more stringent than those in the United States. Complying with these evolving obligations is costly, and any failure to comply could give rise to unwanted media attention and other negative publicity, damage our customer and consumer relationships and reputation, and result in lost sales, fines, or lawsuits, and may harm our business and results of operations.

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

As of June 29, 2019, we had $309.1 million principal amount of indebtedness outstanding under the Credit Facility (as defined in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” of this Report). The Credit Facility is jointly and severally guaranteed by certain of our wholly-owned material subsidiaries, including YETI Coolers, LLC, which we refer to as YETI Coolers and YETI Custom Drinkware LLC, which we refer to as YCD, and any of our future subsidiaries that become guarantors, together, which we refer to as the Guarantors, and is also secured by a first-priority lien on substantially all of our assets and the assets of the Guarantors, in each case subject to certain customary exceptions. We may, from time to time, incur additional indebtedness under the Credit Facility.

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

During the preparation of our consolidated financial statements for the year ended December 30, 2017, we identified certain material weaknesses in our internal control over financial reporting. The material weaknesses related to: (a) ineffective information technology general controls (“ITGCs”) in the areas of user access and program-change management over certain information technology systems that support our financial reporting process; and (b) failure to properly detect and analyze issues in the accounting system related to inventory valuation. During the year ended December 29, 2018, we implemented controls related to inventory valuation, concluded that our remediation efforts were successful, and that the previously-identified material weakness relating to inventory has been remediated. We also took a number of actions to improve our ITGCs but have not completed our plans to sufficiently remediate the material weakness related to such controls. For example, we hired a Chief Information Officer and an IT Compliance Manager in July 2019 to continue to improve our information technology systems, including the enhancement of related policies and procedures, and the development and documentation of our ongoing ITGCs improvement initiatives. We continue to work on addressing remaining remediation activities within our SAP environment and across our other information technology systems that support our financial reporting process. The material weakness will not be considered remediated until our remediation plan has been fully implemented and we have concluded that our ITGCs are operating effectively.

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

We will no longer qualify as an emerging growth company on December 28, 2019, and as a result, our independent registered public accounting firm will be required to formally attest to the effectiveness of our internal control over financial reporting in our Annual Report on Form 10-K for the fiscal year ending December 28, 2019. If our independent registered public accounting firm is not satisfied with the level at which our internal control over financial reporting is documented, designed or operating, it may issue a report that our internal control over financial reporting is not effective. Any failure to maintain effective disclosure controls and internal control over financial reporting, or an adverse internal control attestation report from our independent registered public accounting firm, could have an adverse effect on our business and operating results and could cause a decline in the price of our common stock, and we may be unable to maintain compliance with the NYSE listing standards.

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

The group consisting of Cortec Group Fund V, L.P., and its affiliates, (collectively, “Cortec”) is our largest stockholder, currently owning 45.3% of the total voting power of our common stock. In addition, pursuant to a voting agreement by and among Cortec, our Founders, and their respective affiliates (the “Voting Agreement”), by which Cortec has the right to vote in the election of our directors the shares of common stock held by all parties to the Voting Agreement, Cortec controls more than 60.0% of the total voting power of our common stock with respect to the election of our directors. Our directors, executive officers, and other holders of more than 5% of our common stock, together with their affiliates, own, in the aggregate, 61.6% of our outstanding common stock. As a result, these stockholders, acting together or in some cases individually, have the ability to significantly impact the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation, or sale of all or substantially all of our assets. In addition, these stockholders, acting together or in some cases individually, have the ability to significantly impact the management and affairs of our company. Accordingly, this concentration of ownership might decrease the market price of our common stock by:

•	delaying, deferring, or preventing a change in control of the Company;
•	impeding a merger, consolidation, takeover, or other business combination involving us; or
•	discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of the Company.

We are a controlled company within the meaning of the NYSE listing standards and, as a result, rely on exemptions from certain corporate governance requirements that provide protection to stockholders of other companies.

Because Cortec controls more than 50% of the total voting power of our common stock with respect to the election of our directors, we are considered a controlled company under the NYSE listing standards. As a controlled company, we are currently exempt from the obligation to comply with certain NYSE corporate governance requirements, including the requirements:

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

If Cortec controls less than 50% of the total voting power of our common stock with respect to the election of our directors, we will no longer be a controlled company within the meaning of the NYSE listing standards.  Under the NYSE listing standards, a company that ceases to be a controlled company must comply with the independent board committee requirements as they relate to the nominating and corporate governance and compensation committees on the following phase-in schedule: (1) one independent committee member at the time it ceases to be a controlled company; (2) a majority of independent committee members within 90 days of the date it ceases to be a controlled company; and (3) all independent committee members within one year of the date it ceases to be a controlled company. Additionally, the NYSE listing standards provide a 12-month phase-in period from the date a company ceases to be a controlled company to comply with the majority independent board requirement.

Prior to the filing of this report, our Board of Directors had determined that two of the three members of our Compensation Committee, one of the three members of our Nominating Governance Committee and three of the eight members of our Board of Directors are independent for purposes of the NYSE listing standards.  If we cease to be a controlled company, we intend to appoint additional directors to our Board of Directors and committees and/or appoint current independent directors to additional committees within the time periods required by the NYSE listing standards. During these phase-in periods, our stockholders will not have the same protections afforded to stockholders of companies of which the majority of directors are independent and, if, within the phase-in periods, we are not able to recruit additional directors who would qualify as independent, or otherwise comply with the NYSE listing requirements, we may be subject to delisting actions by the NYSE. In addition, a change in our Board of Directors and committee membership may result in a change in corporate strategy and operating philosophies and may result in deviations from our current growth strategy.

Our Board of Directors currently consists of eight directors, comprised of our Chief Executive Officer, one of our Founders, three outside directors, and three directors selected by Cortec pursuant to the terms of a stockholders agreement, dated October 24, 2018, by and among YETI, Cortec Management V, LLC, in its capacity as managing general partner of Cortec Fund V, L.P., Cortec Co-Investment Fund V, LLC, and certain other stockholders (the “Stockholders Agreement”). In addition, pursuant to the Stockholders Agreement, Cortec has the right to have one of its representatives serve as Chair of our Board of Directors and Chair of the Nominating and Governance Committee of our Board of Directors, as well as the right to select nominees for our Board of Directors, in each case subject to a phase-out period based on Cortec’s future share ownership. Accordingly, even if we are no longer a controlled company, holders of our common stock may not have the same protections afforded to stockholders of companies that must comply with all of the NYSE listing standards or that do not have a stockholders agreement similar to ours.

We will cease to qualify as an emerging growth company as of December 28, 2019, in which case we will be subject to Section 404(b) of the Sarbanes-Oxley Act of 2002, must comply with certain new accounting standards, and with other requirements that we were previously exempt from as an emerging growth company, that may be difficult for us to satisfy in a timely fashion.

We will cease to qualify as an emerging growth company as of December 28, 2019, the end of our current fiscal year, because the market value of our common stock held by non-affiliates exceeded $700 million as of June 28, 2019, the last business day of our most recently completed second fiscal quarter. As a result, we will be required to comply with the additional requirements associated with no longer being an emerging growth company, including the requirements for accelerated adoption of certain new accounting standards, the requirement that our independent registered public accounting firm express an opinion as to the effectiveness of our internal control over financial reporting, and the other disclosure and governance requirements described above. Section 404(a) of the Sarbanes-Oxley Act of 2002 requires that we evaluate and determine the effectiveness of our internal control over financial reporting and provide a management report on the internal control over financial reporting. Section 404(b) of that Act will require that we file our independent registered public accounting firm’s attestation report on our internal control over financial reporting. We are in the process of planning for the accelerated adoption of new accounting standards as well as designing, documenting or implementing the incremental internal control over financial reporting required to comply with these obligations, which will be time consuming, costly and complicated. We may not be able to complete our evaluation, testing, and any required remediation in a timely fashion.

If we are unable to complete the implementation of certain new accounting standards, if we identify previously undetected material weaknesses in our internal control over financial reporting, if we are unable to comply with the requirements of Section 404 in a timely manner, if we are unable to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm expresses a negative report as to the effectiveness of our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could decline.

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

10.1

Amendment No. 1 to Registration Rights Agreement, dated May 6, 2019, by and among YETI Holdings, Inc., Cortec Group Fund V, L.P. and certain holders of YETI Holdings, Inc. capital stock party thereto (filed as Exhibit 10.17 to the Company’s Registration Statement on Form S-1 (Registration No. 333-231240) on May 6, 2019 and incorporated herein by reference)

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

YETI Holdings, Inc.

Dated: August 5, 2019	By:	/s/ Matthew J. Reintjes
Matthew J. Reintjes
President and Chief Executive Officer, Director (Principal Executive Officer)

Dated: August 5, 2019	By:	/s/ Paul C. Carbone
Paul C. Carbone
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)