Form 10-Q
period 2019-09-28
YETI Holdings, Inc.
filed 2019-11-04
CIK 1670592

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________________________
FORM 10-Q
____________________________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 28, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from           to
Commission file number 001-38713
_____________________________________________________
YETI Holdings, Inc.
(Exact name of registrant as specified in its charter)
______________________________________________________

Delaware	45-5297111
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
7601 Southwest Parkway
Austin, Texas 78735
(Address of principal executive offices)
(Zip Code)
(512) 394-9384
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common stock, par value $0.01	YETI	New York Stock Exchange
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒  No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐
Emerging growth company ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
There were 85,824,108 shares of Common Stock ($0.01 par value) outstanding as of October 31, 2019.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains ‘‘forward-looking statements’’ within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical or current fact included in this Quarterly Report on Form 10-Q are forward-looking statements.  Forward-looking statements include statements containing words such as “anticipate,” “assume,” “believe,” “can,” “have,” “contemplate,” “continue,” “could,” “design,” “due,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “likely,” “may,” “might,” “objective,” “plan,” “predict,” “project,” “potential,” “seek,” “should,” “target,” “will,” “would,” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operational performance or other events. For example, all statements made relating to growth strategies, the estimated and projected costs, expenditures, and growth rates, plans and objectives for future operations, growth, or initiatives, or strategies are forward-looking statements. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that are expected and, therefore, you should not unduly rely on such statements. The risks and uncertainties that could cause actual results to differ materially from those expressed or implied by these forward-looking statements include but are not limited to:
•our ability to maintain and strengthen our brand and generate and maintain ongoing demand for our products;
•our ability to successfully design and develop new products;
•our ability to effectively manage our growth;
•our ability to expand into additional consumer markets, and our success in doing so;
•the success of our international expansion plans;
•our ability to compete effectively in the outdoor and recreation market and protect our brand;
•the level of customer spending for our products, which is sensitive to general economic conditions and other factors;
•problems with, or loss of, our third-party contract manufacturers and suppliers, or an inability to obtain raw materials;
•fluctuations in the cost and availability of raw materials, equipment, labor, and transportation and subsequent manufacturing delays or increased costs;
•the implementation of announced, or the enactment of new, tariffs by the U.S. government or by countries to which we export our products or raw materials;
•our ability to accurately forecast demand for our products and our results of operations;
•our relationships with our national, regional, and independent retailers, who account for a significant portion of our sales;
•the impact of natural disasters and failures of our information technology on our operations and the operations of our manufacturing partners;
•our ability to attract and retain skilled personnel and senior management, and to maintain the continued efforts of our management and key employees;
•the impact of our indebtedness on our ability to invest in the ongoing needs of our business;
•the impact of our “controlled company” exemptions under New York Stock Exchange listing standards and the potential loss of such exemptions, subject to applicable phase-in periods; and
•other risks and uncertainties listed under the heading “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q, as such risk factors may be amended, supplemented or superseded from time to time by other reports we file with the United States Securities and Exchange Commission.
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
YETI HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except per share data)

	September 28, 2019	December 29, 2018
ASSETS
Current assets
Cash	$34,557	$80,051
Accounts receivable, net	74,758	59,328
Inventory	209,154	145,423
Prepaid expenses and other current assets	13,303	12,211
Total current assets	331,772	297,013
Property and equipment, net	81,242	74,097
Goodwill	54,293	54,293
Intangible assets, net	90,692	80,019
Deferred income taxes	33	7,777
Deferred charges and other assets	1,663	1,014
Total assets	$559,695	$514,213

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$105,514	$68,737
Accrued expenses and other current liabilities	38,220	53,022
Taxes payable	2,863	6,390
Accrued payroll and related costs	12,362	15,551
Current maturities of long-term debt	42,138	43,638
Total current liabilities	201,097	187,338
Long-term debt, net of current portion	252,694	284,376
Other liabilities	18,044	13,528
Total liabilities	471,835	485,242

Commitments and contingencies (Note 8)

Stockholders’ Equity
Common stock, par value $0.01; 600,000 shares authorized; 85,775 and 84,196 shares outstanding at September 28, 2019 and December 29, 2018, respectively	858	842
Preferred stock, par value $0.01; 30,000 shares authorized; no shares issued or outstanding	—	—
Additional paid-in capital	281,418	268,327
Accumulated deficit	(194,287)	(240,104)
Accumulated other comprehensive loss	(129)	(94)
Total stockholders’ equity	87,860	28,971
Total liabilities and stockholders’ equity	$559,695	$514,213
See Notes to Unaudited Condensed Consolidated Financial Statements

YETI HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Net sales	$229,125	$196,109	$616,132	$537,654
Cost of goods sold	109,049	98,568	303,152	282,354
Gross profit	120,076	97,541	312,980	255,300
Selling, general, and administrative expenses	86,071	69,417	235,191	190,746
Operating income	34,005	28,124	77,789	64,554
Interest expense	(5,319)	(7,755)	(17,081)	(24,474)
Other expense	(304)	(214)	(192)	(325)
Income before income taxes	28,382	20,155	60,516	39,755
Income tax expense	(7,080)	(3,125)	(14,824)	(7,161)
Net income	$21,302	$17,030	$45,692	$32,594

Net income per share
Basic	$0.25	$0.21	$0.54	$0.40
Diluted	$0.25	$0.21	$0.53	$0.39

Weighted-average common shares outstanding
Basic	85,285	81,147	84,686	81,238
Diluted	86,373	82,924	86,152	82,946
See Notes to Unaudited Condensed Consolidated Financial Statements

YETI HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(in thousands)

	Three Months Ended		Nine Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Net income	$21,302	$17,030	$45,692	$32,594
Other comprehensive loss
Foreign currency translation adjustments	(95)	(2)	(35)	(59)
Total comprehensive income	$21,207	$17,028	$45,657	$32,535
See Notes to Unaudited Condensed Consolidated Financial Statements

YETI HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(In thousands)

	Three Months Ended September 28, 2019
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance, June 29, 2019	84,820	$848	$278,671	$(215,533)	$(34)	$63,952
Stock-based compensation	—	—	2,113	—	—	2,113
Exercise of stock options	955	10	634	—	—	644
Dividends	—	—	—	(56)	—	(56)
Other comprehensive loss	—	—	—	—	(95)	(95)
Net income	—	—	—	21,302	—	21,302
Balance, September 28, 2019	85,775	$858	$281,418	$(194,287)	$(129)	$87,860

	Three Months Ended September 29, 2018
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance, June 30, 2018	81,147	$811	$224,236	$(281,834)	$(14)	$(56,801)
Stock-based compensation	—	—	2,923	—	—	2,923
Dividends	—	—	—	(309)	—	(309)
Other comprehensive loss	—	—	—	—	(2)	(2)
Net income	—	—	—	17,030	—	17,030
Balance, September 29, 2018	81,147	$811	$227,159	$(265,113)	$(16)	$(37,159)
See Notes to Unaudited Condensed Consolidated Financial Statements

YETI HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(In thousands)

	Nine Months Ended September 28, 2019
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance, December 29, 2018	84,196	$842	$268,327	$(240,104)	$(94)	$28,971
Stock-based compensation	—	—	10,399	—	—	10,399
Exercise of stock options	1,579	16	2,692	—	—	2,708
Adoption of new accounting standard	—	—	—	500	—	500
Dividends	—	—		(375)	—	(375)
Other comprehensive loss	—	—	—	—	(35)	(35)
Net income	—	—	—	45,692	—	45,692
Balance, September 28, 2019	85,775	$858	$281,418	$(194,287)	$(129)	$87,860

	Nine Months Ended September 29, 2018
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance, December 30, 2017	81,535	$815	$219,095	$(296,184)	$43	$(76,231)
Stock-based compensation	—	—	10,031	—	—	10,031
Exercise of options	11	—	53	—	—	53
Shares withheld related to net share settlement of stock-based compensation	(2)	—	(57)	—	—	(57)
Repurchase of common stock	(397)	(4)	(1,963)	—	—	(1,967)
Dividends	—	—	—	(1,523)	—	(1,523)
Other comprehensive loss	—	—	—	—	(59)	(59)
Net income	—	—	—	32,594	—	32,594
Balance, September 29, 2018	81,147	$811	$227,159	$(265,113)	$(16)	$(37,159)

See Notes to Unaudited Condensed Consolidated Financial Statements

YETI HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended
	September 28, 2019	September 29, 2018
Cash Flows from Operating Activities:
Net income	$45,692	$32,594
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	21,220	18,218
Amortization of deferred financing fees	1,694	2,774
Stock-based compensation	10,399	10,031
Deferred income taxes	9,874	916
Impairment of long-lived assets	540	598
Gain on disposal of long-lived assets	—	(20)
Changes in operating assets and liabilities:
Accounts receivable, net	(12,086)	5,197
Inventory	(64,136)	17,373
Other current assets	(1,076)	(3,104)
Accounts payable and accrued expenses	16,692	39,261
Taxes payable	(3,556)	(6,099)
Other	1,301	1,095
Net cash provided by operating activities	26,558	118,834
Cash Flows from Investing Activities:
Purchases of property and equipment	(24,249)	(13,339)
Purchases of intangibles, net	(14,991)	(10,752)
Proceeds from sale of long-lived assets	—	165
Net cash used in investing activities	(39,240)	(23,926)
Cash Flows from Financing Activities:
Repayments of long-term debt	(34,875)	(90,663)
Cash paid for repurchase of common stock	—	(1,967)
Proceeds from employee stock transactions	2,708	53
Taxes paid in connection with exercise of stock options	—	(57)
Payments of dividends	(636)	(2,523)
Payments of offering costs	—	(1,315)
Net cash used in financing activities	(32,803)	(96,472)
Effect of exchange rate changes on cash	(9)	14
Net decrease in cash	(45,494)	(1,550)
Cash, beginning of period	80,051	53,650
Cash, end of period	$34,557	$52,100

Supplemental disclosure of cash flow information
Change in accrual for property and equipment	$339	$301
Accrued dividends	—	103
See Notes to Unaudited Condensed Consolidated Financial Statements

YETI HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization and Business

We are a growing designer, marketer, retailer, and distributor of a variety of innovative, branded, premium products to a wide-ranging customer base. Our mission is to ensure that each YETI product delivers exceptional performance and durability in any environment, whether in the remote wilderness, at the beach, or anywhere else life takes our customers. By consistently delivering high-performing products, we have built a following of engaged brand loyalists throughout the United States, Canada, Australia, Japan, and elsewhere, ranging from serious outdoor enthusiasts to individuals who simply value products of uncompromising quality and design. Our relationship with customers continues to thrive and deepen as a result of our innovative new product introductions, expansion and enhancement of our existing product families, and multifaceted branding activities.

We distribute our products through a balanced omni-channel platform, consisting of our wholesale and direct-to-consumer (“DTC”) channels. In our wholesale channel, we sell our products through select national and regional accounts and an assemblage of independent retail partners throughout the United States and, more recently, Australia, Canada, Japan, and Europe. We carefully evaluate and select retail partners that have an image and approach that are consistent with our premium brand and pricing. Our domestic national and regional specialty retailers include Dick’s Sporting Goods, REI, Academy Sports + Outdoors, Bass Pro Shops / Cabela’s, Ace Hardware, and Williams Sonoma. We also expect to sell our products through Lowe’s beginning in December 2019. We sell our products in our DTC channel to customers on YETI.com, country and region-specific YETI websites, and YETI Authorized on the Amazon Marketplace, as well as customized products with licensed marks and original artwork through our corporate sales program and at YETI.com. Additionally, we sell our full line of products in Austin, Texas at our first retail store and our corporate store, as well as at our retail stores in Charleston, South Carolina and Chicago, Illinois, which opened in June 2019 and September 2019, respectively. We may also open temporary “pop-up” stores with initial lease terms of 24 months or less.

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

We operate on a “52-to 53-week” fiscal year ending on the Saturday closest in proximity to December 31, such that each quarterly period will be 13 weeks in length, except during a 53-week year when the fourth quarter will be 14 weeks. The unaudited consolidated financial results represent the three months and nine months ended September 28, 2019 and September 29, 2018.

Fair Value of Financial Instruments

For financial assets and liabilities recorded at fair value on a recurring or non-recurring basis, fair value is the price we would receive to sell an asset, or pay to transfer a liability, in an orderly transaction with a market participant at the measurement date. In the absence of such data, fair value is estimated using internal information consistent with what market participants would use in a hypothetical transaction. In determining fair value, observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect our market assumptions; preference is given to observable inputs. These two types of inputs create the following fair value hierarchy:

Level 1: Quoted prices for identical instruments in active markets.
Level 2: Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.
Level 3: Significant inputs to the valuation model are unobservable.

Our financial instruments consist principally of cash, accounts receivable, accounts payable, and bank indebtedness. The carrying amount of cash, accounts receivable, and accounts payable, approximates fair value due to the short-term maturity of these instruments. The carrying amount of our long-term bank indebtedness approximates fair value based on Level 2 inputs since our $650.0 million senior secured credit facility (“Credit Facility”) carries a variable interest rate that is based on London Interbank Offered Rate (“LIBOR”).

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

Recently Adopted Accounting Guidance

In July 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2019-07, Codification Updates to SEC Sections. ASU 2019-07 clarifies the disclosure and presentation requirements of a variety of codification topics by more closely aligning them with the SEC disclosure rules and regulations, eliminating redundancies and simplifying application of the codification. ASU 2019-07 is effective upon issuance and it did not have a material impact to our consolidated financial statements or related disclosures.

In May 2018, the FASB issued ASU 2018-07, Compensation – Stock Compensation (Topic 718), which conformed the current non-employee share-based accounting standard with employee share-based accounting. We elected to adopt this standard early, on June 30, 2019, the first day of the third quarter of fiscal year 2019, and such adoption did not have a material impact on our consolidated financial statements or related disclosures.

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

Under ASC 606, an asset for the estimated cost of inventory expected to be returned is now recognized separately from the liability for sales-related reserves. This resulted in an increase in prepaid expenses and other current assets and an increase in accrued expenses and other current liabilities on our unaudited condensed consolidated balance sheets as of September 28, 2019.

As mentioned above, the adoption of ASC 606 impacted the timing of revenue recognized related to sales for certain wholesale transactions and substantially all e-commerce transactions, resulting in earlier recognition of such sales. Additionally, miscellaneous claims from customers are now recognized in net sales. Previously, these costs were recorded in selling, general and administrative expenses.

The following tables compare unaudited condensed consolidated financial statements reported in accordance with the requirements of ASC 606 to the amounts that would have been reported had the new standard not been applied (in thousands):

	Three Months Ended September 28, 2019			Nine Months Ended September 28, 2019
	As Reported	Impact of Adoption	Balances without Adoption of ASC 606	As Reported	Impact of Adoption	Balances without Adoption of ASC 606
Net sales	$229,125	$(754)	$228,371	$616,132	$(7,033)	$609,099
Cost of goods sold	109,049	45	109,094	303,152	(2,433)	300,719
Gross profit	120,076	(799)	119,277	312,980	(4,600)	308,380
Selling, general, and administrative expenses	86,071	84	86,155	235,191	319	235,510
Operating income	34,005	(883)	33,122	77,789	(4,919)	72,870
Interest expense	(5,319)	—	(5,319)	(17,081)	—	(17,081)
Other expense	(304)	—	(304)	(192)	—	(192)
Income before income taxes	28,382	(883)	27,499	60,516	(4,919)	55,597
Income tax expense	(7,080)	216	(6,864)	(14,824)	1,206	(13,618)
Net income	$21,302	$(667)	$20,635	$45,692	$(3,713)	$41,979

	September 28, 2019
	As Reported	Impact of Adoption	Balances without Adoption of ASC 606
ASSETS
Accounts receivable, net	$74,758	$(8,360)	$66,398
Inventory	209,154	2,780	211,934
Prepaid expenses and other current assets	13,303	(584)	12,719
Deferred charges and other assets	1,663	27	1,690

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accrued expenses and other current liabilities	38,220	(584)	37,636
Taxes payable	2,863	(1,340)	1,523
Accumulated deficit	(194,287)	(4,213)	(198,500)

The adjustments above do not have an impact on net cash used in operating activities; however, they do impact the changes in operating assets and liabilities for the related accounts within the disclosure of operating activities on our unaudited condensed consolidated statement of cash flows.

Recent Accounting Guidance Not Yet Adopted

In February 2016, the FASB issued ASU 2016-2, and also subsequently issued amendments to the initial guidance in ASU 2018-10, ASU 2018-11, ASU 2018-20 and ASU 2019-01, (collectively, Leases (Topic 842)), which replaces existing lease accounting guidance. The new standard is intended to provide enhanced transparency and comparability by requiring lessees to record right-of-use (“ROU”) assets and corresponding lease liabilities on the balance sheet. The new guidance will require lessees to continue to classify leases as either operating or financing, with classification affecting the pattern of expense recognition in the income statement. Since we anticipate that we will no longer qualify as an emerging growth company as of December 28, 2019, we expect to adopt this standard effective December 30, 2018, the first day of fiscal year 2019. The ASU is required to be applied using a modified retrospective approach at the beginning of the earliest period presented, with optional practical expedients. We continue to assess the effect the guidance will have on our existing accounting policies, processes, and controls. We estimate the adoption of this ASU will result in the recognition of ROU assets of approximately $30 million to $40 million and lease liabilities for operating leases of approximately $40 million to $50 million on our consolidated balance sheets as of the date of adoption. The difference between the leased assets and lease liabilities primarily represents the existing deferred rent and tenant improvement allowance liabilities balance, resulting from historical straight-lining of operating leases, which were effectively reclassified upon adoption to reduce the measurement of the leased assets. We do not expect this ASU to have a material impact on our results of operations or cash flows.

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments, and also subsequently issued amendments to the initial guidance, in ASU 2018-19, ASU 2019-04, and ASU 2019-05. ASU 2016-13 replaces the current incurred loss impairment method with a method that reflects expected credit losses on financial instruments. In November 2018, the FASB issued update ASU 2018-19, clarifying the scope of ASU 2016-13. In April 2019, the FASB issued updated ASU 2019-04, clarifying that equity instruments without readily determinable fair values for which an entity has elected the measurement alternative should be remeasured to fair value as of the date that an observable transaction occurred. In May 2019, the FASB issued ASU 2019-05, which provides an option to irrevocably elect to measure certain individual financial assets at fair value instead of amortized cost. The new standard is effective for fiscal years beginning after December 15, 2019, and early adoption is permitted. Because we anticipate that we will no longer qualify as an emerging growth company as of December 28, 2019, we expect to adopt this standard in the first quarter of fiscal year 2020 and are currently evaluating the impact that the adoption of this standard will have on our consolidated financial statements and related disclosures.
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

The duration of contractual arrangements with our customers is typically less than one year. Payment terms with wholesale customers vary depending on creditworthiness and other considerations, with the most common being net 30 days. Payment is due at the time of sale for retail store transactions and at the time of shipment for e-commerce transactions.

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

We elected to account for shipping and handling as fulfillment activities, and not as separate performance obligations. Shipping and handling fees billed to customers are included in net sales. All shipping and handling activity costs are recognized as selling, general and administrative expenses at the time the related revenue is recognized. Sales taxes collected from customers and remitted directly to government authorities are excluded from net sales and cost of goods sold.

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

The following table provides information about accounts receivable and contract liabilities at the periods indicated (in thousands):

	September 28, 2019	At Adoption - December 30, 2018 (1)
Accounts receivable, net	$74,757	$60,336
Contract liabilities	(3,538)	(9,457)
________________________________________
(1)We adopted ASC 606 on December 30, 2018. See Note 1 for additional information.

For the three and nine months ended September 28, 2019, we recognized $0.0 million and $9.4 million, respectively, of revenue that was previously included in the contract liability balance at the beginning of the period. The change in the contract liability balance primarily results from timing differences between the customer’s payment and our satisfaction of performance obligations.

Disaggregation of Revenue

The following table disaggregates our net sales by channel, product category, and geography for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 28, 2019	September 29, 2018(1)	September 28, 2019	September 29, 2018(1)
Net Sales by Channel
Wholesale	$136,198	$124,958	$378,982	$360,731
Direct-to-consumer	92,927	71,151	237,150	176,923
Total net sales	$229,125	$196,109	$616,132	$537,654

Net Sales by Category
Coolers & Equipment	$97,843	$86,665	$266,551	$240,007
Drinkware	126,368	104,049	334,278	280,703
Other	4,914	5,395	15,303	16,944
Total net sales	$229,125	$196,109	$616,132	$537,654

Net Sales by Geographic Region
United States	$221,501	$191,276	$591,147	$527,348
International	7,624	4,833	24,985	10,306
Total net sales	$229,125	$196,109	$616,132	$537,654
_________________________________________
(1)Prior year information is presented in accordance with accounting guidance in effect during that period and has not been updated to reflect the impact of ASC 606. See Note 1 for additional information.
For the three months ended September 28, 2019 and September 29, 2018, our largest single customer represented approximately 15% and 19%, respectively, of gross sales. For the nine months ended September 28, 2019 and September 29, 2018, our largest single customer represented approximately 16% and 17%, respectively, of gross sales.
3. INTANGIBLE ASSETS

Intangible assets consisted of the following at the dates indicated below (in thousands):

	September 28, 2019
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Tradename	Indefinite	$31,363	$—	$31,363
Trade dress	Indefinite	13,602	—	13,602
Trademarks	Indefinite	9,122	—	9,122
Customer relationships	11 years	42,205	(27,987)	14,218
Trademarks	6 - 30 years	19,237	(3,889)	15,348
Patents	4 - 25 years	6,847	(649)	6,198
Non-compete agreements	5 years	2,815	(2,815)	—
Other intangibles	15 years	1,052	(211)	841
Total intangible assets		$126,243	$(35,551)	$90,692

	December 29, 2018
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Tradename	Indefinite	$31,363	$—	$31,363
Trade dress	Indefinite	13,466	—	13,466
Customer relationships	11 years	42,205	(25,110)	17,095
Trademarks	6 - 30 years	14,867	(2,696)	12,171
Patents	4 - 25 years	5,522	(461)	5,061
Non-compete agreements	5 years	2,815	(2,815)	—
Other intangibles	15 years	1,026	(163)	863
Total intangible assets		$111,264	$(31,245)	$80,019

Acquisition

In March 2019, we acquired the intellectual property rights related to the YETI brand across several jurisdictions, primarily in Europe and Asia, for $9.1 million, pursuant to certain purchase agreements we entered into with a European outdoor retailer. The intellectual property rights include trademark registrations and applications for YETI formative trademarks for goods and services, as well as domain names that include the YETI trademark. The purchase price has been allocated on a preliminary basis to trademarks.
4. LONG-TERM DEBT

Extinguishment of Debt

In May 2019, we repaid in full $1.5 million of remaining principal amount on the unsecured promissory note to Rambler On LLC and $0.1 million of accrued interest outstanding thereon, using cash on hand.
5. INCOME TAXES

Income tax expense was $7.1 million and $3.1 million for the three months ended September 28, 2019 and September 29, 2018, respectively. The increase in income tax expense is due to higher income before income taxes and a higher effective tax rate. The effective tax rate for the three months ended September 28, 2019 was 25%, compared to 16% for the three months ended September 29, 2018. The lower effective tax rate for the three months ended September 29, 2018 reflected a discrete net tax benefit resulting from a revaluation of deferred tax assets for state income taxes.

Income tax expense was $14.8 million and $7.2 million for the nine months ended September 28, 2019 and September 29, 2018, respectively. The increase in income tax expense is due to higher income before income taxes and a higher effective tax rate. The effective tax rate for the nine months ended September 28, 2019 was 24%, compared to 18% for the nine months ended September 29, 2018. The lower effective tax rate for the nine months ended September 29, 2018 reflected a discrete net tax benefit resulting from a revaluation of deferred tax assets for state income taxes.
For interim periods, our income tax expense and resulting effective tax rate are based upon an estimated annual effective tax rate adjusted for the effects of items required to be treated as discrete to the period, including changes in tax laws, changes in estimated exposures for uncertain tax positions, and other items.
6. STOCK-BASED COMPENSATION

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

During the nine months ended September 28, 2019, we granted 601,548 stock options and 326,059 RSUs to various employees. The stock options have a ten year term and each of the stock options and RSUs vest in accordance with the following schedule: (a) one-third will vest on the first anniversary of the grant date, and (b) an additional one-sixth will vest on the first four six-month anniversaries of the initial vesting date.

During the nine months ended September 28, 2019, we granted 12,314 RSUs and 9,727 deferred stock units (“DSUs”) to our non-employee members of the Board of Directors. The RSUs and DSUs vest immediately prior to our next annual meeting of our stockholders, subject to the non-employee director’s continued service through the applicable vesting date. However, both awards of RSUs and DSUs are subject to accelerated vesting in the event the non-employee director dies or becomes disabled or in the event of a change in control.

We recognized non-cash stock-based compensation expense of $2.1 million and $2.9 million for the three months ended September 28, 2019 and September 29, 2018, respectively. For the nine months ended September 28, 2019 and September 29, 2018, we recognized non-cash stock-based compensation expense of $10.4 million and $10.0 million, respectively.

As of September 28, 2019, total unrecognized non-cash stock-based compensation expense for unvested options was $7.4 million, which will be recognized over the next three years. As of September 28, 2019, total unrecognized non-cash stock-based compensation expense for unvested performance-based RSUs was $40.6 million. As of September 28, 2019, total unrecognized non-cash stock-based compensation expense for unvested RSUs and DSUs was $6.0 million and $0.2 million, respectively, which will be recognized over the next three years.

Pursuant to the performance-based RSU agreements that each grantee, including each named executive officer, entered into with us, the performance-based RSUs will become fully vested and nonforfeitable upon a transaction that results in Cortec Group Fund V, L.P. and its affiliates (collectively, “Cortec”), our majority stockholder, ceasing to own 35% or more of the voting power of the outstanding securities of our company, (the “Cortec Sale”), and the achievement of certain EBITDA targets for calendar years 2018 and 2019, provided that if the Cortec Sale occurs prior to the date on which our Board of Directors certifies that the applicable EBITDA target has been achieved, all performance-based RSUs that have not already been forfeited will become nonforfeitable and shares of our common stock will be delivered to the applicable grantee within 30 days of the performance-based RSUs becoming nonforfeitable. Our Board of Directors has certified that the EBITDA target for calendar year 2018 was achieved. In order to receive their shares, the grantee must remain employed until the date of the Cortec Sale and must not have violated any of the terms of such grantee’s non-competition agreement or other restrictive covenant agreements with us. The performance-based RSUs are not transferable or assignable.

A summary of the balances of our stock-based compensation plans as of September 28, 2019, and changes during the nine months ended September 28, 2019, is presented below (in thousands, except per share data):

	Stock Options		Performance-Based Restricted Stock Units		Restricted Stock Units		Deferred Stock Units
	Number ofOptions	Weighted Average Exercise Price	Number ofRSUs	Weighted Average Grant Date Fair Value	Number ofRSUs	Weighted Average Grant Date Fair Value	Number ofDSUs	Weighted Average Grant Date Fair Value
Balance, December 29, 2018	2,889	$6.56	1,411	$31.74	7	$17.00	13	$17.00
Granted	601	23.59	—	—	338	23.69	10	24.80
Exercised/released	(1,570)	1.73	—	—	(10)	17.51	—	—
Forfeited/expired	(102)	20.10	(127)	31.74	(26)	22.84	—	—
Balance, September 28, 2019	1,818	$15.62	1,284	$31.74	309	$23.81	23	$20.34

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

We estimate the fair value of stock options on the date of grant using a Black-Scholes option-pricing valuation model, which uses the expected option term, stock price volatility, and the risk-free interest rate. The expected option term assumption reflects the period for which we believe the option will remain outstanding. We elected to use the simplified method to determine the expected option term, which is the average of the option’s vesting and contractual term. Our computation of expected volatility is based on the historical volatility of selected comparable publicly-traded companies over a period equal to the expected term of the option. The risk-free interest rate reflects the U.S. Treasury yield curve for a similar instrument with the same expected term in effect at the time of the grant.

The following assumptions were utilized to calculate the fair value of stock options granted during the nine months ended September 28, 2019:

Nine Months Ended
September 28, 2019
Expected option term	6 years
Expected stock price volatility	27% - 35%
Risk-free interest rate	1.64% - 2.53%
Expected dividend yield	–%
Weighted average fair value at date of grant	$7.67

7. EARNINGS PER SHARE
The number of common shares outstanding totaled 85.8 million and 84.2 million at September 28, 2019 and December 29, 2018, respectively. Basic income per share is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted income per share includes the additional effect of all potentially dilutive securities, which includes dilutive stock options granted under stock-based compensation plans.
A reconciliation of shares for basic and diluted net income per share is set forth below (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Net income	$21,302	$17,030	$45,692	$32,594
Weighted-average common shares outstanding—basic	85,285	81,147	84,686	81,238
Effect of dilutive securities	1,088	1,777	1,466	1,708
Weighted-average common shares outstanding—diluted	86,373	82,924	86,152	82,946
Earnings per share
Basic	$0.25	$0.21	$0.54	$0.40
Diluted	$0.25	$0.21	$0.53	$0.39
Effects of potentially dilutive securities are presented only in periods in which they are dilutive. Outstanding stock options representing 0.6 million and 0.1 million shares of common stock were excluded from the calculation of diluted earnings per share for the three months ended September 28, 2019 and September 29, 2018, respectively, and outstanding stock options representing 0.9 million and 0.1 million shares of common stock were excluded from the calculation of diluted earnings per share for the nine months ended September 28, 2019 and September 29, 2018, respectively, because their effect would be anti-dilutive. In addition, 1.3 million and 1.4 million shares of performance-based RSUs were excluded from the calculations of diluted earnings per share for the three and nine months ended September 28, 2019, because these units were not considered to be contingent outstanding shares.
8. COMMITMENTS AND CONTINGENCIES

Claims and Legal Proceedings

We are involved in various claims and legal proceedings, some of which are covered by insurance. We believe that our existing claims and proceedings, and the potential losses relating to such contingencies, will not have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Cautionary Note Regarding Forward-Looking Statements

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes to those statements included elsewhere in this Quarterly Report on Form 10-Q. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those described in more detail in Part I “Item 1A. Risk Factors” included in this Quarterly Report on Form 10-Q. See also “Cautionary Statement Regarding Forward-Looking Statements” immediately prior to Part I, Item I in this Quarterly Report on Form 10-Q.
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

We distribute our products through a balanced omni-channel platform, consisting of our wholesale and direct-to-consumer (“DTC”) channels. In our wholesale channel, we sell our products through select national and regional accounts and an assemblage of independent retail partners throughout the United States and, more recently, Australia, Canada, Japan, and Europe. We carefully evaluate and select retail partners that have an image and approach that are consistent with our premium brand and pricing. Our domestic national and regional specialty retailers include Dick’s Sporting Goods, REI, Academy Sports + Outdoors, Bass Pro Shops / Cabela’s, Ace Hardware, and Williams Sonoma. We also expect to sell our products through Lowe’s beginning in December 2019. We sell our products in our DTC channel to customers on YETI.com, country and region specific YETI websites, and YETI Authorized on the Amazon Marketplace, as well as customized products with licensed marks and original artwork through our website and corporate sales program. Additionally, we sell our full line of products in Austin, Texas at our first retail store and our corporate store, and at our retail stores in Charleston, South Carolina and Chicago, Illinois, which opened in June 2019 and September 2019, respectively. We may also open pop-up stores with initial lease terms of 24 months or less.

The terms “we,” “us,” “our,” and “the Company” as used herein and unless otherwise stated or indicated by context, refer to YETI Holdings, Inc. and its subsidiaries.
Recent Developments

Retail Stores Openings

In September 2019 and June 2019, we opened retail stores in Chicago, Illinois and Charleston, South Carolina, respectively. In addition, in March 2019, we entered into a lease for a new retail location in Denver, Colorado, which we plan to open in the first quarter of 2020.

Additionally, we opened a pop-up store in each of Austin and Dallas, Texas in October 2019 and November 2019, respectively.

International Expansion

As part of our strategy to expand internationally, we began fulfilling wholesale orders in New Zealand and the United Kingdom in August 2019 and September 2019, respectively; launched nz.YETI.com in New Zealand in August 2019; launched the uk.YETI.com and eu.YETI.com websites in the United Kingdom and Europe in July 2019; and launched YETI.ca website in Canada in June 2019 to provide consumers the opportunity to purchase YETI products directly online.

New Distribution Center

In August 2019, we began fulfilling customer orders out of a new distribution facility in Salt Lake City, Utah, which is managed by a global third-party logistics provider.

Extinguishment of Debt

In May 2019, we repaid in full $1.5 million of remaining principal amount on the unsecured promissory note to Rambler On LLC, or Rambler On, and $0.1 million of accrued interest outstanding thereon, using cash on hand.

Product Customization Website Integration

In April 2019, we integrated our product customization services into YETI.com to provide customers with a seamless shopping and product customization experience at a single point-of-sale. This service allows customers to personalize products with licensed marks and original artwork. Previously, customers had to leave YETI.com and access YETIcustomshop.com for customization services.

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

Product Introductions

During the first nine months of 2019, we introduced our LoadOut GoBox, Rambler 12 oz. Bottle with Hotshot Cap, Daytrip Lunch Bag, next-generation Hopper M30 Soft Cooler, Rambler Jr. Kids Bottle, Rambler 10 oz. Stackable Mug, the Trailhead Dog Bed, Boomer 4 Dog Bowl, Crossroads 23 Backpack, Crossroads Tote Bag, Rambler 24 oz. Mug, and new colorways for Drinkware, hard and soft coolers, and for our Camino Carryall. We also expanded distribution of our Camino Carryall to our wholesale channel.
General
Components of Our Results of Operations

Net Sales. Net sales are comprised of wholesale channel sales to our retail partners and sales through our direct-to-consumer (“DTC”) channel. Net sales in both channels reflect the impact of product returns, as well as discounts for certain sales programs or promotions.

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

Fiscal Year and Reporting Calendar. We operate on a “52-to 53-week” fiscal year ending on the Saturday closest in proximity to December 31, such that each quarterly period will be 13 weeks in length, except during a 53-week year when the fourth quarter will be 14 weeks. The unaudited consolidated financial results represent the three and nine months ended September 28, 2019 and September 29, 2018.

Results of Operations

The discussion below should be read in conjunction with the following table and our unaudited financial statements, and related notes. The following table sets forth selected statement of operations data, and their corresponding percentage of net sales, for the periods indicated (dollars in thousands).

	Three Months Ended				Nine Months Ended
	September 28, 2019		September 29, 2018		September 28, 2019		September 29, 2018
Statement of Operations
Net sales	$229,125	100%	$196,109	100%	$616,132	100%	$537,654	100%
Cost of goods sold	109,049	48%	98,568	50%	303,152	49%	282,354	53%
Gross profit	120,076	52%	97,541	50%	312,980	51%	255,300	47%
Selling, general, and administrative expenses	86,071	38%	69,417	35%	235,191	38%	190,746	35%
Operating income	34,005	15%	28,124	14%	77,789	13%	64,554	12%
Interest expense	(5,319)	2%	(7,755)	4%	(17,081)	3%	(24,474)	5%
Other expense	(304)	0%	(214)	0%	(192)	0%	(325)	0%
Income before income taxes	28,382	12%	20,155	10%	60,516	10%	39,755	7%
Income tax expense	(7,080)	3%	(3,125)	2%	(14,824)	2%	(7,161)	1%
Net income	$21,302	9%	$17,030	9%	$45,692	7%	$32,594	6%

Three Months Ended September 28, 2019 Compared to September 29, 2018

	Three Months Ended
	September 28, 2019	September 29, 2018	Change
(dollars in thousands)			$	%
Net sales	$229,125	$196,109	$33,016	17%
Gross profit	$120,076	$97,541	$22,535	23%
Gross margin (Gross profit as a % of net sales)	52.4%	49.7%
Selling, general, and administrative expenses	$86,071	$69,417	$16,654	24%
SG&A as a % of net sales	37.6%	35.4%

Net Sales

Net sales increased $33.0 million, or 17%, to $229.1 million for the three months ended September 28, 2019, compared to $196.1 million for the three months ended September 29, 2018. This increase in net sales was primarily driven by growth in both of our channels. DTC channel net sales increased $21.8 million, or 31%, to $92.9 million, compared to $71.2 million in the prior year quarter led by strong performance in our two primary product categories, particularly in Drinkware. Net sales in our wholesale channel increased $11.2 million, or 9%, to $136.2 million, compared to $125.0 million in the same period last year, driven by strong performance in both Coolers & Equipment and Drinkware categories.

Net sales in our two primary product categories were as follows:

•Drinkware net sales increased by $22.3 million, or 21%, to $126.4 million, compared to $104.0 million in the prior year quarter, primarily driven by the continued expansion of our product offerings, including the introduction of new colorways and sizes, and strong demand for customization.
•Coolers & Equipment net sales increased by $11.2 million, or 13%, to $97.8 million, compared to $86.7 million in the same period last year, primarily driven by strong performance in soft coolers, outdoor living products, hard coolers, bags, and cargo.

Gross Profit

Gross profit increased $22.5 million, or 23%, to $120.1 million, compared to $97.5 million in the prior year quarter. Gross margin increased 270 basis points to 52.4% from 49.7% in the prior year quarter. The increase in gross margin was primarily driven by:

•cost improvements across our product portfolio, particularly in our Drinkware category, which favorably impacted gross margin by approximately 240 basis points; and
•an increase in the mix of higher margin DTC channel net sales, which favorably impacted gross margin by approximately 210 basis points.

These factors, which contributed to the increase in gross margin were partially offset by the unfavorable impact of:

•increased tariff rates, which reduced gross margin by approximately 150 basis points; and
•end-of-life price reductions on our Hopper Two 30 soft cooler implemented in the second quarter of 2019, which reduced gross margin by approximately 30 basis points.

Selling, General, and Administrative Expenses

SG&A expenses increased by $16.7 million, or 24%, to $86.1 million for the three months ended September 28, 2019, compared to $69.4 million for the three months ended September 29, 2018. As a percentage of net sales, SG&A increased 220 basis points to 37.6% for the three months ended September 28, 2019. The increase in SG&A expenses was primarily driven by:

•an increase of $10.1 million, or 200 basis points, in selling expenses due to higher marketing expenses, which were broad-based across both brand and performance marketing efforts, as well as higher variable selling expenses, driven by our faster growing DTC channel net sales, including online marketplace fees, outbound freight, third-party logistics fees, and credit card processing fees; and
•an increase of $6.6 million, or 20 basis points, in general and administrative expenses primarily due to (i) increased personnel to support long-term growth in our business; (ii) incremental costs incurred in connection with our ongoing transition to a being a public company; (iii) higher temporary labor and information technology expenses to support growth and continued development of our omni-channel capabilities; (iv) increased depreciation and amortization expense; and (v) increased facilities costs; partially offset by lower non-cash stock-based compensation expense.

Non-Operating Expenses

Interest expense was $5.3 million for the three months ended September 28, 2019, compared to $7.8 million for the three months ended September 29, 2018. The decrease in interest expense was primarily due to decreased balances on our Credit Facility (as defined below) on which the interest expense is calculated. See further discussion of our Credit Facility in “Liquidity and Capital Resources” below.

Income tax expense was $7.1 million for the three months ended September 28, 2019, compared to $3.1 million for the three months ended September 29, 2018. The increase in income tax expense is due to higher income before income taxes and a higher effective tax rate. The effective tax rate for the three months ended September 28, 2019 was 25%, compared to 16% for the three months ended September 29, 2018. The lower effective tax rate for the three months ended September 29, 2018 reflected a discrete net tax benefit resulting from a revaluation of deferred tax assets for state income taxes.

Nine Months Ended September 28, 2019 Compared to September 29, 2018

	Nine Months Ended		Change
	September 28, 2019	September 29, 2018
(dollars in thousands)			$	%
Net sales	$616,132	$537,654	$78,478	15%
Gross profit	$312,980	$255,300	$57,680	23%
Gross margin (Gross profit as a % of net sales)	50.8%	47.5%
Selling, general, and administrative expenses	$235,191	$190,746	$44,445	23%
SG&A as a % of net sales	38.2%	35.5%

Net Sales

Net sales increased $78.5 million, or 15%, to $616.1 million for the nine months ended September 28, 2019, compared to $537.7 million for the nine months ended September 29, 2018. This increase in net sales was primarily driven by growth in our DTC channel. DTC channel net sales increased $60.2 million, or 34%, to $237.2 million, compared to $176.9 million in the prior year period, led by strong performance in both Coolers & Equipment and Drinkware categories. Net sales in our wholesale channel increased $18.3 million, or 5%, to $379.0 million, compared to $360.7 million in the same period last year, primarily driven by increased net sales in Coolers & Equipment. Our net sales growth benefited by approximately $8 million due to a cumulative effect adjustment we recorded in connection with the transition from a sell-in to a sell-through revenue recognition method in the second quarter of 2018, which reduced the second quarter of 2018 net sales by approximately $8 million for sales through YETI Authorized on the Amazon Marketplace.

Net sales in our two primary product categories were as follows:

•Drinkware net sales increased by $53.6 million, or 19%, to $334.3 million, compared to $280.7 million in the prior year period, primarily driven by the continued expansion of our Drinkware product offerings, including the introduction of new colorways, sizes, and accessories, and strong demand for customization.
•Coolers & Equipment net sales increased by $26.5 million, or 11%, to $266.6 million, compared to $240.0 million in the same period last year, primarily driven by strong performance in outdoor living products, bags, hard coolers, soft coolers, and cargo, as well as the expanded distribution of the Camino Carryall to our wholesale channel during the first quarter of 2019.

Gross Profit

Gross profit increased $57.7 million, or 23%, to $313.0 million compared to $255.3 million in the prior year period. Gross margin increased 330 basis points to 50.8% from 47.5% in the same period last year. The increase in gross margin was primarily driven by:

•cost improvements across our product portfolio, particularly in our Drinkware category, which favorably impacted gross margin by approximately 270 basis points;
•an increase in the mix of higher margin DTC channel net sales, which favorably impacted gross margin by approximately 180 basis points; and
•lower inbound air freight, reflecting higher costs to expedite Drinkware inventory supply in prior periods, which favorably impacted gross margin by approximately 80 basis points.

These factors, which contributed to the increase in gross margin were partially offset by the unfavorable impact of:

•increased tariff rates, which reduced gross margin by approximately 110 basis points;
•end-of-life price reductions on our Hopper Two 30 soft cooler implemented in the second quarter of 2019, which reduced gross margin by approximately 30 basis points; and
•inventory reserve reductions in the prior year period and other impacts, which reduced gross margin by approximately 60 basis points.

Selling, General, and Administrative Expenses

SG&A expenses increased by $44.4 million, or 23%, to $235.2 million for the nine months ended September 28, 2019 compared to $190.7 million for the nine months ended September 29, 2018. As a percentage of net sales, SG&A increased 270 basis points to 38.2% for the nine months ended September 28, 2019. The increase in SG&A expenses was primarily driven by:

•an increase of $23.5 million, or 180 basis points, in selling expenses due to higher marketing expenses, which were broad-based across both brand and performance marketing efforts as well as higher variable expenses, driven by our faster growing DTC channel net sales, including online marketplace fees, outbound freight, and credit card processing fees, partially offset by lower third-party logistics fees; and
•an increase of $20.9 million, or 90 basis points, in general and administrative expenses primarily due to (i) increased personnel to support growth in our business and increased non-cash stock-based compensation expense; (ii) incremental costs incurred in connection with our ongoing transition to being a public company, including costs related to our secondary offering in May 2019; (iii) higher temporary labor and information technology expenses to support growth and continued development of our omni-channel capabilities; (iv) increased depreciation and amortization expense; and (v) increased facilities costs, partially offset by other general and administrative cost savings.

Non-Operating Expenses

Interest expense was $17.1 million for the nine months ended September 28, 2019, compared to $24.5 million for the nine months ended September 29, 2018. The decrease in interest expense was primarily due to decreased balances on our Credit Facility (as defined below) on which the interest expense is calculated. See further discussion of our Credit Facility in “—Liquidity and Capital Resources” below.

Income tax expense was $14.8 million for the nine months ended September 28, 2019, compared to $7.2 million for the nine months ended September 29, 2018. The increase in income tax expense is due to higher income before income taxes and a higher effective tax rate. The effective tax rate for the nine months ended September 28, 2019 was 24%, compared to 18% for the nine months ended September 29, 2018. The lower effective tax rate for the nine months ended September 29, 2018 reflected a discrete net tax benefit resulting from a revaluation of deferred tax assets for state income taxes.
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

Credit Facility

We have a $650.0 million senior secured credit facility (the “Credit Facility”). The Credit Facility provides for: (a) a $100.0 million Revolving Credit Facility maturing on May 19, 2021 (the “Revolving Credit Facility”); (b) a $445.0 million term loan A maturing on May 19, 2021; and (c) a $105.0 million term loan B which would have matured on May 19, 2022 and was repaid in full during the fourth quarter of 2018. As of September 28, 2019, we were in compliance with all covenants under the Credit Facility.

Current Liquidity

At September 28, 2019, we had $34.6 million in cash on hand, no outstanding borrowings under our Revolving Credit Facility, and $100.0 million available for borrowing under our Revolving Credit Facility.

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

For 2019, we expect capital expenditures for property and equipment to be between $30 million and $35 million, primarily related to new product development, information technology systems infrastructure, opening of new retail stores, investments in production molds and tooling and equipment, and expansion of our customization capabilities, including opening a second customization facility with a third-party manufacturer partner.

The amount of our future product sales is difficult to predict, and actual sales may not be in line with our forecasts. As a result, we may be required to seek additional funds in the future from issuances of equity or debt, obtaining additional credit facilities, or loans from other sources.

In addition, we intend to use cash on hand to pay tax withholding obligations in connection with the vesting and settlement of certain employee RSUs, which we anticipate will occur in the fourth quarter of 2019. The amount of such tax withholding obligations, which we estimate will be in a range of approximately $14.0 million to $17.0 million, will be based on the closing price for our common stock as reported on the New York Stock Exchange (“NYSE”) on the date that such RSUs are settled in shares of our common stock. See “Stock-Based Compensation Plans” in Note 6 of the Unaudited Condensed Consolidated Financial Statements.

Cash Flows from Operating, Investing, and Financing Activities

The following table summarizes our cash flows from operating, investing and financing activities for the periods indicated (in thousands):

	Nine Months Ended
	September 28, 2019	September 29, 2018
Cash flows provided by (used in):
Operating activities	$26,558	$118,834
Investing activities	(39,240)	(23,926)
Financing activities	(32,803)	(96,472)
Operating Activities

Net cash provided by operating activities was $26.6 million in the nine months ended September 28, 2019 and was primarily driven by net income of $45.7 million and total non-cash items of $43.7 million, offset by an increase in net working capital items of $62.9 million. Non-cash items primarily consisted of depreciation and amortization of $21.2 million, non-cash stock-based compensation expense of $10.4 million, deferred income taxes of $9.9 million, the amortization of deferred loan costs of $1.7 million, and impairment of long-lived assets of $0.5 million. The change in net working capital items was primarily due to a $64.1 million increase in inventory, primarily reflecting a strategic buildup of Drinkware in advance of potential tariffs as well as investments to support anticipate sales growth, a $12.1 million increase in accounts receivable, a $3.6 million decrease in taxes payable, offset by a $16.7 million increase in accounts payable and accrued expenses related to trade payables and amounts owed to our third-party manufacturers.
Net cash provided by operating activities was $118.8 million in the nine months ended September 29, 2018 and was primarily driven by a decrease in net working capital items of $53.7 million, total non-cash items of $32.5 million, and net income of $32.6 million. The change in net working capital items was primarily due to a $39.3 million increase in accounts payable related amounts owed to our third-party manufacturers, a $17.4 million decrease in inventory driven by effective inventory management, and a $5.2 million decrease in accounts receivable, offset by a $6.1 million decrease in taxes payable. Non-cash items primarily consisted of depreciation and amortization of $18.2 million, non-cash stock-based compensation expense of $10.0 million, amortization of deferred financing fees of $2.8 million, deferred income taxes of $0.9 million, and impairment of long-lived assets of $0.6 million.
Investing Activities
Net cash used in investing activities of $39.2 million for the nine months ended September 28, 2019 was primarily related to $24.2 million of purchases of property and equipment for technology systems infrastructure, facilities, production molds, tooling and equipment, and $15.0 million of purchases of intangibles such as trademark assets and patents.
Net cash used in investing activities of $23.9 million for the nine months ended September 29, 2018 was primarily related to $10.8 million of purchases of intangibles such as trade dress, trademark assets, and patents, and $13.3 million of purchases of property and equipment for technology systems infrastructure, tooling, facilities, and production molds.

Financing Activities

Net cash used in financing activities was $32.8 million for the nine months ended September 28, 2019 resulting from $33.4 million of repayments of long-term debt, a $1.5 million payment of the remaining principal amount on the unsecured promissory note to Rambler On, and $0.6 million in dividend payments to certain option holders, partially offset by $2.7 million of proceeds from employee option exercises. The dividend payments to certain option holders are related to a special dividend paid to our stockholders on May 17, 2016, which required us to pay a $7.9 million dividend to holders of unvested options as of May 17, 2016 that accrues over the requisite service period as the options vest (the “Options Dividend”). The Options Dividend was fully paid as of September 28, 2019.
Net cash used in financing activities was $96.5 million for the nine months ended September 29, 2018 resulting from repayment of $33.4 million and $55.8 million on our term loan A and term loan B under our Credit Facility, respectively, a repayment of $1.5 million of our promissory note with Rambler On, $2.5 million in payments related to the Options Dividend, $2.0 million used to repurchase common stock, and $1.3 million in payments of offering costs related to our initial public offering.
Off-Balance Sheet Arrangements

At September 28, 2019 and December 29, 2018, we had no off-balance sheet debt or arrangements.
Recent Accounting Pronouncements

For a description of recently issued and adopted accounting pronouncements, including the respective dates of adoption and expected effects on our results of operations and financial condition, see “Recently Adopted Accounting Guidance” and “Recent Accounting Guidance Not Yet Adopted” in Note 1 of the Unaudited Condensed Consolidated Financial Statements.
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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on the evaluation of our disclosure controls and procedures as of September 28, 2019, our Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were not effective as of that date due to a material weakness in internal control over financial reporting related to ineffective information technology general controls (“ITGCs”) that was disclosed in our Annual Report on Form 10-K for the year ended December 29, 2018 and that has not been fully remediated.

Changes in Internal Control over Financial Reporting

During the quarter ended September 28, 2019, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Remediation Efforts to Address Previously-Identified Material Weakness

As previously described in Part II, Item 9A of our Annual Report on Form 10-K for the year ended December 29, 2018, we began implementing a remediation plan to address the material weakness mentioned above. As part of those efforts, we hired a Chief Information Officer and an IT Compliance Manager in July 2019 to continue to improve our information technology systems, including the enhancement of related policies and procedures, and the development and documentation of our ongoing ITGC improvement initiatives. We continue to work on addressing remaining remediation activities within our SAP environment and across our other information technology systems that support our financial reporting process. As a result of this material weakness, business process automated and manual controls that are dependent on the affected ITGCs may be ineffective. The material weakness will not be considered remediated until our remediation plan has been fully implemented the applicable controls operate for a sufficient period of time, and we have concluded, through testing, that these controls are operating effectively.

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

The YETI name and premium brand image are integral to the growth of our business, as well as to the implementation of our strategies for expanding our business. Our success depends on the value and reputation of our brand, which, in turn, depends on factors such as the quality, design, performance, functionality, and durability of our products, the image of our e-commerce platform and retail partner floor spaces, our communication activities, including advertising, social media, and public relations, and our management of the customer experience, including direct interfaces through customer service. Maintaining, promoting, and positioning our brand are important to expanding our customer base, and will depend largely on the success of our marketing and merchandising efforts and our ability to provide consistent, high-quality customer experiences. We intend to continue making substantial investments in these areas in order to maintain and enhance our brand, and such investments may not be successful. Ineffective marketing, negative publicity, product diversion to unauthorized distribution channels, product or manufacturing defects, counterfeit products, unfair labor practices, and failure to protect the intellectual property rights in our brand are some of the potential threats to the strength of our brand, and those and other factors could rapidly and severely diminish customer confidence in us. Furthermore, these factors could cause our customers to lose the personal connection they feel with the YETI brand. We believe that maintaining and enhancing our brand image in our current markets and in new markets where we have limited brand recognition is important to expanding our customer base. If we are unable to maintain or enhance our brand in current or new markets, our growth strategy and results of operations could be harmed.

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

Our success depends, in part, on our ability to attract customers in a cost-effective manner. In order to expand our customer base, we must appeal to and attract customers ranging from serious outdoor enthusiasts to individuals who simply value products of uncompromising quality and design. We have made, and we expect that we will continue to make, significant investments in attracting new customers, including through the use of corporate partnerships, YETI Ambassadors, traditional, digital, and social media, original YETI films, and participation in, and sponsorship of, community events. Marketing campaigns can be expensive and may not result in the cost-effective acquisition of customers. Further, as our brand becomes more widely known, future marketing campaigns may not attract new customers at the same rate as past campaigns. If we are unable to attract new customers, our business will be harmed.

Our growth depends, in part, on expanding into additional consumer markets, and we may not be successful in doing so.

We believe that our future growth depends not only on continuing to reach our current core demographic, but also continuing to broaden our retail partner and customer base. The growth of our business will depend, in part, on our ability to continue to expand our retail partner and customer bases in the United States, as well as in international markets, including Canada, Australia, Europe, Japan, and, in the future, China. In these markets, we may face challenges that are different from those we currently encounter, including competitive, merchandising, distribution, hiring, and other difficulties. We may also encounter difficulties in attracting customers due to a lack of consumer familiarity with or acceptance of our brand, or a resistance to paying for premium products, particularly in international markets. We continue to evaluate marketing efforts and other strategies to expand the customer base for our products. In addition, although we are investing in sales and marketing activities to further penetrate newer regions, including expansion of our dedicated sales force, we cannot assure you that we will be successful. If we are not successful, our business and results of operations may be harmed.

Our net sales and profits depend on the level of customer spending for our products, which is sensitive to general economic conditions and other factors; during a downturn in the economy, consumer purchases of discretionary items are affected, which could materially harm our sales, profitability, and financial condition.

Our products are discretionary items for customers. Therefore, the success of our business depends significantly on economic factors and trends in consumer spending. There are a number of factors that influence consumer spending, including actual and perceived economic conditions, consumer confidence, disposable consumer income, consumer credit availability, unemployment, and tax rates in the markets where we sell our products. Consumers also have discretion as to where to spend their disposable income and may choose to purchase other items or services if we do not continue to provide authentic, compelling, and high-quality products at appropriate price points. As global economic conditions continue to be volatile and economic uncertainty remains, trends in consumer discretionary spending also remain unpredictable and subject to declines. Any of these factors could harm discretionary consumer spending, resulting in a reduction in demand for our premium products, decreased prices, and harm to our business and results of operations. Moreover, consumer purchases of discretionary items tend to decline during recessionary periods when disposable income is lower or during other periods of economic instability or uncertainty, which may slow our growth more than we anticipate. A downturn in the economies in markets in which we sell our products, particularly in the United States, may materially harm our sales, profitability, and financial condition.

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

Competitors have attempted, and will likely continue to attempt to imitate, our products and technology. If we are unable to protect or preserve our brand image and proprietary rights, our business may be harmed.

As our business continues to expand, our competitors have imitated or attempted to imitate, and will likely continue to imitate or attempt to imitate, our product designs and branding, which could harm our business and results of operations. Only a portion of the intellectual property used in the manufacture and design of our products is patented, and we therefore rely significantly on trade secrets, trade and service marks, trade dress, and the strength of our brand. We regard our patents, trade dress, trademarks, copyrights, trade secrets, and similar proprietary rights as critical to our success. We also rely on trade secret protection and confidentiality agreements with our employees, consultants, suppliers, manufacturers, and others to protect our proprietary rights. Nevertheless, the steps we take to protect our proprietary rights against infringement or other violation may be inadequate and we may experience difficulty in effectively limiting the unauthorized use of our patents, trademarks, trade dress, and other intellectual property and proprietary rights worldwide. We also cannot guarantee that others will not independently develop technology with the same or similar function to any proprietary technology we rely on to conduct our business and differentiate ourselves from our competitors. Because a significant portion of our products are manufactured overseas in countries where counterfeiting is more prevalent, and we intend to increase our sales overseas over the long term, we may experience increased counterfeiting of our products. Unauthorized use or invalidation of our patents, trademarks, copyrights, trade dress, trade secrets, or other intellectual property or proprietary rights may cause significant damage to our brand and harm our results of operations.

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

Our third-party contract manufacturers ship most of our products to our distribution centers in Dallas, Texas and Salt Lake City, Utah. Our reliance on two geographical locations for our distribution centers makes us more vulnerable to natural disasters, weather-related disruptions, accidents, system failures, or other unforeseen events that could delay or impair our ability to fulfill retailer orders and/or ship merchandise purchased on our website, which could harm our sales. We import our products, and we are also vulnerable to risks associated with products manufactured abroad, including, among other things: (a) risks of damage, destruction, or confiscation of products while in transit to our distribution centers; and (b) transportation and other delays in shipments, including as a result of heightened security screening, port congestion, and inspection processes or other port-of-entry limitations or restrictions in the United States. In order to meet demand for a product, we have chosen in the past, and may choose in the future, to arrange for additional quantities of the product, if available, to be delivered through air freight, which is significantly more expensive than standard shipping by sea and, consequently, could harm our gross margins. Failure to procure our products from our third-party contract manufacturers and deliver merchandise to our retail partners and DTC channel in a timely, effective, and economically viable manner could reduce our sales and gross margins, damage our brand, and harm our business.

We also rely on the timely and free flow of goods through open and operational ports from our suppliers and manufacturers. Labor disputes or disruptions at ports, our common carriers, or our suppliers or manufacturers could create significant risks for our business, particularly if these disputes result in work slowdowns, lockouts, strikes, or other disruptions during periods of significant importing or manufacturing, potentially resulting in delayed or canceled orders by customers, unanticipated inventory accumulation or shortages, and harm to our business, results of operations, and financial condition.

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

We depend on a limited number of third-party contract manufacturers for the sourcing of our products. For our hard coolers, soft coolers, Drinkware, bags, and outdoor living products, our two largest manufacturers for each such product comprised approximately 90%, 58%, 81%, 87%, and 97%, respectively, of our production volume during the first nine months of 2019. For our cargo, we have two manufacturers, and the largest manufacturer comprised approximately 65% of our production volume during the first nine months of 2019. As a result of this concentration in our supply chain, our business and operations would be negatively affected if any of our key manufacturers were to experience significant disruption affecting the price, quality, availability, or timely delivery of products. The partial or complete loss of these manufacturers, or a significant adverse change in our relationship with any of these manufacturers,  could result in lost sales, added costs, and distribution delays that could harm our business and customer relationships.

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

Inventory levels in excess of customer demand, including Drinkware inventory we have added in preparation for the implementation of recently enacted tariffs, or that we may add in preparation for tariffs in the future, may result in inventory write-downs or write-offs and the sale of excess inventory at discounted prices or in less preferred distribution channels, which could impair our brand image and harm our gross margin. In addition, if we underestimate the demand for our products, our manufacturers may not be able to produce products to meet our customer requirements, and this could result in delays in the shipment of our products and our ability to recognize revenue, lost sales, as well as damage to our reputation and retailer and distributor relationships.

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

As current tariffs are implemented, or if additional tariffs or other restrictions are placed on foreign imports or any related counter-measures are taken by other countries, our business and results of operations could be harmed.

The Trump Administration has put into place tariffs and other trade restrictions and signaled that it may additionally alter trade agreements and terms between the United States and China, the European Union, Canada, and Mexico, among others, including limiting trade and/or imposing tariffs on imports from such countries. In addition, China, the European Union, Canada, and Mexico, among others, have either threatened or put into place retaliatory tariffs of their own. As announced tariffs are implemented, or additional tariffs or other restrictions are placed on foreign imports, including on any of our products manufactured overseas for sale in the United States, or any related counter-measures are taken by other countries, our business and results of operations may be materially harmed.

Current and additional tariffs have the potential to significantly raise the cost of our products, particularly our Drinkware. In such a case, there can be no assurance that we will be able to shift manufacturing and supply agreements to non-impacted countries, including the United States, to reduce the effects of the tariffs. As a result, we may suffer margin erosion or be required to raise our prices, which may result in the loss of customers, negatively impact our results of operations, or otherwise harm our business. In addition, the imposition of tariffs on products that we export to international markets could make such products more expensive compared to those of our competitors if we pass related additional costs on to our customers, which may also result in the loss of customers, negatively impact our results of operations, or otherwise harm our business.

A significant portion of our sales are to independent retail partners.

22% of our gross sales for 2018 and 19% of our gross sales for the nine months ended September 28, 2019 were made to independent retail partners. These retail partners may decide to emphasize products from our competitors, to redeploy their retail floor space to other product categories, or to take other actions that reduce their purchases of our products. We do not receive long-term purchase commitments from our independent retail partners, and orders received from our independent retail partners are cancellable. Factors that could affect our ability to maintain or expand our sales to these independent retail partners include: (a) failure to accurately identify the needs of our customers; (b) a lack of customer acceptance of new products or product expansions; (c) unwillingness of our independent retail partners and customers to attribute premium value to our new or existing products or product expansions relative to competing products; (d) failure to obtain shelf space from our retail partners; (e) new, well-received product introductions by competitors; and (f) damage to our relationships with independent retail partners due to brand or reputational harm.

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

We have key relationships with national retail partners. For both 2018 and the first nine months of 2019, one national retail partner, Dick’s Sporting Goods, accounted for approximately 16% of our gross sales. If we lose any of our key retail partners or any key retail partner reduces its purchases of our existing or new products or its number of stores or operations or promotes products of our competitors over ours, our sales would be harmed. Because we are a premium brand, our sales depend, in part, on retail partners effectively displaying our products, including providing attractive space and point of purchase displays in their stores, and training their sales personnel to sell our products. If our retail partners reduce or terminate those activities, we may experience reduced sales of our products, resulting in lower gross margins, which would harm our results of operations.

If our plans to increase sales through our DTC channel are not successful, our business and results of operations could be harmed.

For the nine months ended September 28, 2019, our DTC channel accounted for 38% of our net sales. Part of our growth strategy involves increasing sales through our DTC channel. However, we have limited operating experience executing the retail component of this strategy. The level of customer traffic and volume of customer purchases through our website or other e-commerce initiatives are substantially dependent on our ability to provide a content-rich and user-friendly website, a hassle-free customer experience, sufficient product availability, and reliable, timely delivery of our products. If we are unable to maintain and increase customers’ use of our website, allocate sufficient product to our website, and increase any sales through our website, our business, and results of operations could be harmed.

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

We may in the future expand our existing DTC channel by opening new retail and pop-up stores. We opened retail stores in Charleston, South Carolina and Chicago, Illinois in June 2019 and September 2019, respectively, and we plan to open additional retail stores, including a store in Denver Colorado, in 2020. Additionally, we opened a pop-up store in each of Austin and Dallas, Texas in October 2019 and November 2019, respectively. Our ability to open new retail and pop-up stores in a timely manner and operate them profitably depends on a number of factors, many of which are beyond our control, including:

•our ability to manage the financial and operational aspects of our retail growth strategy, including making appropriate investments in our software systems, information technology, and operational infrastructure;
•our ability to identify suitable locations, including our ability to gather and assess demographic and marketing data to accurately determine customer demand for our products in the locations we select;
•our ability to negotiate favorable lease agreements;
•our ability to properly assess the potential profitability and payback period of potential new retail store locations;
•the availability of financing on favorable terms;
•our ability to secure required governmental permits and approvals and our ability to effectively comply with state and local employment and labor laws, rules, and regulations;
•our ability to hire and train skilled store operating personnel, especially management personnel;
•the availability of construction materials and labor and the absence of significant construction delays or cost overruns;
•our ability to provide a satisfactory mix of merchandise that is responsive to the needs of our customers living in the areas where new retail stores are established;
•our ability to establish a supplier and distribution network able to supply new retail stores with inventory in a timely manner;
•our competitors, or our retail partners, building or leasing stores near our retail stores or in locations we have identified as targets for a new retail store;

•customer demand for our products; and
•general economic and business conditions affecting consumer confidence and spending and the overall strength of our business.

We currently have three retail stores, two pop-up stores, and a corporate store and, therefore, have limited experience in opening retail stores and may not be able to successfully address the risks that they entail. For example, we may not be able to implement our retail store strategy, achieve desired net sales growth, and payback periods or maintain consistent levels of profitability in our retail stores. In order to pursue our retail store strategy, we will be required to expend significant cash resources prior to generating any sales in these stores. We may not generate sufficient sales from these stores to justify these expenses, which could harm our business and profitability. The substantial management time and resources which any future retail store expansion strategy may require could also result in disruption to our existing business operations which may decrease our net sales and profitability.

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

Continued expansion into markets outside the United States, including Canada, Australia, Europe, Japan, and China, is one of our key long-term strategies for the future growth of our business. There are, however, significant costs and risks inherent in selling our products in international markets, including: (a) failure to effectively translate and establish our core brand identity, particularly in markets with a less-established heritage of outdoor and recreational activities; (b) time and difficulty in building a widespread network of retail partners; (c) increased shipping and distribution costs, which could increase our expenses and reduce our margins; (d) potentially lower margins in some regions; (e) longer collection cycles in some regions; (f) increased competition from local providers of similar products; (g) compliance with foreign laws and regulations, including taxes and duties, enhanced privacy laws, rules, and regulations, and product liability laws, rules, and regulations, particularly in the European Union; (h) establishing and maintaining effective internal controls at foreign locations and the associated increased costs; (i) increased counterfeiting and the uncertainty of protection for intellectual property rights in some countries and practical difficulties of enforcing rights abroad; (j) compliance with anti-bribery, anti-corruption, sanctions and anti-money laundering laws, such as the FCPA, the Bribery Act, and OFAC regulations, by us, our employees, and our business partners; (k) currency exchange rate fluctuations and related effects on our results of operations; (l) economic weakness, including inflation, or political instability in foreign economies and markets; (m) compliance with tax, employment, immigration, and labor laws for employees living or traveling abroad; (n) workforce uncertainty in countries where labor unrest is more common than in the United States; (o) business interruptions resulting from geopolitical actions, including war and terrorism, or natural disasters, including earthquakes, typhoons, floods, and fires; (p) the imposition of tariffs on products that we import into international markets that could make such products more expensive compared to those of our competitors; (q) that our ability to expand internationally could be impacted by the intellectual property rights of third parties that conflict with or are superior to ours; and (r) other costs and risks of doing business internationally.

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

Our business is vulnerable to damage or interruption from earthquakes, fires, floods, power losses, telecommunications failures, terrorist attacks, acts of war, human errors, criminal acts, and similar events. For example, a significant natural disaster, such as an earthquake, fire, or flood, could harm our business, results of operations, and financial condition, and our insurance coverage may be insufficient to compensate us for losses that may occur. Our corporate offices, one of our distribution centers, and one of our data center facilities are located in Texas, a state that frequently experiences floods and storms. In addition, the facilities of our suppliers and where our manufacturers produce our products are located in parts of Asia that frequently experience typhoons and earthquakes. Acts of terrorism could also cause disruptions in our or our suppliers’, manufacturers’, and logistics providers’ businesses or the economy as a whole. We may not have sufficient protection or recovery plans in some circumstances, such as natural disasters affecting Texas or other locations where we have operations or store significant inventory. Our servers may also be vulnerable to computer viruses, criminal acts, denial-of-service attacks, ransomware, and similar disruptions from unauthorized tampering with our computer systems, which could lead to interruptions, delays, or loss of critical data. As we rely heavily on our information technology and communications systems and the Internet to conduct our business and provide high-quality customer service, these disruptions could harm our ability to run our business and either directly or indirectly disrupt our suppliers’ or manufacturers’ businesses, which could harm our business, results of operations, and financial condition.

We rely significantly on information technology and any failure, inadequacy or interruption of that technology could harm our ability to effectively operate our business.

Our business relies on information technology. Our ability to effectively manage and maintain our inventory and internal reports, and to ship products to customers and invoice them on a timely basis depends significantly on our enterprise resource planning, warehouse management, and other information systems. We also heavily rely on information systems to process financial and accounting information for financial reporting purposes. Any of these information systems could fail or experience a service interruption for a number of reasons, including computer viruses, programming errors, hacking or other unlawful activities, disasters or our failure to properly maintain system redundancy or protect, repair, maintain or upgrade our systems. The failure of our information systems to operate effectively or to integrate with other systems, or a breach in security of these systems could cause delays in product fulfillment and reduced efficiency of our operations, which could negatively impact our financial results. If we experienced any significant disruption to our financial information systems that we are unable to mitigate, our ability to timely report our financial results could be impacted, which could negatively impact our stock price. We also communicate electronically throughout the world with our employees and with third parties, such as customers, suppliers, vendors, and consumers. A service interruption or shutdown could have a materially adverse impact on our operating activities. Remediation and repair of any failure, problem or breach of our key information systems could require significant capital investments.

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

As of September 28, 2019, we had $298.0 million principal amount of indebtedness outstanding under the Credit Facility (as defined in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” of this Report). The Credit Facility is jointly and severally guaranteed by certain of our wholly-owned material subsidiaries, including YETI Coolers, LLC, which we refer to as YETI Coolers and YETI Custom Drinkware LLC, which we refer to as YCD, and any of our future subsidiaries that become guarantors, together, which we refer to as the Guarantors, and is also secured by a first-priority lien on substantially all of our assets and the assets of the Guarantors, in each case subject to certain customary exceptions. We may, from time to time, incur additional indebtedness under the Credit Facility.

The Credit Facility places certain conditions on us, including, subject to certain conditions, reductions, and exceptions, requiring us to utilize a portion of our cash flow from operations to make payments on our indebtedness, reducing the availability of our cash flow to fund working capital, capital expenditures, development activity, return capital to our stockholders, and other general corporate purposes. Our compliance with this condition may limit our ability to invest in the ongoing needs of our business. For example, complying with this condition:

•increases our vulnerability to adverse economic or industry conditions;
•limits our flexibility in planning for, or reacting to, changes in our business or markets;
•makes us more vulnerable to increases in interest rates, as borrowings under the Credit Facility bear interest at variable rates;
•limits our ability to obtain additional financing in the future for working capital or other purposes; and
•potentially places us at a competitive disadvantage compared to our competitors that have less indebtedness.

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

During the preparation of our consolidated financial statements for the year ended December 30, 2017, we identified certain material weaknesses in our internal control over financial reporting. The material weaknesses related to: (a) ineffective information technology general controls (“ITGCs”) in the areas of user access and program-change management over certain information technology systems that support our financial reporting process; and (b) failure to properly detect and analyze issues in the accounting system related to inventory valuation. During the year ended December 29, 2018, we implemented controls related to inventory valuation, concluded that our remediation efforts were successful, and that the previously-identified material weakness relating to inventory has been remediated. We also took a number of actions to improve our ITGCs but have not completed our plans to sufficiently remediate the material weakness related to such controls. For example, we hired a Chief Information Officer and an IT Compliance Manager in July 2019 to continue to improve our information technology systems, including the enhancement of related policies and procedures, and the development and documentation of our ongoing ITGC improvement initiatives. We continue to work on addressing remaining remediation activities within our SAP environment and across our other information technology systems that support our financial reporting process. As a result of this material weakness, business process automated and manual controls that are dependent on the affected ITGCs may be ineffective. The material weakness will not be considered remediated until our remediation plan has been fully implemented, the applicable controls operate for a sufficient period of time, and we have concluded, through testing, that our ITGCs are operating effectively.

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

We will no longer qualify as an emerging growth company on December 28, 2019, and as a result, our independent registered public accounting firm will be required to formally attest to the effectiveness of our internal control over financial reporting in our Annual Report on Form 10-K for the fiscal year ending December 28, 2019. As a result of the material weakness related to ITGCs, we may be unable to assert in our Annual Report on Form 10-K for the fiscal year ending December 28, 2019 that our internal control over financial reporting is effective as of December 28, 2019, and our independent registered public accounting firm may issue a report that our internal control over financial reporting is not effective as of such date. Furthermore, we cannot assure you that the measures we have taken to date, and actions we may take in the future, will be sufficient to remediate the control deficiencies that led to the material weakness in our internal control over financial reporting or that other material weaknesses and control deficiencies will not be discovered in the future. Any failure to maintain effective disclosure controls and internal control over financial reporting, our failure to assert that our internal control over financial reporting is effective, or an adverse internal control attestation report from our independent registered public accounting firm, could have an adverse effect on our business and operating results, could cause investors to lose confidence in our financial statements, and could cause a decline in the price of our common stock, and we may be unable to maintain compliance with the NYSE listing standards.

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

Our business involves the potential for product recalls, product liability, and other claims against us, which could affect our earnings and financial condition.

As a designer, marketer, retailer, and distributor of consumer products, we are subject to the United States Consumer Products Safety Act of 1972, as amended by the Consumer Product Safety Improvement Act of 2008, which empowers the Consumer Products Safety Commission to exclude from the market products that are found to be unsafe or hazardous, and similar laws under foreign jurisdictions. Under certain circumstances, the Consumer Products Safety Commission or comparable foreign agency could require us to repurchase or recall one or more of our products. Additionally, laws regulating consumer products exist in states and some cities, as well as other countries in which we sell our products, and more restrictive laws and regulations may be adopted in the future. Any repurchase or recall of our products, monetary judgment, fine or other penalty could be costly and damaging to our reputation. If we were required to remove, or we voluntarily removed, our products from the market, our reputation could be tarnished, and we may have large quantities of finished products that we could not sell.

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

The market price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

•actual or anticipated fluctuations in our results of operations;
•the financial projections we may provide to the public, any changes in these projections, or our failure to meet these projections;
•failure of securities analysts to maintain coverage of the Company, changes in financial estimates by any securities analysts who follow the Company, or our failure to meet these estimates or the expectations of investors;
•ratings changes by any securities analysts who follow the Company;
•sales or potential sales of shares by our stockholders, or the filing of a registration statement for these sales;
•announcement of new, or the implementation of previously announced, tariffs or changes in tariffs by the U.S. or foreign governments;
•adverse market reaction to any indebtedness we may incur or equity we may issue in the future;

•announcements by us or our competitors of significant innovations, acquisitions, strategic partnerships, joint ventures, or capital commitments;
•publication of adverse research reports about us, our industry, or individual companies within our industry;
•publicity related to problems in our manufacturing or the real or perceived quality of our products, as well as the failure to timely launch new products that gain market acceptance;
•changes in operating performance and stock market valuations of our competitors;
•price and volume fluctuations in the overall stock market, including as a result of trends in the United States or global economy;
•any major change in our Board of Directors or management;
•lawsuits threatened or filed against us or negative results of any lawsuits;
•security breaches or cyberattacks;
•legislation or regulation of our business;
•loss of key personnel;
•new products introduced by us or our competitors;
•the perceived or real impact of events that harm our direct competitors;
•developments with respect to our trademarks, patents, or proprietary rights;
•general market conditions; and
•other events or factors, including those resulting from war, incidents of terrorism, or responses to these events, which could be unrelated to us or outside of our control.

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

The group consisting of Cortec Group Fund V, L.P., and its affiliates, (collectively, “Cortec”) is our largest stockholder, currently owning 44.4% of the total voting power of our common stock. In addition, pursuant to a voting agreement by and among Cortec, our Founders, and their respective affiliates (the “Voting Agreement”), by which Cortec has the right to vote in the election of our directors the shares of common stock held by all parties to the Voting Agreement, Cortec controls more than 60.7% of the total voting power of our common stock with respect to the election of our directors. Our directors, executive officers, and other holders of more than 5% of our common stock, together with their affiliates, own, in the aggregate, 60.7% of our outstanding common stock. As a result, these stockholders, acting together or in some cases individually, have the ability to control the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation, or sale of all or substantially all of our assets. In addition, these stockholders, acting together or in some cases individually, have the ability to control the management and affairs of our company. Accordingly, this concentration of ownership might decrease the market price of our common stock by:

•delaying, deferring, or preventing a change in control of the Company;
•impeding a merger, consolidation, takeover, or other business combination involving us; or
•discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of the Company.

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

Because Cortec controls more than 50% of the total voting power of our common stock with respect to the election of our directors, we are considered a controlled company under the NYSE listing standards. As a controlled company, we are currently exempt from the obligation to comply with certain NYSE corporate governance requirements, including the requirements:

•that a majority of our Board of Directors consist of independent directors, as defined under the NYSE listing standards;
•that we have a nominating and governance committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and
•that we have a compensation committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities.

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

Our Board of Directors has previously determined that two of the three members of our Compensation Committee, one of the three members of our Nominating Governance Committee and three of the eight members of our Board of Directors are independent for purposes of the NYSE listing standards.  If we cease to be a controlled company, we intend to appoint additional directors to our Board of Directors and committees and/or appoint current directors who are then deemed independent to additional committees within the time periods required by the NYSE listing standards. During these phase-in periods, our stockholders will not have the same protections afforded to stockholders of companies of which the majority of directors are independent and, if, within the phase-in periods, we are not able to comply with the NYSE listing requirements, we may be subject to delisting actions by the NYSE. In addition, a change in our Board of Directors and committee membership may result in a change in corporate strategy and operating philosophies and may result in deviations from our current growth strategy.

Our Board of Directors currently consists of eight directors, comprised of our Chief Executive Officer, one of our Founders, three outside directors, and three directors selected by Cortec pursuant to the terms of a stockholders agreement, dated October 24, 2018, by and among YETI, Cortec Management V, LLC, in its capacity as managing general partner of Cortec Fund V, L.P., Cortec Co-Investment Fund V, LLC, and certain other stockholders (the “Stockholders Agreement”). In addition, pursuant to the Stockholders Agreement, Cortec has the right to have one of its representatives serve as Chair of our Board of Directors and Chair of the Nominating and Governance Committee of our Board of Directors, as well as the right to select nominees for our Board of Directors, in each case subject to a phase-out period based on Cortec’s future share ownership. Accordingly, even if we are no longer a controlled company, holders of our common stock may not have the same protections afforded to stockholders of companies that do not have a stockholders agreement similar to ours.

We will cease to qualify as an emerging growth company as of December 28, 2019, in which case we will be subject to Section 404(b) of the Sarbanes-Oxley Act of 2002, and must comply with certain new accounting standards, and with other requirements that we were previously exempt from as an emerging growth company, that may be difficult for us to satisfy in a timely fashion.

We will cease to qualify as an emerging growth company as of December 28, 2019, the end of our current fiscal year, because the market value of our common stock held by non-affiliates exceeded $700 million as of June 28, 2019, the last business day of our most recently completed second fiscal quarter. As a result, we will be required to comply with the additional requirements associated with no longer being an emerging growth company, including the requirements for accelerated adoption of certain new accounting standards, the requirement that our independent registered public accounting firm express an opinion as to the effectiveness of our internal control over financial reporting, and the other disclosure and governance requirements described above. Section 404(a) of the Sarbanes-Oxley Act of 2002 requires that we evaluate and determine the effectiveness of our internal control over financial reporting and provide a management report on the internal control over financial reporting. Section 404(b) of that Act will require that we file our independent registered public accounting firm’s attestation report on our internal control over financial reporting. We are in the process of planning for the accelerated adoption of new accounting standards as well as designing, documenting or implementing the incremental internal control over financial reporting required to comply with these obligations, which will be time consuming, costly and complicated. We may not be able to complete our evaluation, testing, and any required remediation in a timely fashion. As a result of the material weakness related to our ITGCs, we may be unable to assert in our Annual Report on Form 10-K for the fiscal year ending December 28, 2019 that our internal control over financial reporting is effective as of December 28, 2019, and our independent registered public accounting firm will likely issue a report that our internal control over financial reporting is not effective as of such date.

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

Provisions in our amended and restated certificate of incorporation and amended and restated bylaws may have the effect of delaying or preventing a change in control or changes in our management. Our amended and restated certificate of incorporation and amended and restated bylaws:

•provide that our Board of Directors is classified into three classes of directors;
•prohibit stockholders from taking action by written consent from and after the date that Cortec beneficially owns less than 35% of our outstanding shares of common stock;
•provide that stockholders may remove directors only for cause after the date that Cortec beneficially owns less than 35% of our outstanding common stock and only with the approval of holders of at least 66 2/3% of our then outstanding common stock;
•provide that the authorized number of directors may be changed only by resolution of the Board of Directors;
•provide that all vacancies, including newly created directorships, may, except as otherwise required by law or as set forth in the Stockholders Agreement be filled by the affirmative vote of a majority of directors then in office, even if less than a quorum;
•provide that stockholders seeking to present proposals before a meeting of stockholders or to nominate candidates for election as directors at a meeting of stockholders must provide notice in writing in a timely manner, and also specify requirements as to the form and content of a stockholder’s notice;
•restrict the forum for certain litigation against us to Delaware;
•do not provide for cumulative voting rights (therefore allowing the holders of a majority of the shares of common stock entitled to vote in any election of directors to elect all of the directors standing for election);
•provide that special meetings of our stockholders may be called only by the Chairman of the Board of Directors, our CEO, or the Board of Directors pursuant to a resolution adopted by a majority of the total number of authorized directors;
•provide that stockholders will be permitted to amend our Amended and Restated Bylaws only upon receiving at least 66 2/3% of the votes entitled to be cast by holders of all outstanding shares then entitled to vote generally in the election of directors, voting together as a single class; and
•provide that certain provisions of our amended and restated certificate of incorporation may only be amended upon receiving at least 66 2/3% of the votes entitled to be cast by holders of all outstanding shares then entitled to vote, voting together as a single class.

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
Item 6. Exhibits.
All documents referenced below have been filed pursuant to the Exchange Act by YETI Holdings, Inc., file number 001-38713, unless otherwise indicated.

Exhibit Number	Exhibit

3.1	Amended and Restated Certificate of Incorporation of YETI Holdings, Inc. (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K on October 26, 2018 and incorporated herein by reference)

3.2	Amended and Restated Bylaws of YETI Holdings, Inc. (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K on October 26, 2018 and incorporated herein by reference)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

YETI Holdings, Inc.

Dated: November 4, 2019	By:	/s/ Matthew J. Reintjes
Matthew J. Reintjes
President and Chief Executive Officer, Director (Principal Executive Officer)

Dated: November 4, 2019	By:	/s/ Paul C. Carbone
Paul C. Carbone
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)