Form 10-K
period 2019-12-28
YETI Holdings, Inc.
filed 2020-02-18
CIK 1670592

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________
FORM 10-K
________________________________________________
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 28, 2019
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from           to
Commission file number 001-38713
________________________________________________
YETI Holdings, Inc.
(Exact name of registrant as specified in its charter)
________________________________________________

Delaware	45-5297111
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
7601 Southwest Parkway
Austin, Texas 78735
(Address of principal executive offices) (Zip Code)
Registrant’s telephone number, including area code: (512) 394-9384
Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	YETI	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☒  No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act Yes ☐  No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes  ☐ No  ☒
As of June 28, 2019, the last business day of our mostly recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates was $1,137,608,546.
As of February 7, 2020, there were 86,786,443 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the registrant’s 2020 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission no later than 120 days after December 28, 2019, are incorporated by reference in Part III herein.

Forward-Looking Statements
This Annual Report on Form 10-K (this “Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical or current fact included in this Report are forward-looking statements. Forward-looking statements include statements containing words such as “anticipate,” “assume,” “believe,” “can,” “have,” “contemplate,” “continue,” “could,” “design,” “due,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “likely,” “may,” “might,” “objective,” “plan,” “predict,” “project,” “potential,” “seek,” “should,” “target,” “will,” “would,” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operational performance or other events. For example, all statements made relating to growth strategies, the estimated and projected costs, expenditures, and growth rates, plans and objectives for future operations, growth, or initiatives, or strategies are forward-looking statements. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that are expected and, therefore, you should not unduly rely on such statements. The risks and uncertainties that could cause actual results to differ materially from those expressed or implied by these forward-looking statements include but are not limited to the risks and uncertainties listed under the heading “Risk Factors” in Part I, Item 1A of this Report, as such risk factors may be amended, supplemented or superseded from time to time by other reports we file with the United States Securities and Exchange Commission.

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

PART I
Item 1. Business
Overview
YETI Holdings, Inc. is a growing designer, marketer, retailer, and distributor of a variety of innovative, branded, premium products to a wide-ranging customer base. Our mission is to ensure that each YETI product delivers exceptional performance and durability in any environment, whether in the remote wilderness, at the beach, or anywhere else life takes our customers. By consistently delivering high-performing products, we have built a following of engaged brand loyalists throughout the United States, Canada, Australia, and elsewhere, ranging from serious outdoor enthusiasts to individuals who simply value products of uncompromising quality and design. Our relationship with customers continues to thrive and deepen as a result of our innovative new product introductions, expansion and enhancement of our existing product families, and multifaceted branding activities.
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
Our fiscal year is the 52- or 53-week period that ends on the Saturday closest in proximity to December 31, such that each quarterly period will be 13 weeks in length, except during a 53-week period when the fourth quarter will be 14 weeks. Fiscal year 2020 will be a 53-week period. Unless otherwise stated, references to particular years, quarters, months and periods refer to our fiscal years ended in December and the associated quarters, months, and periods of those fiscal years.
Recent Developments
Amended and Extended Credit Facility
In December 2019, we amended our credit facility and extended the maturity to December 2024. Other changes included increasing the principal amount of our term loan from $298.0 million to $300.0 million, increasing commitments under the revolving credit facility from $100.0 million to $150.0 million, and reducing the interest rate spreads.
Retail Stores Openings
In June 2019 and September 2019, we opened retail stores in Charleston, South Carolina and Chicago, Illinois, respectively. In October 2019 and November 2019, we opened a pop-up store in Austin and Dallas, Texas, respectively.
International Expansion
As part of our strategy to expand internationally, we launched the YETI.ca website in Canada in June 2019 to provide customers the opportunity to purchase YETI products directly online; launched the uk.YETI.com and eu.YETI.com websites in the United Kingdom and Europe in July 2019; launched the nz.YETI.com website in New Zealand in August 2019; and began fulfilling wholesale orders in New Zealand and the United Kingdom in August 2019 and September 2019, respectively.
New Distribution Center
In August 2019, we began fulfilling customer orders out of a new distribution facility in Salt Lake City, Utah, which is managed by a global third-party logistics provider.
Rambler On Note Repayment
In May 2019, we repaid in full $1.5 million of remaining principal amount on the unsecured promissory note to Rambler On LLC (“Rambler On”) and $0.1 million of accrued interest outstanding thereon, using cash on hand.

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
Product Introductions
During 2019, we introduced our LoadOut GoBox, Rambler 12 oz. Bottle with Hotshot Cap, Daytrip Lunch Bag, next-generation Hopper M30 Soft Cooler, Rambler Jr. Kids Bottle, Rambler 10 oz. Stackable Mug, the Trailhead Dog Bed, Boomer 4 Dog Bowl, Crossroads 23 Backpack, Crossroads Tote Bag, Rambler 24 oz. Mug, V Series Hard Cooler and new colorways for Drinkware, hard and soft coolers, and for our Camino Carryall. We also expanded distribution of our Camino Carryall to our wholesale channel.
Our Products
Our product portfolio is comprised of three categories: Coolers & Equipment; Drinkware; and Other. We have a track record of consistently broadening our high-performance, premium-priced product portfolio to meet our expanding customer base and their evolving pursuits. Our culture of innovation and success in identifying customer needs and wants drives our robust product pipeline. In 2019, nets sales of Coolers & Equipment, Drinkware, and Other represented 40%, 58%, and 2% of net sales, respectively. Refer to Note 2 of the Notes to Consolidated Financial Statements for net revenues by product category.
Coolers & Equipment
Our Coolers & Equipment family is comprised of hard coolers, soft coolers, storage, transport, outdoor living, and associated accessories. Coolers & Equipment could change over time as we add new product categories and incubate them within Coolers & Equipment.
Hard Coolers. Unlike conventional hard coolers, our hard coolers are built with seamless rotationally-molded, or rotomolded, construction, making them nearly indestructible. For superior ice retention, we pressure-inject up to two inches of commercial-grade polyurethane foam into the walls and lid and utilize a freezer-quality gasket to seal the lid. We offer five product ranges within our core hard cooler category: YETI Tundra™, YETI Roadie®, Tundra Haul™, YETI TANK®, and YETI Silo™ 6G. We also offer related accessories, including locks, beverage holders, and other add-ons, to enhance our products’ versatility. In 2019, we advanced innovation and performance in hard coolers by introducing the stainless-steel body YETI V Series™ Hard Cooler, which combines the high-performing vacuum insulation technology used in our Drinkware with the construction of our iconic hard coolers to produce more efficient insulation.
Soft Coolers. The Hopper® is our line of soft coolers, which are designed to be leakproof and provide superior durability and ice retention compared to ordinary soft coolers. The Hopper soft cooler product line includes: the next-generation Hopper® M30, Hopper BackFlip™, Hopper Flip®, and Daytrip™ Lunch Bag. Our soft coolers also include related accessory options such as the SideKick Dry gear case, MOLLE Zinger retractable lanyard, and a mountable MOLLE Bottle Opener.
Storage, Transport, and Outdoor Living. Our storage, transport, and outdoor living product category includes: the Panga™ submersible duffel bag, LoadOut™ Bucket, Panga™ Backpack, Crossroads™ Backpack, Crossroads Tote, Camino™ Carryall, SideKick Dry® gear case, Hondo™ Base Camp Chair, Lowlands™ Blanket, Trailhead™ Dog Bed, and Boomer Dog Bowls. Beginning in 2019, we began reporting Boomer Dog Bowl net sales in our Coolers & Equipment instead of in our Other category. We also offer a wide range of accessories, including bottle openers, lids, and storage organizers.

Drinkware
Our Drinkware product family is made with durable, kitchen-grade, 18/8 stainless-steel, double-wall vacuum insulation, and our innovative No Sweat design. The result is high-performing drinkware products that keep beverages at their preferred temperature — whether hot or cold — for hours at a time without condensation. Our Drinkware product line currently includes eight product families including the Rambler Colster, Rambler Lowball, Rambler Wine Tumbler, Rambler Stackable Pints, Rambler Mugs, Rambler Tumblers, Rambler Bottles, and Rambler Jug. Related accessories include the Rambler Bottle Straw Cap, Rambler Tumbler Handles, Rambler Jug Mount, and Rambler Bottle Sling.
Other
We offer an array of YETI-branded gear, such as hats, shirts, bottle openers, and ice substitutes.
Segment Information
We operate as one reportable segment.
Sales Channels
We offer our products in the United States, Canada, Australia, New Zealand, Europe, and Japan through a diverse omni-channel strategy, comprised of our wholesale and our direct-to-consumer (“DTC”) channels. In 2019 and 2018, our wholesale channel accounted for 58% and 63% of our net sales, respectively, and our DTC channel accounted for 42% and 37% of our net sales, respectively. As part of our commitment to premium positioning, we maintain supply discipline, consistently enforce our minimum advertised price (“MAP”) policy, and primarily sell through one-step distribution.
In our wholesale channel, we sell to several large retailers with a national presence, including Dick’s Sporting Goods, Lowe’s Home Improvement, REI, Academy Sports + Outdoors, Bass Pro Shops, Ace Hardware, and William Sonoma retailers with a large regional presence, and an assemblage of independent retail partners throughout the United States, Canada, Australia, New Zealand, and Europe. We carefully evaluate and select retail partners that have an image and approach that are consistent with our premium brand and pricing, while also seeking new retail partners that create access to unique shopping experiences or customer bases. Our network of independent retail partners includes outdoor specialty, hardware, sporting goods, and farm and ranch supply stores, among others. As of December 28, 2019, we sold through a diverse base of nearly 4,700 independent retail partners.
We sell our products in our DTC channel to consumers on YETI.com, country and region-specific YETI websites, and YETI Authorized on the Amazon Marketplace, as well as customized products with licensed marks and original artwork through our corporate sales program and at YETI.com. Additionally, we sell our full line of products at our retail and pop-up stores. Our DTC channel enables us to directly interact with our customers, more effectively control our brand experience, better understand consumer behavior and preferences, and offer exclusive products, content, and customization capabilities. We believe our control over our DTC channel provides our customers the highest level of brand engagement and further builds customer loyalty, while generating attractive margins.
For 2019, Dick’s Sporting Goods was our largest single customer and represented approximately 15% of gross sales. In addition, YETI Authorized on the Amazon Marketplace represented approximately 13% of gross sales in 2019.
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
Additionally, we are expanding internationally as we continue to grow our presence in North America (including Canada), Australia, New Zealand, Japan, and most recently in Europe. We are expanding internationally by focusing on brand awareness, dealer expansion, and our DTC channel. We believe there are meaningful growth opportunities by expanding into additional international markets, such as Asia, as many of the market dynamics and premium, performance-based consumer needs that we have successfully identified domestically are also valued in these markets.

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
Many of our core products are manufactured in the United States, China, the Philippines, Vietnam, and Taiwan. In addition, we have third-party manufacturing partners in Mexico and Italy. To mitigate the concentration risk in our supply chain, we are pursuing a higher diversification of manufacturing partners, with both sourcing and geographical advantages and, over time, intend to shift the current allocation of production to a better balance among them. See Note 1 of the Notes to Consolidated Financial Statements included herein for further discussion of concentration risk. We hold our manufacturers to rigorous quality and product conformance standards through frequent involvement and regular product inspecting. We own the molds and tooling used in the production of our products, create and provide the specifications for our products, and work closely with our manufacturing partners to improve production yields and efficiency. Our manufacturers do not have unique skills, technologies, processes, or intellectual property that prevent us from migrating to other manufacturing partners.
To ensure consistent product quality, we provide detailed specifications for our products and inspect finished goods both at our manufacturing partners as well as upon delivery to our United States-based third-party logistics partners. As part of our quality assurance program, we have developed and implemented comprehensive product inspection and facility oversight processes that are performed by our employees and third-party service providers who work closely with our suppliers to assist them in meeting our quality standards, as well as improving their production yields and throughput.

Distribution and Inventory Management
We utilize global third-party logistics providers to warehouse and distribute finished products from our distribution facilities in Dallas, Texas and Salt Lake City, Utah to support our domestic operations, and in Australia, Canada, New Zealand, and the Netherlands to support our international operations. These logistics providers manage various distribution activities, including product receipt, warehousing, certain limited product inspection activities, and coordinating outbound shipping. We developed new technologies to track products leaving the YETI distribution centers, allowing us to trace potentially diverted and unauthorized product sales to the selling-source.
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
Seasonality
We expect our sales to include a seasonal component. We expect our net sales to be highest in the fourth and second quarters, due in part to seasonal holiday demand, followed by the third quarter, and the lowest sales in the first quarter. We expect that this seasonality will continue to be a factor in our results of operations and sales.
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
We aggressively pursue and defend our intellectual property rights to protect our distinctive brand, designs, and inventions. We have processes and procedures in place to identify, protect, and optimize our intellectual property assets on a global basis. Our experienced legal and brand protection teams initiate claims and litigation to protect our intellectual property assets. In the future, we intend to continue to seek intellectual property protection for our new products and prosecute those who infringe on these valuable assets.
All product designs, specifications, and performance characteristics are developed and documented. After these aspects of the process are complete, we seek intellectual property protection to the fullest extent possible, including applying for patents and for registration of trademarks and copyrights.
We have a proactive online marketplace monitoring and seller/listing termination program to disrupt any online counterfeit offerings. In addition, we work to shut down counterfeit stand-alone sites through litigation.
Our Employees
As of December 28, 2019, we had 790 employees worldwide. We believe our increasingly well-known brand, culture of innovation, collaboration, and personal development allow us to recruit top talent in all areas of our business.

The majority of our employees are located in the United States. None of our employees are currently covered by a collective bargaining agreement. We have no labor-related work stoppages and believe our relations with our employees are positive and stable.
Available Information

We file annual, quarterly and current reports and other documents with the United States Securities and Exchange Commission (the “SEC”) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The public can obtain any documents that we file with the SEC at www.sec.gov. We also make available free of charge our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after filing such materials with, or furnishing such materials to, the SEC, on or through our internet website, www.YETI.com. We are not including the information contained on, or accessible through, any website as a part of, or incorporating it by reference into, this Report, unless expressly noted.

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

If we are unable to successfully design, develop and market new products, our business may be harmed.

To maintain and increase sales, we must continue to introduce new products on a timely basis to respond to new and evolving consumer preferences and improve or enhance our existing products. The success of our new and enhanced products depends on many factors, including anticipating consumer preferences, finding innovative solutions to consumer problems, differentiating our products from those of our competitors, and maintaining the strength of our brand. The design and development of our products is costly, and we typically have several products in development at the same time. Problems in the design or quality of our products, or delays in product introduction, may harm our brand, business, financial condition, and results of operations. Any new products that we develop and market may not generate sufficient revenues to recoup their development, production, marketing, selling and other costs.

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

As we grow our business, slower growing or reduced demand for our products, increased competition, a decrease in the growth rate of our overall market, failure to develop and successfully market new products, or the maturation of our business or market could harm our business. We have made and expect to continue to make significant investments in our research and development and sales and marketing organizations, expand our operations and infrastructure both domestically and internationally, design and develop new products, and enhance our existing products. In addition, in connection with operating as a public company, we will incur significant additional legal, accounting, and other expenses that we did not incur as a private company. If our sales do not increase at a sufficient rate to offset these increases in our operating expenses, our profitability may decline in future periods.

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

Our success depends, in part, on our ability to attract customers in a cost-effective manner. In order to expand our customer base, we must appeal to and attract customers ranging from serious outdoor enthusiasts to individuals who simply value products of uncompromising quality and design. We have made, and we expect that we will continue to make, significant investments in attracting new customers, including through the use of corporate partnerships, YETI Ambassadors, traditional, digital, and social media, original YETI films, and participation in, and sponsorship of, community events. Marketing campaigns can be expensive and may not result in the cost-effective acquisition of customers. Further, as our brand becomes more widely known, future marketing campaigns may not attract new customers at the same rate as past campaigns. If we are unable to attract new customers, or fail to do so in a cost-effective manner, our growth could be slower than we expect and our business will be harmed.

Our growth depends, in part, on expanding into additional consumer markets, and we may not be successful in doing so.

We believe that our future growth depends not only on continuing to reach our current core demographic, but also continuing to broaden our retail partner and customer base. The growth of our business will depend, in part, on our ability to continue to expand our retail partner and customer bases in the United States, as well as in international markets, including Canada, Australia, Europe, and Japan. In these markets, we may face challenges that are different from those we currently encounter, including competitive, merchandising, distribution, hiring, and other difficulties. We may also encounter difficulties in attracting customers due to a lack of consumer familiarity with or acceptance of our brand, or a resistance to paying for premium products, particularly in international markets. We continue to evaluate marketing efforts and other strategies to expand the customer base for our products. In addition, although we are investing in sales and marketing activities to further penetrate newer regions, including expansion of our dedicated sales force, we cannot assure you that we will be successful. If we are not successful, our business and results of operations may be harmed.

Our net sales and profits depend on the level of customer spending for our products, which is sensitive to general economic conditions and other factors; during a downturn in the economy, consumer purchases of discretionary items are affected, which could materially harm our sales, profitability, and financial condition.

Our products are discretionary items for customers. Therefore, the success of our business depends significantly on economic factors and trends in consumer spending. There are a number of factors that influence consumer spending, including actual and perceived economic conditions, consumer confidence, disposable consumer income, consumer credit availability, unemployment, and tax rates in the markets where we sell our products. Consumers also have discretion as to where to spend their disposable income and may choose to purchase other items or services if we do not continue to provide authentic, compelling, and high-quality products at appropriate price points. As global economic conditions continue to be volatile and economic uncertainty remains, trends in consumer discretionary spending also remain unpredictable and subject to declines. Any of these factors could harm discretionary consumer spending, resulting in a reduction in demand for our premium products, decreased prices, and harm to our business and results of operations. Moreover, consumer purchases of discretionary items, such as our products, tend to decline during recessionary periods when disposable income is lower or during other periods of economic instability or uncertainty, which may slow our growth more than we anticipate. A downturn in the economies in markets in which we sell our products, particularly in the United States, may materially harm our sales, profitability, and financial condition.

The markets in which we compete are highly competitive and include numerous other brands and retailers that offer a wide variety of products that compete with our products; if we fail to compete effectively, we could lose our market position.

The markets in which we compete are highly competitive, with low barriers to entry. Numerous other brands and retailers offer a wide variety of products that compete with our coolers, drinkware, and other products, including our bags, storage, and outdoor lifestyle products and accessories. Competition in these product markets is based on a number of factors including product quality, performance, durability, styling, brand image and recognition, and price. We believe that we are one of the market leaders in both the U.S. premium cooler and U.S. premium stainless-steel drinkware markets. We believe that we have been able to compete successfully largely on the basis of our brand, superior design capabilities, and product development, as well as on the breadth of our independent retailers, national, and regional retail partners, and growing DTC channel. Our competitors may be able to develop and market higher quality products that compete with our products, sell their products for lower prices, adapt to changes in consumers’ needs and preferences more quickly, devote greater resources to the design, sourcing, distribution, marketing, and sale of their products, or generate greater brand recognition than us. In addition, as we expand into new product categories, we have faced, and will continue to face, different and, in some cases, more formidable competition. We believe many of our competitors and potential competitors have significant competitive advantages, including longer operating histories, ability to leverage their sales efforts and marketing expenditures across a broader portfolio of products, global product distribution, larger and broader retailer bases, more established relationships with a larger number of suppliers and manufacturing partners, greater brand recognition, larger or more effective brand ambassador and endorsement relationships, greater financial strength, larger research and development teams, larger marketing budgets, and more distribution and other resources than we do. Some of our competitors may aggressively discount their products or offer other attractive sales terms in order to gain market share, which could result in pricing pressures, reduced profit margins, or lost market share. If we are not able to overcome these potential competitive challenges, effectively market our current and future products, and otherwise compete effectively against our current or potential competitors, our prospects, results of operations, and financial condition could be harmed.

Competitors have attempted, and will likely continue to attempt, to imitate our products and technology. If we are unable to protect or preserve our brand image and proprietary rights, our business may be harmed.

As our business continues to expand, our competitors have imitated or attempted to imitate, and will likely continue to imitate or attempt to imitate, our product designs and branding, which could harm our business and results of operations. Only a portion of the intellectual property used in the manufacture and design of our products is patented, and we therefore rely significantly on trade secrets, trade and service marks, trade dress, and the strength of our brand. We regard our patents, trade dress, trademarks, copyrights, trade secrets, and similar proprietary rights as critical to our success. We also rely on trade secret protection and confidentiality agreements with our employees, consultants, suppliers, manufacturers, and others to protect our proprietary rights. Nevertheless, the steps we take to protect our proprietary rights against infringement or other violation may be inadequate, and we may experience difficulty in effectively limiting the unauthorized use of our patents, trademarks, trade dress, and other intellectual property and proprietary rights worldwide. We also cannot guarantee that others will not independently develop technology with the same or similar function to any proprietary technology we rely on to conduct our business and differentiate ourselves from our competitors. Because a significant portion of our products are manufactured overseas in countries where counterfeiting is more prevalent, and we intend to increase our sales overseas over the long term, we may experience increased counterfeiting of our products. Unauthorized use or invalidation of our patents, trademarks, copyrights, trade dress, trade secrets, or other intellectual property or proprietary rights may cause significant damage to our brand and harm our results of operations.

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

We rely on third-party contract manufacturers, and problems with, or loss of, our suppliers or an inability to obtain raw materials could harm our business and results of operations.

Our products are produced by third-party contract manufacturers. We face the risk that these third-party contract manufacturers may not produce and deliver our products on a timely basis or at all. We have experienced, and will likely continue to experience, operational difficulties with our manufacturers. These difficulties include reductions in the availability of production capacity, errors in complying with product specifications and regulatory and customer requirements, insufficient quality control, failures to meet production deadlines, failure to achieve our product quality standards, increases in costs of materials, and manufacturing or other business interruptions. The ability of our manufacturers to effectively satisfy our production requirements could also be impacted by manufacturer financial difficulty or damage to their operations caused by fire, terrorist attack, natural disaster, or other events. The failure of any manufacturer to perform to our expectations could result in supply shortages or delays for certain products and harm our business. If we experience significantly increased demand, or if we need to replace an existing manufacturer due to lack of performance, we may be unable to supplement or replace our manufacturing capacity on a timely basis or on terms that are acceptable to us, which may increase our costs, reduce our margins, and harm our ability to deliver our products on time. For certain of our products, it may take a significant amount of time to identify and qualify a manufacturer that has the capability and resources to produce our products to our specifications in sufficient volume and satisfy our service and quality control standards.

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

Our third-party contract manufacturers ship most of our products to our distribution centers in Dallas, Texas, and Salt Lake City, Utah. Our reliance on only two geographical locations for our distribution centers makes us more vulnerable to natural disasters, weather-related disruptions, accidents, system failures, or other unforeseen events that could delay or impair our ability to fulfill retailer orders and/or ship merchandise purchased on our website, which could harm our sales. We import our products, and we are also vulnerable to risks associated with products manufactured abroad, including, among other things: (a) risks of damage, destruction, or confiscation of products while in transit to our distribution centers; and (b) transportation and other delays in shipments, including as a result of heightened security screening, port congestion, and inspection processes or other port-of-entry limitations or restrictions in the United States. In order to meet demand for a product, we have chosen in the past, and may choose in the future, to arrange for additional quantities of the product, if available, to be delivered through air freight, which is significantly more expensive than standard shipping by sea and, consequently, could harm our gross margins. Failure to procure our products from our third-party contract manufacturers and deliver merchandise to our retail partners and DTC channel in a timely, effective, and economically viable manner could reduce our sales and gross margins, damage our brand, and harm our business.

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

We depend on a limited number of third-party contract manufacturers for the sourcing of our products. For our hard coolers, soft coolers, Drinkware, and bags, our two largest manufacturers comprised approximately 90%, 48%, 81%, and 79%, respectively, of our production volume during 2019. For our cargo, outdoor living, and pets products, two manufacturers accounted for all of the production of each product in 2019. As a result of this concentration in our supply chain, our business and operations would be negatively affected if any of our key manufacturers were to experience significant disruption affecting the price, quality, availability, or timely delivery of products. Our manufacturers could also be acquired by our competitors and may become our direct competitors, thus limiting or eliminating our access to manufacturing capacity. The partial or complete loss of our key manufacturers, or a significant adverse change in our relationship with any of these manufacturers, could result in lost sales, added costs, and distribution delays that could harm our business and customer relationships.

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

Inventory levels in excess of customer demand, including Drinkware inventory that we have added in preparation for recently enacted tariffs or that we may add in preparation for tariffs in the future, may result in inventory write-downs or write-offs and the sale of excess inventory at discounted prices or in less preferred distribution channels, which could impair our brand image and harm our gross margin. In addition, if we underestimate the demand for our products, our manufacturers may not be able to produce products to meet our customer requirements, and this could result in delays in the shipment of our products and our ability to recognize revenue, lost sales, as well as damage to our reputation and retailer and distributor relationships.

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

Our industry is subject to significant pricing pressure caused by many factors, including intense competition, consolidation in the retail industry, pressure from retailers to reduce the costs of products, and changes in consumer demand. These factors may cause us to reduce our prices to retailers and customers or engage in more promotional activity than we anticipate, which could negatively impact our margins and cause our profitability to decline if we are unable to offset price reductions with comparable reductions in our operating costs. This could materially harm our results of operations and financial condition. In addition, ongoing and sustained promotional activities could harm our brand image.

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

Many of our products are manufactured by third parties outside of the United States, and our business may be harmed by legal, regulatory, economic, political and public health risks associated with international trade and those markets.

Many of our core products are manufactured in China, the Philippines, Vietnam, and Taiwan. In addition, we have third-party manufacturing partners in Mexico and Italy. Our reliance on suppliers and manufacturers in foreign markets creates risks inherent in doing business in foreign jurisdictions, including: (a) the burdens of complying with a variety of foreign laws and regulations, including trade and labor restrictions and laws relating to the importation and taxation of goods; (b) weaker protection for intellectual property and other legal rights than in the United States, and practical difficulties in enforcing intellectual property and other rights outside of the United States; (c) compliance with U.S. and foreign laws relating to foreign operations, including the U.S. Foreign Corrupt Practices Act (“FCPA”), the UK Bribery Act 2010 (“Bribery Act”), regulations of the U.S. Office of Foreign Assets Controls (“OFAC”), and U.S. anti-money laundering regulations, which respectively prohibit U.S. companies from making improper payments to foreign officials for the purpose of obtaining or retaining business, operating in certain countries, or maintaining business relationships with certain restricted parties as well as engaging in other corrupt and illegal practices; (d) economic and political instability and acts of terrorism in the countries where our suppliers are located; (e) public health crises, such as pandemics and epidemics, in the countries where our suppliers and manufacturers are located; (f) transportation interruptions or increases in transportation costs; and (g) the imposition of tariffs or non-tariff barriers on components and products that we import into the United States or other markets. For example, the ongoing coronavirus outbreak emanating from China at the beginning of 2020 has resulted in increased travel restrictions and extended shutdown of certain businesses in the region. This public health crises or any further political developments or health concerns in markets in which our products are manufactured could result in social, economic and labor instability, adversely affecting the supply of our products and, in turn, our business, financial condition, and results of operations. Further, we cannot assure you that our directors, officers, employees, representatives, manufacturers, or suppliers have not engaged and will not engage in conduct for which we may be held responsible, nor can we assure you that our manufacturers, suppliers, or other business partners have not engaged and will not engage in conduct that could materially harm their ability to perform their contractual obligations to us or even result in our being held liable for such conduct. Violations of the FCPA, the Bribery Act, OFAC restrictions, or other export control, anti-corruption, anti-money laundering, and anti-terrorism laws or regulations may result in severe criminal or civil penalties, and we may be subject to other related liabilities, which could harm our business, financial condition, cash flows, and results of operations.

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

For 2018 and 2019, approximately 22% and 18%, respectively, of our gross sales were made to independent retail partners. These retail partners may decide to emphasize products from our competitors, to redeploy their retail floor space to other product categories, or to take other actions that reduce their purchases of our products. We do not receive long-term purchase commitments from our independent retail partners, and orders received from our independent retail partners are cancellable. Factors that could affect our ability to maintain or expand our sales to these independent retail partners include: (a) failure to accurately identify the needs of our customers; (b) a lack of customer acceptance of new products or product expansions; (c) unwillingness of our independent retail partners and customers to attribute premium value to our new or existing products or product expansions relative to competing products; (d) failure to obtain shelf space from our retail partners; (e) new, well-received product introductions by competitors; and (f) damage to our relationships with independent retail partners due to brand or reputational harm.

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

We have key relationships with national retail partners. For both 2018 and 2019, one national retail partner, Dick’s Sporting Goods, accounted for approximately 16% and 15% of our gross sales, respectively. If we lose any of our key retail partners or any key retail partner reduces its purchases of our existing or new products or its number of stores or operations or promotes products of our competitors over ours, our sales would be harmed. Because we are a premium brand, our sales depend, in part, on retail partners effectively displaying our products, including providing attractive space and point of purchase displays in their stores, and training their sales personnel to sell our products. If our retail partners reduce or terminate those activities, we may experience reduced sales of our products, resulting in lower gross margins, which would harm our results of operations.
If our plans to increase sales through our DTC channel are not successful, our business and results of operations could be harmed.

For 2019, our DTC channel accounted for 42% of our net sales. Part of our growth strategy involves increasing sales through our DTC channel. However, we have limited operating experience executing the retail component of this strategy. The level of customer traffic and volume of customer purchases through our country and region-specific YETI websites or other e-commerce initiatives are substantially dependent on our ability to provide a content-rich and user-friendly website, a hassle-free customer experience, sufficient product availability, and reliable, timely delivery of our products. If we are unable to maintain and increase customers’ use of our website, allocate sufficient product to our website, and increase any sales through our website, our business, and results of operations could be harmed.

We currently have a limited number of country and region-specific YETI websites and are planning to expand our e-commerce platform to others. These countries may impose different and evolving laws governing the operation and marketing of e-commerce websites, as well as the collection, storage, and use of information on customers interacting with those websites. We may incur additional costs and operational challenges in complying with these laws, and differences in these laws may cause us to operate our business differently, and less effectively, in different territories. If so, we may incur additional costs and may not fully realize the investment in our international expansion.

If we do not successfully implement our future retail store expansion, our growth and profitability could be harmed.

We have and may continue to expand our existing DTC channel by opening new retail and pop-up stores. We opened retail stores in Charleston, South Carolina, and Chicago, Illinois, in June 2019 and September 2019, respectively, and we plan to open additional stores, including a store in Denver, Colorado, in 2020. Additionally, we opened a pop-up store in each of Austin, Texas, and Dallas, Texas, in October 2019 and November 2019, respectively. Our ability to open new retail stores in a timely manner and operate them profitably depends on a number of factors, many of which are beyond our control, including:

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

We currently have three retail stores, two pop-up stores, and a corporate store and, therefore, have limited experience in opening retail stores and may not be able to successfully address the risks that they entail. For example, we may not be able to implement our retail store strategy, achieve desired net sales growth, and payback periods or maintain consistent levels of profitability in our retail stores. In order to pursue our retail store strategy, we will be required to expend significant cash resources prior to generating any sales in these stores. We may not generate sufficient sales from these stores to justify these expenses, which could harm our business and profitability. The substantial management time and resources, which any future retail store expansion strategy may require, could also result in disruption to our existing business operations, which may decrease our net sales and profitability.

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

For our DTC sales, as well as for sales to certain retail partners, we accept a variety of payment methods, including credit cards, debit cards, electronic funds transfers, electronic payment systems, and gift cards. Accordingly, we are, and will continue to be, subject to significant and evolving regulations and compliance requirements, including obligations to implement enhanced authentication processes that could result in increased costs and liability, and reduce the ease of use of certain payment methods. For certain payment methods, including credit and debit cards, as well as electronic payment systems, we pay interchange and other fees, which may increase over time. We rely on independent service providers for payment processing, including credit and debit cards. If these independent service providers become unwilling or unable to provide these services to us, or if the cost of using these providers increases, our business could be harmed. We are also subject to payment card association operating rules and agreements, including data security rules and agreements, certification requirements, and rules governing electronic funds transfers, which could change or be reinterpreted to make it difficult or impossible for us to comply. If we fail to comply with these rules or requirements, or if our data security systems are breached or compromised, we may be liable for losses incurred by card issuing banks or customers, subject to fines and higher transaction fees, lose our ability to accept credit or debit card payments from our customers, or process electronic fund transfers or facilitate other types of payments. Any failure to comply could significantly harm our brand, reputation, business, and results of operations.

Our future success depends on the continuing efforts of our management and key employees, and on our ability to attract and retain highly skilled personnel and senior management.

We depend on the talents and continued efforts of our senior management and key employees. The loss of members of our management or key employees may disrupt our business and harm our results of operations. Furthermore, our ability to manage further expansion will require us to continue to attract, motivate, and retain additional qualified personnel. Competition for this type of personnel is intense, and we may not be successful in attracting, integrating, and retaining the personnel required to grow and operate our business effectively. There can be no assurance that our current management team or any new members of our management team will be able to successfully execute our business and operating strategies.

Our plans for international expansion may not be successful; our limited operating experience and limited brand recognition in new markets may make it more difficult to execute our expansion strategy and cause our business and growth to suffer.

Continued expansion into markets outside the United States, including Canada, Australia, Europe and Japan, is one of our key long-term strategies for the future growth of our business. There are, however, significant costs and risks inherent in selling our products in international markets, including: (a) failure to effectively translate and establish our core brand identity, particularly in markets with a less-established heritage of outdoor and recreational activities; (b) time and difficulty in building a widespread network of retail partners; (c) increased shipping and distribution costs, which could increase our expenses and reduce our margins; (d) potentially lower margins in some regions; (e) longer collection cycles in some regions; (f) increased competition from local providers of similar products; (g) compliance with foreign laws and regulations, including taxes and duties, enhanced privacy laws, rules, and regulations, and product liability laws, rules, and regulations, particularly in the European Union; (h) establishing and maintaining effective internal controls at foreign locations and the associated increased costs; (i) increased counterfeiting and the uncertainty of protection for intellectual property rights in some countries and practical difficulties of enforcing rights abroad; (j) compliance with anti-bribery, anti-corruption, sanctions, and anti-money laundering laws, such as the FCPA, the Bribery Act, and OFAC regulations, by us, our employees, and our business partners; (k) currency exchange rate fluctuations and related effects on our results of operations; (l) economic weakness, including inflation, or political instability in foreign economies and markets; (m) compliance with tax, employment, immigration, and labor laws for employees living or traveling abroad; (n) workforce uncertainty in countries where labor unrest is more common than in the United States; (o) business interruptions resulting from geopolitical actions, including war and terrorism, natural disasters, including earthquakes, typhoons, floods, and fires, or public health issues, including the outbreak of pandemic or contagious disease, such as the novel coronavirus; (p) the imposition of tariffs on products that we import into international markets that could make such products more expensive compared to those of our competitors; (q) that our ability to expand internationally could be impacted by the intellectual property rights of third parties that conflict with or are superior to ours; and (r) other costs and risks of doing business internationally.

These and other factors could harm our international operations and, consequently, harm our business, results of operations, and financial condition. Further, we may incur significant operating expenses as a result of our planned international expansion, and it may not be successful. We have limited experience with regulatory environments and market practices internationally, and we may not be able to penetrate or successfully operate in new markets. We also have limited operating experience outside of the United States and in our expansion efforts we may encounter obstacles we did not face in the United States, including cultural and linguistic differences, differences in regulatory environments, labor practices and market practices, difficulties in keeping abreast of market, business and technical developments, and preferences of foreign customers. Consumer demand and behavior, as well as tastes and purchasing trends, may differ internationally, and, as a result, sales of our products may not be successful, or the margins on those sales may not be in line with those we anticipate. We may also encounter difficulty expanding into international markets because of limited brand recognition, leading to delayed or limited acceptance of our products by customers in these markets and increased marketing and customer acquisition costs to establish our brand. Accordingly, if we are unable to successfully expand internationally or manage the complexity of our global operations, we may not achieve the expected benefits of this expansion and our financial condition and results of operations could be harmed.

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
We rely significantly on information technology, and any failure, inadequacy or interruption of that technology could harm our ability to effectively operate our business.

Our business relies on information technology. Our ability to effectively manage and maintain our inventory and internal reports, and to ship products to customers and invoice them on a timely basis, depends significantly on our enterprise resource planning, warehouse management, and other information systems. We also heavily rely on information systems to process financial and accounting information for financial reporting purposes. Any of these information systems could fail or experience a service interruption for a number of reasons, including computer viruses, programming errors, hacking or other unlawful activities, disasters or our failure to properly maintain system redundancy or protect, repair, maintain or upgrade our systems. The failure of our information systems to operate effectively or to integrate with other systems, or a breach in security of these systems, could cause delays in product fulfillment and reduced efficiency of our operations, which could negatively impact our financial results. If we experienced any significant disruption to our financial information systems that we are unable to mitigate, our ability to timely report our financial results could be impacted, which could negatively impact our stock price. We also communicate electronically throughout the world with our employees and with third parties, such as customers, suppliers, vendors and consumers. A service interruption or shutdown could have a materially adverse impact on our operating activities. Remediation and repair of any failure, problem or breach of our key information systems could require significant capital investments.

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

If our security measures, some of which are managed by third parties, are breached or fail, unauthorized persons may be able to access sensitive customer data, including payment card data. Hackers and data thieves are increasingly sophisticated and operate large-scale and complex automated attacks. Threats to information technology security can take a variety of forms. Individual and groups of hackers and sophisticated organizations, including state-sponsored organizations or nation-states, continuously undertake attacks that may pose threats to our customers and our information technology systems. These actors may use a wide variety of methods, which may include developing and deploying malicious software or exploiting vulnerabilities in hardware, software, or other infrastructure in order to attack our information technology systems or gain access to our systems, using social engineering techniques to induce our employees, users, partners, or customers to disclose passwords or other sensitive information, or take other actions to gain access to our data or our customers’ data, impersonating authorized users, or acting in a coordinated manner to launch distributed denial of service or other coordinated attacks. Although we have taken steps to protect the security of our information systems and the data maintained in those systems, we have, from time to time, experienced threats to our data and systems, including malware and computer virus attacks and it is possible that in the future our safety and security measures will not prevent the systems’ improper functioning or damage, or the improper access or disclosure of personally identifiable information such as in the event of cyber-attacks. For example, system administrators may fail to timely remove employee account access when no longer appropriate. Employees or third parties may intentionally compromise our security or systems, or reveal confidential information. Cyberthreats are constantly evolving, increasing the difficulty of detecting and successfully defending against them.
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

In addition, privacy laws, rules, and regulations are constantly evolving in the United States and abroad and may be inconsistent from one jurisdiction to another. For example, in June 2018, the State of California enacted the California Consumer Privacy Act, or CCPA, which became effective on January 1, 2020, and will create new individual privacy rights for California consumers and place increased privacy and security obligations on entities handling certain personal data. Further, as we expand internationally, we are subject to additional privacy rules, such as the European Union’s General Data Protection Regulation, many of which are significantly more stringent than those in the United States. Complying with these evolving obligations is costly, and any failure to comply could give rise to unwanted media attention and other negative publicity, damage our customer and consumer relationships and reputation, and result in lost sales, fines, or lawsuits, and may harm our business and results of operations.
Any material disruption or breach of our information technology systems or those of third-party partners could materially damage our customer and business partner relationships and subject us to significant reputational, financial, legal, and operational consequences.

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

We interact with many of our consumers through our e-commerce platforms, and these systems face similar risks of interruption or attack. Consumers increasingly utilize these services to purchase our products and to engage with our brand. If we are unable to continue to provide consumers a user-friendly experience and evolve our platform to satisfy consumer preferences, the growth of our e-commerce business and our net revenues may be negatively impacted. If this software contains errors, bugs or other vulnerabilities which impede or halt service, this could result in damage to our reputation and brand, loss of users, or loss of revenue.

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

As of December 28, 2019, we had $300.0 million principal amount of indebtedness outstanding under the Credit Facility (as defined in Note 9 of the Notes to Consolidated Financial Statements). The Credit Facility is jointly and severally guaranteed by certain of our wholly-owned material subsidiaries, including YETI Coolers, LLC, which we refer to as YETI Coolers, and YETI Custom Drinkware LLC, which we refer to as YCD, and any of our future subsidiaries that become guarantors, together, which we refer to as the Guarantors, and is also secured by a first-priority lien on substantially all of our assets and the assets of the Guarantors, in each case subject to certain customary exceptions. We may, from time to time, incur additional indebtedness under the Credit Facility.

The Credit Facility places certain conditions on us, including, subject to certain conditions, reductions and exceptions, requiring us to utilize a portion of our cash flow from operations to make payments on our indebtedness, reducing the availability of our cash flow to fund working capital, capital expenditures, development activity, return capital to our stockholders, and other general corporate purposes. Our compliance with this condition may limit our ability to invest in the ongoing needs of our business. For example, complying with this condition:

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

In connection with our preparation of our consolidated financial statements, we identified material weaknesses in our internal control over financial reporting. Our failure to maintain effective internal control over financial reporting could harm us.

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
During the preparation of our consolidated financial statements for the year ended December 30, 2017, we identified certain material weaknesses in our internal control over financial reporting. The material weaknesses related to (i) ineffective information technology general controls (“ITGCs”) in the areas of user access and program-change management over certain information technology systems that support our financial reporting process; and (ii) failure to properly detect and analyze issues in the accounting system related to inventory valuation. During the year ended December 29, 2018, we implemented controls related to inventory valuation and concluded that our remediation efforts were successful and that the previously-identified material weakness relating to inventory has been remediated. During 2019, we also implemented our remediation plan with respect to our ITGCs that included: (i) hiring a new Chief Information Officer and an IT Compliance Manager in July 2019 to continue to improve our information technology systems, including the enhancement of related policies and procedures and the development and documentation of our ongoing ITGC improvement initiatives; and (ii) implementing remediation activities that were completed during the fourth quarter of 2019 within our SAP environment and across our other information technology systems that support our financial reporting process. The material weakness will not be considered remediated, however, until the applicable remedial controls operate for a sufficient period of time, and we have concluded, through testing, that these controls are designed and operating effectively. Until the material weakness is fully remediated, business process automated and manual controls that are dependent on the affected ITGCs may be ineffective.

As a result of the material weakness related to ITGCs, we are unable to assert in this Report that our internal control over financial reporting is effective as of December 28, 2019, and our independent registered public accounting firm has issued a report that our internal control over financial reporting is not effective as of such date. Furthermore, we cannot assure you that the measures we have taken will be sufficient to remediate the control deficiencies that led to the material weakness in our internal control over financial reporting or that other material weaknesses and control deficiencies will not be discovered in the future. Our failure to maintain effective disclosure controls and internal control over financial reporting, our inability to assert that our internal control over financial reporting is effective, or the adverse internal control attestation report from our independent registered public accounting firm could have an adverse effect on our business and could cause investors to lose confidence in our financial statements, which could cause a decline in the price of our common stock, and we may be unable to maintain compliance with the NYSE listing standards.

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

We also face exposure to product liability claims and unusual or significant litigation in the event that one of our products is alleged to have resulted in bodily injury, property damage, or other adverse effects. In addition to the risk of monetary judgments or other penalties that may result from product liability claims, such claims could result in negative publicity that could harm our reputation in the marketplace, adversely impact our brand, or result in an increase in the cost of producing our products. As a result, these types of claims could have a material adverse effect on our business, results of operations, and financial condition.

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

Our insurance coverage may be inadequate to cover our liabilities related to such hazards or operational risks. In addition, we may not be able to maintain adequate insurance in the future at rates we consider reasonable and commercially justifiable, and insurance may not continue to be available on terms as favorable as our current arrangements. The occurrence of a significant uninsured claim or a claim in excess of the insurance coverage limits maintained by us could harm our business, results of operations, and financial condition.

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

The uncertainty regarding the potential phase-out of LIBOR may negatively impact our operating results.

LIBOR, the London interbank offered rate, is the interest rate benchmark used as a reference rate on our variable rate debt, including our Credit Facility. On July 27, 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021. It is unclear if at that time LIBOR will cease to exist or if new methods of calculating LIBOR will be established such that it continues to exist after 2021. At this time, no consensus exists as to what rate or rates will become accepted alternatives to LIBOR, although the U.S. Federal Reserve, in connection with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing U.S. dollar LIBOR with the Secured Overnight Financing Rate (“SOFR”). SOFR is calculated based on short-term repurchase agreements, backed by Treasury securities. SOFR is observed and backward looking, which stands in contrast with LIBOR under the current methodology, which is an estimated forward-looking rate and relies, to some degree, on the expert judgment of submitting panel members. Given the inherent differences between LIBOR and SOFR or any other alternative benchmark rate that may be established, there are many uncertainties regarding a transition from LIBOR, including but not limited to the need to amend all debt instruments with LIBOR as the referenced rate and how this will impact our cost of variable rate debt. We will also need to consider any new contracts and if they should reference an alternative benchmark rate or include suggested fallback language, as published by the Alternative Reference Rates Committee. The consequences of these developments with respect to LIBOR cannot be entirely predicted and span multiple future periods but could result in an increase in the cost of our variable rate debt which may be detrimental to our financial position or operating results.

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

Our directors, executive officers, and significant stockholders continue to have substantial control over us and could delay or prevent a change in corporate control

The group consisting of Cortec Group Fund V, L.P. and its affiliates (collectively, “Cortec”) is our largest stockholder, owning 34.2% of the total voting power of our common stock as of the date of this Report. Furthermore, our directors, executive officers, and other holders of more than 5% of our common stock, together with their affiliates, own, in the aggregate, 74.8% of our outstanding common stock as of the date of this Report. As a result, these stockholders have the ability to control the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation, or sale of all or substantially all of our assets. In addition, these stockholders have the ability to control the management and affairs of our company. Accordingly, this concentration of ownership might decrease the market price of our common stock by:

•delaying, deferring, or preventing a change in control of the Company;
•impeding a merger, consolidation, takeover, or other business combination involving us; or
•discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of the Company.

Although we are no longer a controlled company within the meaning of the NYSE listing standards, during the applicable phase-in periods, we may continue to rely on exemptions from certain corporate governance requirements that provide protection to stockholders of other companies.

Upon the completion of a secondary offering on November 12, 2019, YETI ceased to be a controlled company under the NYSE listing standards. Under the NYSE listing standards, a company that ceases to be a controlled company must comply with the independent board committee requirements as they relate to the nominating and corporate governance and compensation committees on the following phase-in schedule: (1) one independent committee member at the time it ceases to be a controlled company; (2) a majority of independent committee members within 90 days of the date it ceases to be a controlled company; and (3) all independent committee members within one year of the date it ceases to be a controlled company. Additionally, the NYSE listing standards provide a 12-month phase-in period from the date a company ceases to be a controlled company to comply with the majority independent board requirement.

Since ceasing to be a controlled company, we have appointed a new independent director to our Board of Directors, and we intend to appoint additional directors to our Board of Directors and committees and/or appoint current directors who are then deemed independent to additional committees within the time periods required by the NYSE listing standards. During these phase-in periods, our stockholders will not have the same protections afforded to stockholders of companies of which the majority of directors are independent and, if, within the phase-in periods, we are not able to comply with the NYSE listing requirements, we may be subject to delisting actions by the NYSE. In addition, a change in our Board of Directors and committee membership may result in a change in corporate strategy and operating philosophies, and may result in deviations from our current growth strategy.

In addition, our Board of Directors currently consists of nine directors, comprised of our CEO, one of our Founders, four outside directors, and three directors selected by Cortec, our principal stockholder. Pursuant to the terms of a stockholders agreement, dated October 24, 2018, by and among YETI, Cortec and certain other stockholders (the “Stockholders Agreement”), Cortec has the right, for so long as it beneficially owns 20% or more of our then outstanding common stock, to have one of its representatives serve as Chair of our Board of Directors and Chair of the Nominating and Governance Committee of our Board of Directors, as well as the right, for so long as it beneficially owns at least 10% of our then outstanding common stock, to select nominees for our Board of Directors, subject to a phase-out period based on Cortec’s share ownership. Accordingly, even if we are no longer a controlled company, holders of our common stock may not have the same protections afforded to stockholders of companies that do not have a stockholders agreement similar to ours.

Substantial future sales, or the perception or anticipation of future sales, of shares of our common stock could cause our stock price to decline.

Our stock price could decline as a result of substantial sales of our common stock or the perception or anticipation that such sales could occur, particularly sales by our directors, executive officers, and significant stockholders, a large number of shares of our common stock becoming available for sale, or the perception in the market that holders of a large number of shares intend to sell their shares. As of December 28, 2019, we had 86,773,863 shares of our common stock outstanding.

Under the Registration Rights Agreement, dated as of October 24, 2018, by and among the Company, Cortec, our Founders, certain of their respective affiliates, and certain other stockholders (as amended, the "Registration Rights Agreement"), certain of the parties thereto have demand registration rights in respect of the shares of common stock they hold, subject to certain conditions. In addition, in the event that we register additional shares of common stock for sale to the public, we are required to give notice of the registration to the parties to the Registration Rights Agreement and, subject to certain limitations, include shares of common stock held by them in the registration. In addition, certain of our stockholders have adopted trading plans established under Rule 10b5-1 of the Exchange Act, pursuant to which they each sell, subject to the terms of such trading plans, a significant portion of their remaining shares of common stock. If our existing stockholders register or sell substantial amounts of our common stock, this could harm the market price of our common stock, even if there is no relationship between the registration or sales and the performance of our business. In addition, as restrictions on resale end, the market price of our shares of common stock could drop if the holders of these shares sell them or are perceived by the markets as intending to sell them. These factors could also make it more difficult for us to raise additional funds through future offerings of our shares of common stock or other securities.

We have also registered shares of common stock that we may issue under our equity compensation plans, which are able to be sold freely in the public market upon issuance, subject to volume limitations applicable to affiliates.

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
•provide that stockholders may remove directors only for cause, and only with the approval of holders of at least 66 2/3% of our then outstanding common stock;
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

These provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our Board of Directors, which is responsible for appointing the members of our management. In addition, we have opted out of the provisions of Section 203 of the General Corporation Law of the State of Delaware (the “DGCL”), which generally prohibit a Delaware corporation from engaging in any of a broad range of business combinations with any interested stockholder for a period of three years following the date on which the stockholder became an interested stockholder. However, our Amended and Restated Certificate of Incorporation provides substantially the same limitations as are set forth in Section 203 but also provides that Cortec and its affiliates and any of their direct or indirect transferees and any group as to which such persons are a party do not constitute “interested stockholders” for purposes of this provision.

Our Amended and Restated Certificate of Incorporation provides that the Court of Chancery of the State of Delaware is the sole and exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or employees.

Our Amended and Restated Certificate of Incorporation provides that, unless we consent to the selection of an alternative forum, the Court of Chancery of the State of Delaware is the sole and exclusive forum for: (a) any derivative action or proceeding brought on our behalf; (b) any action asserting a claim of breach of fiduciary duty owed by any of our stockholders, directors, officers, or other employees to us or to our stockholders; (c) any action asserting a claim arising pursuant to the DGCL; or (d) any action asserting a claim governed by the internal affairs doctrine. The choice of forum provision does not apply to any actions arising under the Securities Act of 1933, as amended (the "Securities Act"), or the Exchange Act, or any other claim for which the federal courts have exclusive jurisdiction. The exclusive forum provision in the Amended and Restated Certificate of Incorporation will not relieve us of our duties to comply with the federal securities laws and the rules and regulations thereunder, and stockholders of YETI will not be deemed to have waived our compliance with these laws, rules and regulations. The choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, or other employees, which may discourage such lawsuits against us and our directors, officers, and other employees. Alternatively, if a court were to find the choice of forum provision contained in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, results of operations, and financial condition.

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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
The general location, use, and approximate size of our principal non-retail leased properties as of December 28, 2019, are set forth below:

Location	Purpose	Approximate Square Feet
Austin, TX	Headquarters	175,000
Austin, TX	Customization	50,300
Austin, TX	Warehousing and distribution	35,300
Austin, TX	Innovation Center	21,100

As of December 28, 2019, we leased approximately 28,000 square feet relating to 6 retail stores, one of which will open in 2020. We sublease a floor at our headquarters in Austin, TX, which is approximately 29,900 square feet.

The leases governing the properties above have multiple expiration dates ranging between 2020 and 2030. We believe our existing facilities are well-maintained, in good operating condition and are adequate to support our present level of operations.
Item 3. Legal Proceedings
From time to time, we are involved in various legal proceedings. Although no assurance can be given, we do not believe that any of our currently pending proceedings will have a material adverse effect on our consolidated financial condition, results of operations, or cash flows.
Item 4. Mine Safety Disclosures
Not applicable.
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information for Common Stock

Our common stock has been listed and traded on the NYSE under the symbol “YETI” since October 25, 2018.

Holders of Record

As of February 7, 2020, there were approximately 32 shareholders of record of our common stock. This does not include the significant number of beneficial owners whose stock is in nominee or “street name” accounts through brokers, banks or other nominees.

Dividend Policy

We have not declared or paid any cash dividends on our common stock. We intend to retain any future earnings and do not expect to pay any dividends in the foreseeable future.

Purchases of Equity Securities by the Issuer and Affiliated Purchases

None.

Recent Sales of Unregistered Securities

None.

Use of Proceeds from Registered Securities

None.

Stock Performance Graph

The following graph shows a comparison of the cumulative total return for our common stock with that of the Standard & Poor’s 500 Stock Index (“S&P 500 Index”) and Standard & Poor’s 500 Apparel, Accessories & Luxury Goods Index. The graph assumes that $100 was invested at the market close on October 25, 2018 (the date our common stock commenced trading on the NYSE) in our common stock, the S&P 500 Index, and Standard & Poor’s 500 Apparel, Accessories & Luxury Goods Index and assumes reinvestment of any dividends, if any. Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

Comparison of Cumulative Total Return Since October 25, 2018
Assumes Initial Investment of $100

	10/25/2018	12/29/2018	12/28/2019
YETI Holdings, Inc.	$100.00	$87.18	$205.76
S&P 500 Index	$100.00	$91.87	$119.75
S&P 500 Apparel, Accessories & Luxury Goods Index	$100.00	$81.85	$99.78

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

	Year Ended
	December 28, 2019	December 29, 2018	December 30, 2017	December 31, 2016	December 31, 2015
Consolidated Statement of Operations Data:
Net sales	$913,734	$778,833	$639,239	$818,914	$468,946
Gross profit	475,314	383,128	294,601	413,961	218,701
Net Income	50,434	57,763	15,401	48,788	74,222

Net income per share - diluted	$0.58	$0.69	$0.19	$0.58	$0.92
Dividend per share(1)	$—	$—	$—	$5.54	$—
Weighted average common shares outstanding - diluted	86,347	83,519	82,972	82,755	80,665

Consolidated Balance Sheet Data:
Cash	$72,515	$80,051	$53,650	$21,291	$40,253
Inventory	185,700	145,423	175,098	246,119	88,310
Total assets	629,539	514,213	516,427	536,107	344,787
Current maturities of long-term debt	15,185	43,638	47,050	45,550	1,957
Long-term debt, net of current portion(2)	281,715	284,376	428,632	491,688	58,468
Total stockholders’ equity (deficit)	122,005	28,971	(76,231)	(95,101)	200,918
________________________________________
(1)In 2016, we declared and paid a cash dividend of $5.54 per common share, as a partial return of capital to our stockholders, which totaled $451.3 million.
(2)In 2018, we made a total of $150.3 million in mandatory and voluntary payments to our Credit Facility using cash on hand and $42.4 million in net proceeds from our IPO in October 2018.

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
We discuss the net sales of our products in our two primary categories: Coolers & Equipment and Drinkware. Our Coolers & Equipment category includes hard coolers, soft coolers, outdoor equipment and other products, as well as accessories and replacement parts for these products. Beginning in 2019, we began reporting Boomer Dog Bowl net sales in our Coolers & Equipment instead of in our Other category. Our Drinkware category includes our stainless-steel drinkware products and related accessories. In addition, our Other category is primarily comprised of ice substitutes, and YETI-branded gear, such as shirts, hats, and other miscellaneous products.
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
Selling, general, and administrative expenses. Selling, general, and administrative (“SG&A”) expenses consist primarily of marketing costs, employee compensation and benefits costs, costs of our outsourced warehousing and logistics operations, costs of operating on third-party DTC marketplaces, professional fees and services, non-cash stock-based compensation, cost of product shipment to our customers, depreciation and amortization expense, and general corporate infrastructure expenses.
Change in Fiscal Year and Reporting Calendar. Effective January 1, 2017, we converted our fiscal year-end from a calendar year ending December 31 to a 52- to 53-week year ending on the Saturday closest in proximity to December 31, such that each quarterly period will be 13 weeks in length, except during a 53-week year when the fourth quarter will be 14 weeks. Fiscal year 2020 will be a 53-week period. Unless otherwise stated, references to particular years, quarters, months and periods refer to our fiscal years ended in December and the associated quarters, months, and periods of those fiscal years. Our change in fiscal year did not have a material effect on our consolidated financial statements and, therefore, we did not retrospectively adjust our financial statements.

Results of Operations
The following table sets forth selected statement of operations data, and their corresponding percentage of net sales, for the periods indicated (dollars in thousands):

	Fiscal Year Ended
	December 28, 2019		December 29, 2018		December 30, 2017
Statement of Operations
Net sales	$913,734	100%	$778,833	100%	$639,239	100%
Cost of goods sold	438,420	48%	395,705	51%	344,638	54%
Gross profit	475,314	52%	383,128	49%	294,601	46%
Selling, general, and administrative expenses	385,543	42%	280,972	36%	230,634	36%
Operating income	89,771	10%	102,156	13%	63,967	10%
Interest expense	(21,779)	2%	(31,280)	4%	(32,607)	5%
Other (expense) income	(734)	—%	(1,261)	—%	699	—%
Income before income taxes	67,258	7%	69,615	9%	32,059	5%
Income tax expense	(16,824)	2%	(11,852)	2%	(16,658)	3%
Net income	$50,434	6%	$57,763	7%	$15,401	2%

Year Ended December 28, 2019 Compared to Year Ended December 29, 2018

	Fiscal Year Ended
	December 28, 2019	December 29, 2018	Change
(dollars in thousands)			$	%
Net sales	$913,734	$778,833	$134,901	17%
Gross profit	475,314	383,128	92,186	24%
Gross margin (Gross profit as a % of net sales)	52.0%	49.2%
Selling, general, and administrative expenses	$385,543	$280,972	$104,571	37%
SG&A as a % of net sales	42.2%	36.1%

Net Sales

Net sales increased $134.9 million, or 17%, to $913.7 million in 2019 from $778.8 million in 2018. The increase in net sales was driven by increases in net sales from our DTC and wholesale channels. DTC channel net sales increased $98.7 million, or 34%, to $386.1 million in 2019 from $287.4 million in 2018. The DTC channel net sales increase was driven by strong performance in both primary product categories, particularly Drinkware. Wholesale channel net sales increased $36.2 million, or 7%, to $527.6 million in 2019 from $491.4 million in 2018. The wholesale channel net sales increase was primarily driven by strong performance across both primary product categories.
Net sales in our two primary product categories were as follows:
•Drinkware net sales increased $102.1 million, or 24%, to $526.2 million in 2019 from $424.2 million in 2018. The increase in Drinkware net sales was primarily driven by the expansion of our Drinkware product offerings during 2019, including the introduction of new colorways, sizes, and accessories, and strong demand for customization.
•Coolers & Equipment net sales increased $37.7 million, or 11%, to $368.9 million in 2019 from $331.2 million in 2018. The increase in Coolers & Equipment net sales was primarily driven by strong performance in outdoor living products, bags, hard coolers, soft coolers, and cargo.

Gross Profit

Gross profit increased $92.2 million, or 24%, to $475.3 million in 2019 from $383.1 million in 2018. Gross margin increased 280 basis points to 52.0% in 2019 from 49.2% in 2018. The increase in gross margin was primarily driven by:

•cost improvements across our product portfolio, particularly in our Drinkware category, which favorably impacted gross margin by approximately 270 basis points;
•an increase in the mix of higher margin DTC channel net sales, which favorably impacted gross margin by approximately 150 basis points; and
•lower inbound air freight, reflecting higher costs to expedite Drinkware inventory supply in the prior period, which favorably impacted gross margin by approximately 80 basis points.

These factors, which contributed to the increase in gross margin were partially offset by the unfavorable impact of:
•increased tariff rates, which reduced gross margin by approximately 100 basis points;
•higher inventory reserves, which reduced gross margin by approximately 70 basis points; and
•end-of-life price reductions on our Hopper Two 30 soft cooler implemented in the second quarter of 2019 and other impacts, which reduced gross margin by approximately 50 basis points.

Selling, General, and Administrative Expenses

SG&A expenses increased by $104.6 million, or 37%, to $385.5 million in 2019 from $281.0 million in 2018. As a percentage of net sales, SG&A expenses increased 610 basis points to 42.2% in 2019. The increase in SG&A expenses were primarily driven by:
•an increase in general and administrative expenses of $66.9 million, or 450 basis points, comprised of:
–higher non-cash stock-based compensation expense, primarily driven by pre-IPO performance-based restricted stock units (“RSUs”) that vested and were fully recognized in the fourth quarter of 2019;
–increased personnel to support long-term growth in our business;
–higher temporary labor and information technology expenses to support growth and continued development of our omni-channel capabilities;
–incremental costs incurred in connection with our ongoing transition to a public company, including costs incurred in connection with our secondary offerings in May 2019 and November 2019;
–increased depreciation and amortization expense; and
–increased facilities costs;
–partially offset by a decrease in other operating expenses; and
•an increase in selling expenses of $37.6 million, or 160 basis points, comprised of:
–higher variable selling expenses, driven by our faster growing DTC channel net sales, including marketplace fees, outbound freight, and credit card fees; and
–higher marketing expenses, which were broad-based across both brand and performance marketing efforts.

Non-Operating Expenses

Interest expense was $21.8 million in 2019, compared to $31.3 million in 2018. The decrease in interest expense was primarily due to decreased outstanding long-term debt under our Credit Facility.

Income tax expense was $16.8 million in 2019, compared to $11.9 million in 2018. Our effective tax rate for 2019 was 25% compared to 17% for 2018. The increase in effective tax rate was primarily due to an increase in state income tax expense due to expanding our operations to additional states and a discrete tax expense associated with the pre-IPO performance-based RSUs that vested and were fully recognized in the fourth quarter of 2019. In addition, income tax expense in 2018 was lower due to a benefit from a revaluation of state deferred tax assets and the stock compensation tax benefit of exercised options primarily in connection with our IPO.

Year Ended December 29, 2018 Compared to Year Ended December 30, 2017

	Fiscal Year Ended
	December 29, 2018	December 30, 2017	Change
(dollars in millions)			$	%
Net sales	$778,833	$639,239	$139,594	22%
Gross profit	383,128	294,601	88,527	30%
Gross margin (Gross profit as a % of net sales)	49.2%	46.1%
Selling, general, and administrative expenses	$280,972	$230,634	$50,338	22%
SG&A as a % of net sales	36.1%	36.1%

Net Sales
Net sales increased $139.6 million, or 22%, to $778.8 million in 2018 from $639.2 million in 2017. The increase in net sales was driven by increases in net sales from our DTC and wholesale channels. DTC channel net sales increased $93.0 million, or 48%, to $287.4 million in 2018 from $194.4 million in 2017. The DTC channel net sales increase was primarily driven by net sales increases in both Drinkware and Coolers & Equipment. Wholesale channel net sales increased $46.6 million, or 10%, to $491.4 million in 2018 from $444.9 million in 2017. The wholesale channel net sales increase was primarily driven by an increase in Drinkware net sales.
Net sales in our two primary product categories were as follows:
•Drinkware net sales increased $113.9 million, or 37%, to $424.2 million in 2018 from $310.3 million in 2017. The increase in Drinkware net sales was primarily driven by the expansion of our Drinkware product line, new accessories, and the introduction of new colorways during 2018.
•Coolers & Equipment net sales increased $19.0 million, or 6%, to $331.2 million in 2018 from $312.2 million in 2017. The increase in Coolers & Equipment net sales was primarily driven by the expansion of our hard cooler and soft cooler products, as well as the introduction of several new storage, transport, and outdoor living products during 2018.
Gross Profit
Gross profit increased $88.5 million, or 30%, to $383.1 million in 2018 from $294.6 million in 2017. Gross margin increased 310 basis points to 49.2% in 2018 from 46.1% in 2017. The increase in gross margin was primarily driven by the following:
•leveraging fixed costs on higher net sales, which favorably impacted gross margin by approximately 180 basis points;
•cost improvements across our product portfolio, which favorably impacted gross margin by approximately 170 basis points;
•charges incurred in 2017 for inventory reserves that were not repeated in 2018, which favorably impacted gross margin by approximately 150 basis points;
•increased higher-margin DTC channel sales, which favorably impacted gross margin by approximately 110 basis points;
•charges incurred in 2017 for pricing actions related to our first-generation Hopper that were not repeated in 2018, which favorably impacted gross margin by approximately 30 basis points; and
•decreased provisions for sales returns in 2018 compared to 2017, which favorably impacted gross margin by approximately 30 basis points.
The above increases in gross margin were partially offset by price reductions on select hard cooler, soft cooler, and Drinkware products, which began in the second half of 2017 and in 2018 to reposition these products in the market to create pricing space for new product introductions, which reduced gross margin by approximately 360 basis points in 2018.

Selling, General, and Administrative Expenses
SG&A expenses increased by $50.3 million, or 22%, to $281.0 million in 2018 from $230.6 million in 2017. As a percentage of net sales, SG&A expenses remained consistent at 36.1% in 2018 and 2017. SG&A expenses were impacted by the following:
•an increase in employee costs resulting from increased headcount to support the growth in our business;
•an increase in variable expenses such as marketplace fees, credit card fees and distribution costs primarily as a result of increased net sales;
•an increase in professional fees, including the impact of reversing a previously recognized consulting fee in 2017 that was contingent upon the completion of our IPO attempt in 2016;
•an increase in information technology-related costs;
•an increase in depreciation and amortization expense; and
•an increase in other costs primarily due to an increase in facilities and utility costs and other operating expenses.

Non-Operating Expenses
Interest expense decreased by $1.3 million to $31.3 million in 2018 from $32.6 million in 2017. The decrease in interest expense was primarily due to decreased outstanding long-term debt under our Credit Facility.
Income tax expense decreased by $4.8 million to $11.9 million in 2018 from $16.7 million in 2017. Our effective tax rate for 2018 was 17% compared to 52% for 2017. The decrease in effective tax rate was due to the federal tax rate reduction in 2018, a benefit from a revaluation of state deferred tax assets, and the stock compensation tax benefit of exercised options in 2018 primarily in connection with our IPO, partially offset by an increase in state income tax expense due to expanding our operations to additional states. In addition, the income tax expense in 2017 was unusually high due to the revaluation of our net deferred tax assets as a result of the enactment of the Tax Act, which reduced the U.S. federal corporate tax rate from 35% to 21%.
Liquidity and Capital Resources
General
Our cash requirements have principally been for working capital purposes, long-term debt repayments, and capital expenditures. We fund our working capital, primarily inventory, and accounts receivable, and capital investments from cash flows from operating activities, cash on hand, and borrowings available under our Revolving Credit Facility (as defined below). We believe that our cash on hand, cash from operations, borrowings available under our Revolving Credit Facility will be sufficient to satisfy our liquidity needs and capital expenditure requirements for at least the next twelve months.
Current Liquidity
As of December 28, 2019, we had $117.7 million of working capital (excluding cash), a cash balance of $72.5 million, and $150.0 million available for borrowing under our Revolving Credit Facility.
Credit Facility
At December 28, 2019, we had $300.0 million principal amount of indebtedness outstanding under the Credit Facility (as defined in Note 9 of the Notes to Consolidated Financial Statements). We were in compliance with all covenants under the Credit Facility as of December 28, 2019.
In December 2019, we entered into a second amendment to the credit agreement governing our Credit Facility (the “Amendment”) to, among other things, extend the maturity dates of the Revolving Credit Facility and Term Loan A. See Note 9 of the Notes to Consolidated Financial Statements for further discussion.
Revolving Credit Facility
The Revolving Credit Facility, which matures on December 17, 2024, allows us to borrow up to $150.0 million, including the ability to issue up to $20.0 million in letters of credit. While our issuance of letters of credit does not increase our borrowings outstanding under our Revolving Credit Facility, it does reduce the amount available. As of December 28, 2019 and December 29, 2018, we had no borrowings outstanding under the Revolving Credit Facility. As of December 28, 2019, we had no outstanding letters of credit. As of December 29, 2018, we had $20.0 million principal amount outstanding letters of credit with a 4.0% annual fee to supplement our supply chain finance program.

Term Loan A
The Term Loan A is a $300.0 million term loan facility, maturing on December 17, 2024. Principal payments of $3.8 million are due quarterly during 2020 and $5.6 million quarterly during 2021 to 2024 with the entire unpaid balance due at maturity. As of December 28, 2019, we had $300.0 million principal amount of indebtedness outstanding under the Term Loan A with an interest rate of 3.99%, which was based on LIBOR. Interest is due at the end of each quarter if we have selected to pay interest based on the base rate or at the end of each LIBOR period if we have selected to pay interest based on LIBOR.
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
Public Offerings of Common Stock

On October 29, 2018, we completed our IPO of 16.0 million shares of our common stock at $18.00 per share, including 2.5 million shares of our common stock sold by us and 13.5 million shares of our common stock sold by selling stockholders. The underwriters were also granted an option to purchase up to an additional 2.4 million shares from the selling stockholders, at the public offering price, less the underwriting discount, for 30 days after October 24, 2018, which the underwriters exercised, in part, on November 28, 2018 by purchasing an additional 0.9 million shares of common stock at the public offering price of $18.00 per share, less the underwriting discount, from selling stockholders. We did not receive any proceeds from the sale of shares by selling stockholders. Based on our IPO price of $18.00 per share, we received net proceeds of $42.4 million after deducting underwriting discounts and commissions of $2.6 million. Additionally, we incurred offering costs of $4.6 million. On November 29, 2018, we used the proceeds plus additional cash on hand to repay $50.0 million of outstanding borrowings under our Term Loan B as described above.

On May 15, 2019, we completed a secondary offering of 10.9 million shares of our common stock at a public offering price of $28.50 per share, all of which shares were sold by selling stockholders. We did not receive any proceeds from this offering.

On November 12, 2019, we completed a secondary offering of 11.5 million shares of our common stock at a public offering price of $29.00 per share, all of which shares were sold by selling stockholders. We did not receive any proceeds from this offering.

Cash Flows from Operating, Investing and Financing Activities
The following table summarizes our cash flows from operating, investing and financing activities for the periods indicated (in thousands):

	Fiscal Year Ended
	December 28, 2019	December 29, 2018	December 30, 2017
Cash flows provided by (used in):
Operating activities	$86,893	$176,068	$147,751
Investing activities	(48,691)	(31,722)	(38,722)
Financing activities	(45,687)	(117,990)	(72,237)

Operating Activities
2019. Net cash provided by operating activities of $86.9 million for 2019 was primarily driven by net income of $50.4 million and total non-cash items of $100.4 million, offset by the unfavorable impact of an increase in net working capital items of $63.9 million. Non-cash items primarily consisted of stock-based compensation expense of $52.3 million, depreciation and amortization of $29.0 million, deferred income taxes of $15.6 million, the amortization of deferred financing fees of $2.2 million, the loss on modification and extinguishment related to the Amendment of our Credit Facility of $0.6 million, and the impairment of long-lived assets of $0.6 million. The change in net working capital items was primarily due to a $40.5 million increase in inventory, primarily reflecting a strategic buildup of Drinkware in advance of potential tariffs as well as investments to support anticipated sales growth; a $19.9 million increase in accounts receivable; a $6.8 million increase in other current assets primarily related to an increase in prepaid information technology expenses; and a $3.1 million decrease in taxes payable, offset by a $6.6 million increase in accounts payable and accrued expenses related to trade payables primarily related to extending payment terms with vendors.
2018. Net cash provided by operating activities of $176.1 million for 2018 was primarily driven by net income of $57.8 million, total non-cash items of $46.6 million, and the favorable impact of a decrease in net working capital items of $71.7 million. Non-cash items primarily consisted of depreciation and amortization of $24.7 million and stock-based compensation expense of $13.2 million. The change in net working capital items was primarily due to a $43.7 million increase in accounts payable and accrued expenses related to extending payment terms with vendors, as well as increased accrued incentive compensation, and a $29.6 million decrease in inventory driven by effective inventory management coupled with increased sales in the fourth quarter of 2018.
2017. Net cash provided by operating activities of $147.8 million for 2017 was primarily driven by net income of $15.4 million, total non-cash items of $45.6 million, and the favorable impact of a decrease in net working capital items of $86.7 million. Non-cash items primarily consisted of depreciation and amortization of $20.8 million and stock-based compensation expense of $13.4 million. The change in net working capital was primarily due to a $71.0 million decrease in inventory driven by effective inventory management coupled with increasing sales in the third and fourth quarters of 2017, a $28.0 million increase in accounts payable and accrued expenses primarily related to extending payment terms with vendors, and a decrease in other current assets of $17.9 million related to transitioning towards payment terms with vendors versus prepayments, offset by an increase in accounts receivable of $29.9 million due to higher wholesale sales at the end of 2017.
Investing Activities
2019. Net cash used in investing activities of $48.7 million for 2019 was primarily related to $32.1 million of purchases of property and equipment for technology systems infrastructure, production molds, tooling, and equipment, and facilities, and $16.6 million of additions of intangibles such as trade dress, patents, and trademark assets.
2018. Net cash used in investing activities of $31.7 million for 2018 was primarily related to $20.9 million of purchases of property and equipment for technology systems infrastructure, production molds, tooling, and equipment, and facilities, and $11.0 million of additions of intangibles such as trade dress and trademark assets.
2017. Net cash used in investing activities of $38.7 million for 2017 was primarily related to $42.2 million of purchases of property and equipment for technology systems infrastructure, facilities, and production molds, as well as tooling and equipment, partially offset by $4.9 million of net cash inflow from purchases of intangibles activity reflecting cash proceeds from the settlement of litigation matters, partially offset by additions to patents, trade dress, and trademarks. In 2017, we acquired Rambler On and paid approximately $2.9 million for the acquisition, which increased our cash flows used in investing activities.

Financing Activities
2019. Net cash used in financing activities was $45.7 million for 2019 primarily resulted from $34.9 million of repayments of long-term debt, $13.5 million of taxes paid related to the net share settlement of stock-based compensation, $0.6 million in dividend payments, and $0.1 million of net borrowings related to the Amendment of our Credit Facility, net of deferred financing fees. These financing activity outflows were partially offset by $3.5 million of proceeds from employee stock transactions.
2018. Net cash used in financing activities was $118.0 million for 2018 primarily resulted from $151.8 million of repayments of long-term debt, $2.5 million in dividend payments, and $2.0 million to repurchase common stock from one stockholder that was subsequently retired. These financing activity outflows were partially offset by $38.1 million of net proceeds from our IPO.
2017. Net cash used in financing activities was $72.2 million for 2017 primarily resulted from $45.6 million of repayments of long-term debt, a $20.0 million repayment of borrowings outstanding under our Revolving Credit Facility, $2.8 million dividend payments to certain option holders, and $2.0 million paid for financing fees related to the amendment to our Credit Facility.

For 2020, we expect capital expenditures for property and equipment to be between $30 million and $35 million, including new product development, technology systems infrastructure, opening of new retail stores, and investments in production molds and tooling and equipment.
Contractual Obligations

The following table summarizes our contractual obligations as of December 28, 2019 (in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
Long-term debt principal payment	$300,000	$15,000	$45,000	$240,000	$—
Interest	53,452	12,617	22,361	18,474	—
Operating lease obligations	62,847	10,261	17,348	15,190	20,048
Finance leases	1,326	249	498	579	—
Other noncancellable agreements	37,149	17,807	16,944	2,398	—
Total	$454,774	$55,934	$102,151	$276,641	$20,048

Off-Balance Sheet Arrangements.
As of December 28, 2019, we had no off-balance sheet debt or arrangements.
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
See Note 1 of the Notes to Consolidated Financial Statements for our significant accounting policies. The following describes significant judgments and estimates used in the application of these policies. Within the context of these critical accounting policies, we are not currently aware of any reasonably likely events or circumstances that would result in materially different amounts being reported.

Revenue Recognition
As discussed in the “Recently Adopted Accounting Standards” section in Note 1 of the Notes to Consolidated Financial Statements, we adopted the new revenue recognition standard at the beginning of 2019. Revenue transactions associated with the sale of YETI branded coolers, equipment, drinkware, apparel and accessories comprise a single performance obligation, which consists of the sale of products to customers either through our wholesale or DTC channels. Revenue is recognized when performance obligations are satisfied through the transfer of control of promised goods to the customers, based on the terms of sale. The transfer of control typically occurs at a point in time based on consideration of when the customer has an obligation to pay for the goods, and physical possession of, legal title to, and the risks and rewards of ownership of the goods has been transferred, and the customer has accepted the goods. Revenue from wholesale transactions is generally recognized at the time products are shipped based on contractual terms with the customer. Revenue from our DTC channel is generally recognized at the point of sale in our retail stores and at the time products are shipped for e-commerce transactions and corporate sales based on contractual terms with the customer.
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
Our terms of sale provide limited return rights. We may accept, and have at times accepted, returns outside our terms of sale at our sole discretion. We may also, at our sole discretion, provide our retail partners with sales discounts and allowances. We record estimated sales returns, discounts, and miscellaneous customer claims as reductions to net sales at the time revenues are recorded. We base our estimates upon historical experience and trends, and upon approval of specific returns or discounts. Actual returns and discounts in any future period are inherently uncertain and thus may differ from our estimates. If actual or expected future returns and discounts were significantly greater or lower than the reserves we had established, we would record a reduction or increase to net sales in the period in which we made such determination. A 10% change in our estimated reserve for sales returns, discounts, and miscellaneous claims for 2019 would have impacted net sales by $0.7 million.
For periods prior to adoption, revenue was recognized when persuasive evidence of an arrangement existed, and title and risks of ownership had passed to the customer, based on the terms of sale. Goods were usually shipped to customers with free-on-board (“FOB”) shipping point terms; however, our practice was to bear the responsibility of the delivery to the customer. In the case that product was lost or damaged in transit to the customer, we generally took the responsibility to provide new product. In effect, we applied a synthetic FOB destination policy and therefore recognized revenue when the product was delivered to the customer. For our national accounts, delivery of our products typically occurred at shipping point, as such customers took delivery at our distribution center.

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
Our inventory valuation reflects adjustments for anticipated inventory losses that have occurred since the last physical inventory. We estimate inventory shrinkage based on historical trends from physical inventory counts and cycle counts. We perform physical inventory counts and cycle counts throughout the year and adjust the shrink provision accordingly. Historically, physical inventory shrinkage has not been significant.
Valuation of Goodwill and Indefinite-Lived Intangible Assets
Goodwill and intangible assets are recorded at cost, or at their estimated fair values at the date of acquisition. We review goodwill and indefinite-lived intangible assets for impairment annually or whenever events or changes in circumstances indicate the carrying amount may be impaired. In conducting our annual impairment test, we first review qualitative factors to determine whether it is more likely than not that the fair value of the asset, or reporting units, is less than its carrying amount. If factors indicate that the fair value is less than its carrying amount, we perform a quantitative assessment, analyzing the expected present value of future cash flows to quantify the amount of impairment, if any. Based on our qualitative assessment, we determined that it is not more likely than not that the fair value of each reporting unit is lower than its carrying value; therefore, the quantitative impairment test was not required. We did not record any goodwill or indefinite-lived intangible assets impairment charges during the years ended December 28, 2019, December 29, 2018 or December 30, 2017.

Valuation of Long-Lived Assets
We assess the recoverability of our long-lived assets, which include property and equipment, operating lease right-of-use-assets, and definite-lived intangible assets, for impairment whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable. An impairment loss on our long-lived assets exists when the estimated undiscounted cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. If the carrying amount exceeds the sum of the undiscounted cash flows, an impairment charge is recognized based on the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or estimated fair value less costs to sell.
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
Stock Options
We measure compensation expense for all stock-based awards at fair value on the date of grant and recognize compensation expense over the service period for awards expected to vest. We use the Black-Scholes-Merton (“Black-Scholes”) option pricing model to determine the fair value of stock option awards, which uses the expected option term, stock price volatility, and the risk-free interest rate. The expected option term assumption reflects the period for which we believe the option will remain outstanding. We elected to use the simplified method to determine the expected option term, which is the average of the options’ vesting and contractual terms. Our computation of expected volatility is based on the historical volatility of selected comparable publicly traded companies over a period equal to the expected term of the option. The risk-free interest rate reflects the U.S. Treasury yield curve for a similar instrument with the same expected term in effect at the time of the grant. The assumptions used in calculating the fair value of stock-based compensation awards represent management’s best estimates, but the estimates involve inherent uncertainties and the application of management judgment. If any of the assumptions used in the Black-Scholes model changes significantly, stock-based compensation expense for future option awards may differ materially compared with the awards granted previously. Costs relating to stock-based compensation are recognized in SG&A expenses in our consolidated statements of operations, and forfeitures are recognized as they occur.

Recent Accounting Pronouncements
For a description of recent accounting pronouncements, including the respective dates of adoption and expected effects on our results of operations and financial condition, see “Recently Adopted Accounting Guidance” and “Recent Accounting Guidance Not Yet Adopted” in Note 1 of the Notes to Consolidated Financial Statements included herein.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk
In order to maintain liquidity and fund business operations, our long-term Credit Facility bears a variable interest rate based on prime, federal funds, or LIBOR plus an applicable margin based on our total net leverage ratio. The nature and amount of our long-term debt can be expected to vary as a result of future business requirements, market conditions, and other factors. We may elect to enter into interest rate swap contracts to reduce the impact associated with interest rate fluctuations, but as of December 28, 2019, we have not entered into any such contracts. Based on the balance outstanding under our Term Loan A at December 28, 2019, we estimate that a 1% increase or decrease in underlying interest rates would increase or decrease annual interest expense by $3.0 million in any given fiscal year. See Item 1A, Risk Factors under “The uncertainty regarding the potential phase-out of LIBOR may negatively impact our operating results” for a discussion of the interest rate risk related the potential phase-out of LIBOR in 2021.
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

Foreign Currency Risk
Our international sales are primarily denominated in the Canadian dollar and Australian dollar and any unfavorable movement in the exchange rate between the U.S. dollar and these currencies could have an adverse impact on our revenue. During 2019, net sales from our international entities accounted for 4% of our consolidated net sales, and therefore we do not believe exposure to foreign currency fluctuations would have a material impact on our net sales. A portion of our operating expenses are incurred outside the Unites States and are denominated in foreign currencies, which are also subject to fluctuations due to changes in foreign currency exchange rates. In addition, our suppliers may incur many costs, including labor costs, in other currencies. To the extent that exchange rates move unfavorably for our suppliers, they may seek to pass these additional costs on to us, which could have a material impact on our gross margin. In addition, a strengthening of the U.S. dollar may increase the cost of our products to our customers outside of the United States. Our operating results and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates. However, we believe that the exposure to foreign currency fluctuations from operating expenses is not material at this time as the related costs accounted for 3% of our total operating expenses.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
YETI Holdings, Inc.

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of YETI Holdings, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 28, 2019 and December 29, 2018, the related consolidated statements of operations, comprehensive income, equity (deficit), and cash flows for each of the three years in the period ended December 28, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 28, 2019 and December 29, 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 28, 2019, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 28, 2019, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 18, 2020 expressed as an adverse opinion.

Changes in accounting principles
As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for revenue recognition as of December 30, 2018 using the modified retrospective transition method due to the adoption of Financial Accounting Standards Board Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606).

As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for leases as of December 30, 2018 using the modified retrospective transition method due to the adoption of Financial Accounting Standards Board Accounting Standards Update No. 2016-02, Leases (Topic 842).

Basis for opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical audit matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Adoption of New Accounting Standards for ASC 842

As described further in Note 1 to the Company’s financial statements, the Company adopted FASB Topic 842, Leases, as of December 30, 2018 which resulted in the recognition of a right-of-use asset (“ROU asset”) and a lease liability for operating leases (other than leases that meet the definition of a short-term lease), at the commencement of the lease term. The liability will be equal to the present value of future payments over the lease term at commencement date. The asset will be based on the liability, subject to certain adjustments, including initial direct costs and lessor provided incentives. The Company uses its collateralized incremental borrowing rate based on the information available at commencement date, including lease term, in determining the present value of future payments.

We identified the adoption of FASB Topic 842 as a critical audit matter because it is a substantial change in accounting for leases and as such requires significant auditor judgment in obtaining sufficient appropriate audit evidence related to management’s determination of the lease liability and ROU asset and their selection of a discount rate to be applied to future lease payments.

Our audit procedures related to the adoption of FASB Topic 842 included the following, among others.

•We tested the design and operating effectiveness of controls relating to the initial adoption of FASB Topic 842 and the ongoing accounting for new leases obtained during the period.
•We verified the completeness of the population of leases that management evaluated as part of the initial adoption and ongoing accounting for leases in future periods.
•We inspected a sample of lease contracts, compared the relevant inputs in the lease schedule to underlying lease documentation, and recalculated the related ROU asset and lease liability.
•We evaluated the discount rates used for estimating the present value of future payments by comparing it to the Company’s borrowing rate on their credit facility and assessing the reasonableness of management’s adjustment to the incremental borrowing rate based on the term of the lease.

Adoption of New Accounting Standards for ASC 606

As described further in Note 1 to the Company’s financial statements, the Company adopted FASB Topic 606, Revenue from Contracts with Customers, as of December 30, 2018 whereby the cumulative effect of initially applying the guidance was recognized as an adjustment to beginning accumulated deficit at the date of adoption. The adoption of the new revenue standard resulted in the Company recognizing the sale of products at the time of shipment versus upon delivery to the customer.

We identified the adoption of FASB Topic 606 as a critical audit matter because it is a substantial change in accounting for revenue and as such requires significant auditor judgment in obtaining sufficient appropriate audit evidence related to management’s determination of the timing of recognizing revenue, estimates of variable consideration and determination of performance obligations.

Our audit procedures related to the adoption of FASB Topic 606 included the following, among others.

•We tested the design and operating effectiveness of controls relating to the initial adoption of FASB Topic 606 and the ongoing accounting for new contracts obtained during the period.
•We verified the completeness of the population of contracts that management evaluated as part of the initial adoption and ongoing accounting for revenue.
•We inspected a sample of revenue contracts, compared the relevant inputs used in the assessment of the contracts, including the estimates of variable consideration and determination of separate performance obligations, to underlying contract documentation.
•We recalculated the adjustment to accumulated deficit of $0.5 million.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2014.

Dallas, Texas
February 18, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
YETI Holdings, Inc.

Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of YETI Holdings, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 28, 2019, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, because of the effect of the material weakness described in the following paragraphs on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 28, 2019, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

A material weakness is a deficiency, or combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment.

There were ineffective information technology general controls (ITGCs) in the areas of user access and program change-management over certain information technology (IT) systems that support the Company’s financial reporting processes. As a result, the Company’s business process automated and manual controls that were dependent on the completeness and accuracy of information derived from the affected information technology systems were also ineffective because they could have been adversely impacted.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 28, 2019. The material weakness identified above was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2019 consolidated financial statements, and this report does not affect our report dated February 18, 2020 which expressed an unqualified opinion on those financial statements.

Basis for opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting (Item 9A). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and limitations of internal control over financial reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Other Information
We do not express an opinion or any other form of assurance on the Company’s remediation plan disclosed as part of Management’s Annual Report on Internal Control Over Financial Reporting.

/s/ GRANT THORNTON LLP

Dallas, Texas
February 18, 2020

YETI HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	December 28, 2019	December 29, 2018
ASSETS
Current assets
Cash	$72,515	$80,051
Accounts receivable, net	82,688	59,328
Inventory	185,700	145,423
Prepaid expenses and other current assets	19,644	12,211
Total current assets	360,547	297,013
Property and equipment, net	82,610	74,097
Operating lease right-of-use assets	37,768	—
Goodwill	54,293	54,293
Intangible assets, net	90,850	80,019
Deferred income taxes	1,082	7,777
Deferred charges and other assets	2,389	1,014
Total assets	$629,539	$514,213

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$83,823	$68,737
Accrued expenses and other current liabilities	42,088	53,022
Taxes payable	3,329	6,390
Accrued payroll and related costs	18,119	15,551
Operating lease liabilities	7,768	—
Current maturities of long-term debt	15,185	43,638
Total current liabilities	170,312	187,338
Long-term debt, net of current portion	281,715	284,376
Operating lease liabilities, non-current	42,200	—
Other liabilities	13,307	13,528
Total liabilities	507,534	485,242

Commitments and contingencies (Note 14)

Stockholders’ Equity
Common stock, par value $0.01; 600,000 shares authorized; 86,774 and 84,196 shares outstanding at December 28, 2019 and December 29, 2018, respectively	868	842
Preferred stock, par value $0.01; 30,000 shares authorized; no shares issued or outstanding	—	—
Additional paid-in capital	310,678	268,327
Accumulated deficit	(189,545)	(240,104)
Accumulated other comprehensive income (loss)	4	(94)
Total stockholders’ equity	122,005	28,971
Total liabilities and stockholders’ equity	$629,539	$514,213
See Notes to Consolidated Financial Statements

YETI HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Fiscal Year Ended
	December 28, 2019	December 29, 2018	December 30, 2017
Net sales	$913,734	$778,833	$639,239
Cost of goods sold	438,420	395,705	344,638
Gross profit	475,314	383,128	294,601
Selling, general, and administrative expenses	385,543	280,972	230,634
Operating income	89,771	102,156	63,967
Interest expense	(21,779)	(31,280)	(32,607)
Other (expense) income	(734)	(1,261)	699
Income before income taxes	67,258	69,615	32,059
Income tax expense	(16,824)	(11,852)	(16,658)
Net income	$50,434	$57,763	$15,401

Net income per share
Basic	$0.59	$0.71	$0.19
Diluted	$0.58	$0.69	$0.19

Weighted-average common shares outstanding
Basic	85,088	81,777	81,479
Diluted	86,347	83,519	82,972
See Notes to Consolidated Financial Statements

YETI HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Fiscal Year Ended
	December 28, 2019	December 29, 2018	December 30, 2017
Net income	$50,434	$57,763	$15,401
Other comprehensive income (loss)
Foreign currency translation adjustments	98	(137)	43
Total comprehensive income	$50,532	$57,626	$15,444
See Notes to Consolidated Financial Statements

YETI HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)
(In thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance, Balance, December 31, 2016	81,437	$814	$211,474	$(309,575)	$—	$2,186	$(95,101)
Stock-based compensation	—	—	13,393	—	—	—	13,393
Exercise of options	156	1	98	—	—	—	99
Shares withheld related to net share settlement of stock-based compensation	(58)	—	(2,018)	—	—	—	(2,018)
Adjustments related to the acquisition of Rambler On	—	—	(3,852)	(1,980)	—	—	(5,832)
Acquisition of noncontrolling interest	—	—	—	2,186	—	(2,186)	—
Dividends	—	—	—	(2,216)	—	—	(2,216)
Other comprehensive income	—	—	—	—	43	—	43
Net income	—	—	—	15,401	—	—	15,401
Balance, December 30, 2017	81,535	$815	$219,095	$(296,184)	$43	$—	$(76,231)
Issuance of common stock upon initial public offering, net of offering costs	2,500	25	37,749	—	—	—	37,774
Stock-based compensation	—	—	13,247	—	—	—	13,247
Exercise of options	560	6	256	—	—	—	262
Shares withheld related to net share settlement of stock-based compensation	(2)	—	(57)	—	—	—	(57)
Repurchase of common stock	(397)	(4)	(1,963)	—	—	—	(1,967)
Dividends	—	—	—	(1,683)	—	—	(1,683)
Other comprehensive loss	—	—	—	—	(137)	—	(137)
Net income	—	—	—	57,763	—	—	57,763
Balance, December 29, 2018	84,196	$842	$268,327	$(240,104)	$(94)	$—	$28,971
Stock-based compensation	—	—	52,332	—	—	—	52,332
Exercise of options	3,023	30	3,531	—	—	—	3,561
Shares withheld related to net share settlement of stock-based compensation	(445)	(4)	(13,512)	—	—	—	(13,516)
Adoption of new accounting standard	—	—	—	500	—	—	500
Dividends	—	—	—	(375)	—	—	(375)
Other comprehensive income	—	—	—	—	98	—	98
Net income	—	—	—	50,434	—	—	50,434
Balance, Balance, December 28, 2019	86,774	$868	$310,678	$(189,545)	$4	$—	$122,005
See Notes to Consolidated Financial Statements

YETI HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Fiscal Year Ended
	December 28, 2019	December 29, 2018	December 30, 2017
Cash Flows from Operating Activities:
Net income	$50,434	$57,763	$15,401
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	28,959	24,777	20,769
Amortization of deferred financing fees	2,189	3,425	2,950
Stock-based compensation	52,332	13,247	13,393
Deferred income taxes	15,615	2,226	8,500
Impairment of long-lived assets	616	2,209	—
Loss on modification or extinguishment of debt	643	694	—
Changes in operating assets and liabilities:
Accounts receivable, net	(19,940)	7,675	(29,909)
Inventory	(40,541)	29,583	71,040
Other current assets	(6,798)	(5,089)	17,915
Accounts payable and accrued expenses	6,614	43,740	27,992
Taxes payable	(3,101)	(5,876)	(12,805)
Other	(129)	1,694	12,505
Net cash provided by operating activities	86,893	176,068	147,751
Cash Flows from Investing Activities:
Purchases of property and equipment	(32,077)	(20,860)	(42,197)
Additions of intangibles, net	(16,614)	(11,027)	4,926
Changes in notes receivables	—	—	1,416
Cash paid to Rambler On for acquisition	—	—	(2,867)
Proceeds from sale of long-lived assets	—	165	—
Net cash used in investing activities	(48,691)	(31,722)	(38,722)
Cash Flows from Financing Activities:
Proceeds from borrowings on Term Loan A in connection with amendment	66,238	—	—
Repayments of Term Loan A in connection with amendment	(64,250)	—	—
Repayments of long-term debt	(34,875)	(151,788)	(45,550)
Payments of deferred financing fees	(2,135)	—	(1,957)
Changes in revolving line of credit	—	—	(20,000)
Proceeds from employee stock transactions	3,561	262	99
Taxes paid in connection with employee stock transactions	(13,516)	(57)	(2,018)
Cash paid for repurchase of common stock	—	(1,967)	—
Proceeds from issuance of common stock, net of offering costs	—	38,083	—
Options Dividends	(636)	(2,523)	(2,811)
Finance lease principal payment	(74)	—	—
Net cash used in financing activities	(45,687)	(117,990)	(72,237)
Non-cash Investing Activities:
Changes related to acquisition of Rambler On	—	—	(4,432)
Total non-cash investing activities	—	—	(4,432)
Effect of exchange rate changes on cash	(51)	45	(1)
Net (decrease) increase in cash	(7,536)	26,401	32,359
Cash, beginning of period	80,051	53,650	21,291
Cash, end of period	$72,515	$80,051	$53,650
See Notes to Consolidated Financial Statements

YETI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES
Organization and Business
YETI Holdings, Inc. acquired the operations of YETI Coolers, LLC (“Coolers”) on June 15, 2012. We are headquartered in Austin, Texas, and are a designer, marketer, and distributor of premium products for the outdoor and recreation market which are sold under the YETI brand. We sell our products through our wholesale channel, including independent retailers, national, and regional accounts across a wide variety of end user markets, as well as through our direct-to-consumer channel (“DTC”), primarily our e-commerce website. We operate in the U.S., Canada, Australia, New Zealand, Europe, Hong Kong, China, and Japan.
The terms “we,” “us,” “our,” and “the Company” as used herein and unless otherwise stated or indicated by context, refer to YETI Holdings, Inc. and its subsidiaries.
Basis of Presentation and Principles of Consolidation
The consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules of the U.S. Securities and Exchange Commission (“SEC”). The consolidated financial statements include our accounts and those of our wholly-owned subsidiaries and variable interest entities (“VIEs”) of which we are the primary beneficiary. A VIE is required to be consolidated by its primary beneficiary which is generally defined as the party who has (a) the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance and (b) the obligation to absorb losses of the VIE or the right to receive benefits that could potentially be significant to the VIE. We evaluate our relationships with VIEs on an ongoing basis to determine whether we are their primary beneficiary. Consolidated VIEs are presented as noncontrolling interests. Intercompany balances and transactions are eliminated in consolidation.
In preparing the consolidated financial statements, we make estimates and judgments that affect the reported amounts of assets, liabilities, sales, expenses, and related disclosure of contingent assets and liabilities. We re-evaluate our estimates on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Due to the uncertainty inherent in these estimates, actual results may differ from these estimates and could differ based upon other assumptions or conditions.
Change of Fiscal Year End
Effective January 1, 2017, we converted our fiscal year end from a calendar year ending December 31 to a 52- to 53-week year ending on the Saturday closest in proximity to December 31, such that each quarterly period will be 13 weeks in length, except during a 53-week year when the fourth quarter will be 14 weeks. Fiscal year 2020 will be a 53-week period. This change did not have a material effect on our consolidated financial statements, and therefore we did not retrospectively adjust our financial statements. The consolidated financial results represent the fiscal years ending December 28, 2019 (“2019”), December 29, 2018 (“2018”), and December 30, 2017 (“2017”).
Accounts Receivable
Accounts receivable are carried at original invoice amount less an estimated allowance for doubtful accounts. We make ongoing estimates relating to our ability to collect our accounts receivable and maintain an allowance for estimated losses resulting from the inability of our customers to make required payments. In determining the amount of the allowance, we consider our historical level of credit losses and make judgments about the credit worthiness of our customers based on ongoing credit evaluations and their payment trends. Accounts receivable are uncollateralized customer obligations due under normal trade terms typically requiring payment within 30 to 90 days of sale. Receivables are written off when deemed uncollectible. Recoveries of trade receivables previously written off are recorded to income when received. Our allowance for doubtful accounts was $0.0 million as of December 28, 2019 and $0.1 million as of December 29, 2018, respectively.

Advertising
Advertising costs are expensed in the period in which the advertising occurs and included in selling, general and administrative expenses in our consolidated statements of operations. Advertising costs were $39.0 million, $27.5 million, and $26.5 million for 2019, 2018, and 2017, respectively. At December 28, 2019 and December 29, 2018, prepaid advertising costs were $0.4 million and $1.3 million, respectively.
Cash
We maintain our cash in bank deposit accounts which, at times, may exceed federally insured limits. We have not historically experienced any losses in such accounts.
Comprehensive Income
Our comprehensive income is determined based on net income adjusted for gains and losses on foreign currency translation adjustments.
Concentration of Risk
We are exposed to risk due to our concentration of business activity with certain third-party contract manufacturers of our products. For our hard coolers, soft coolers, Drinkware, and bags our two largest manufacturers comprised approximately 90%, 48%, 81%, and 79%, respectively, of our production volume during 2019. For our cargo, outdoor living, and pets products, two manufacturers accounted for all of the production of each product in 2019.
Deferred Financing Fees
Costs incurred upon the issuance of our debt instruments are capitalized and amortized over the life of the associated debt instrument on a straight-line basis, in a manner that approximates the effective interest method. If the debt instrument is retired before its scheduled maturity date, any remaining issuance costs associated with that debt instrument are expensed in the same period. Deferred financing fees related to our $450.0 million senior secured Credit Facility are reported in “Long-term debt, net of current portion” as a direct reduction of the carrying amount of our outstanding long-term debt. At December 28, 2019 and December 29, 2018, the amortization of deferred financing fees included in interest expense was $2.2 million and $3.4 million, respectively.
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
Our financial instruments consist principally of cash, accounts receivable, accounts payable, and bank indebtedness. The carrying amount of cash, accounts receivable, and accounts payable, approximates fair value due to the short-term maturity of these instruments. The carrying amount of our long-term bank indebtedness approximates fair value based on Level 2 inputs since the Credit Facility carries a variable interest rate that is based on the London Interbank Offered Rate (“LIBOR”).
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
Goodwill and Intangible Assets
Goodwill and intangible assets are recorded at cost, or at their estimated fair values at the date of acquisition. We review goodwill and indefinite-lived intangible assets for impairment annually in the fourth quarter of each fiscal year or on an interim basis whenever events or changes in circumstances indicate the fair value of such assets may be below their carrying amount. In conducting our annual impairment test, we first review qualitative factors to determine whether it is more likely than not that the fair value of the asset is less than its carrying amount. If factors indicate that the fair value of the asset is less than its carrying amount, we perform a quantitative assessment of the asset, analyzing the expected present value of future cash flows to quantify the amount of impairment, if any. We perform our annual impairment tests in the fourth quarter of each fiscal year.
For our annual goodwill impairment tests in the fourth quarters of 2019 and 2018, we performed a qualitative assessment to determine whether the fair value of goodwill was more likely than not less than the carrying value. Based on economic conditions and industry and market considerations, we determined that it was more likely than not that the fair value of goodwill was greater than its carrying value; therefore, the quantitative impairment test was not performed. Therefore, we did not record any goodwill impairment for the years 2019 and 2018.
Our intangible assets consist of indefinite-lived intangible assets, including tradename, trademarks, trade dress, and definite-lived intangible assets such as customer relationships, trademarks, patents, non-compete agreements, and other intangibles assets, such as copyrights and domain name. Tradename, customer relationships, and non-compete agreements resulted from our acquisition of Coolers in 2012. We also capitalize the costs of acquired trademarks, trade dress, patents and other intangibles, such as copyrights and domain name assets.
In addition, external legal costs incurred in the defense of our patents and trademarks are capitalized when we believe that the future economic benefit of the intangible asset will be increased, and a successful defense is probable. In the event of a successful defense, the settlements received are netted against the external legal costs that were capitalized. Capitalized patent and trademark defense costs are amortized over the remaining useful life of the asset. Where the defense of the patent and trademark maintains rather than increases the expected future economic benefits from the asset, the costs would generally be expensed as incurred. The external legal costs incurred and settlements received may not occur in the same period. Costs incurred during 2017, 2018, and 2019 primarily relate to external legal costs incurred in the defense of our patents and trademarks, net of settlements received.
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
On December 22, 2017, U.S. federal tax legislation, commonly referred to as the Tax Cuts and Jobs Act (“the Tax Act”), was signed into law, significantly reforming the U.S. Internal Revenue Code. The Tax Act had a substantial impact on our income tax expense for the year ended December 30, 2017, primarily due to the revaluation of our net deferred tax asset based on a prospective U.S. federal income tax rate of 21%. See Note 15 for further discussion.

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
Property and Equipment
We record property and equipment at their original acquisition costs and we depreciate them based on a straight-line method over their estimated useful lives. Expenditures for repairs and maintenance are expensed as incurred, while asset improvements that extend the useful life are capitalized. The useful lives for property and equipment are as follows:

Leasehold improvements	lesser of 10 years, remaining lease term, or estimated useful life of the asset
Molds and tooling	3 - 5 years
Furniture and equipment	3 - 7 years
Computers and software	3 - 7 years
Research and Development Costs
Research and development costs are expensed as incurred. Employee compensation, including non-cash stock-based compensation expense, and miscellaneous supplies are included in research and development costs within selling, general, and administrative expenses. Research and development expenses were $20.5 million, $10.8 million, and $8.8 million, for 2019, 2018, and 2017, respectively. The increase in research and development costs in 2019 relates primarily to one-time non-cash stock-based compensation expense related to pre-IPO performance-based restricted stock units that vested and were fully recognized in the fourth quarter of 2019. See Note 11 for further discussion.

Revenue Recognition
As discussed in the “Recently Adopted Accounting Standards” section below, we adopted the new revenue recognition standard at the beginning of 2019. Revenue transactions associated with the sale of YETI branded coolers, equipment, drinkware, apparel and accessories comprise a single performance obligation, which consists of the sale of products to customers either through wholesale or DTC channels. Revenue is recognized when performance obligations are satisfied through the transfer of control of promised goods to the customers, based on the terms of sale. The transfer of control typically occurs at a point in time based on consideration of when the customer has an obligation to pay for the goods, and physical possession of, legal title to, and the risks and rewards of ownership of the goods has been transferred, and the customer has accepted the goods. Revenue from wholesale transactions is generally recognized at the time products are shipped based on contractual terms with the customer. Revenue from our DTC channel is generally recognized at the point of sale in our retail stores and at the time products are shipped for e-commerce transactions and corporate sales based on contractual terms with the customer.
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
For periods prior to adoption, revenue was recognized when persuasive evidence of an arrangement existed, and title and risks of ownership had passed to the customer, based on the terms of sale. Goods were usually shipped to customers with free-on-board (“FOB”) shipping point terms; however, our practice was to bear the responsibility of the delivery to the customer. In the case that product was lost or damaged in transit to the customer, we generally took the responsibility to provide new product. In effect, we applied a synthetic FOB destination policy and therefore recognized revenue when the product was delivered to the customer. For our national accounts, delivery of our products typically occurred at shipping point, as such customers took delivery at our distribution center.
Segment Information
We report our operations as a single reportable segment and manage our business as a single-brand consumer products business. This is supported by our operational structure, which includes sales, research, product design, operations, marketing, and administrative functions focused on the entire product suite rather than individual product categories. Our chief operating decision maker does not regularly review financial information for individual product categories, sales channels, or geographic regions that would allow decisions to be made about allocation of resources or performance.
Shipping and Handling Costs

Amounts charged to customers for shipping and handling are included in net sales. Our cost of goods sold includes inbound freight charges for product delivery from our third-party contract manufacturers. The cost of product shipment to our customers, which is included in selling, general and administrative expenses in our consolidated statements of operations, was $39.9 million, $30.2 million, and $25.9 million for 2019, 2018, and 2017, respectively.

Stock-Based Compensation

We award stock-based compensation to employees and directors under the YETI Holdings, Inc. 2018 Equity and Incentive Compensation Plan (the “2018 Plan”). We measure compensation expense for all stock-based awards at fair value on the date of grant and recognize compensation expense over the service period for awards expected to vest. We use the Black-Scholes-Merton (“Black-Scholes”) option pricing model to determine the fair value of stock option awards. If any of the assumptions used in the Black-Scholes model changes significantly, stock-based compensation expense for future option awards may differ materially compared with the awards granted previously. Costs relating to stock-based compensation are recognized in selling, general, and administrative expenses in our consolidated statements of operations, and forfeitures are recognized as they occur. See Note 11 for further discussion.

Valuation of Long-Lived Assets

We assess the recoverability of our long-lived assets, which include property and equipment, operating lease right-of-use-assets, and definite-lived intangible assets, for impairment whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable. An impairment loss on our long-lived assets exists when the estimated undiscounted cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. If the carrying amount exceeds the sum of the undiscounted cash flows, an impairment charge is recognized based on the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or estimated fair value less costs to sell.

Variable Interest Entities
We evaluate our financial interests in business enterprises to determine if they represent VIEs of which we are the primary beneficiary. If such criteria are met (as discussed above in “Basis of Presentation and Principles of Consolidation”), we reflect these entities as consolidated subsidiaries. In 2017, we acquired acquired Rambler On, which was a VIE, as discussed in Note 3.
Warranty
Warranty liabilities are recorded at the time of sale for the estimated costs that may be incurred under the terms of our limited warranty. We make and revise these estimates primarily based on the number of units under warranty, historical experience of warranty claims, and an estimated per unit replacement cost. The liability for warranties is included in accrued expenses in our consolidated balance sheets. The specific warranty terms and conditions vary depending upon the product sold, but are generally warranted against defects in material and workmanship ranging from three to five years. Our warranty only applies to the original owner. If actual product failure rates or repair costs differ from estimates, revisions to the estimated warranty liabilities would be required and could materially affect our financial condition and operating results. Warranty reserves were $6.6 million and $4.5 million as of December 28, 2019 and December 29, 2018, respectively. Warranty costs included in costs of goods sold were $3.8 million, $3.6 million, and $2.6 million for 2019, 2018, and 2017, respectively.
Emerging Growth Company Status
We were an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (“JOBS Act). Under the JOBS Act, emerging growth companies can delay adopting new or revised financial accounting standards until such time as those standards apply to private companies. We elected to use the extended transition period for complying with the adoption of new or revised accounting standards and as a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates.
As of June 28, 2019, the last business day of our most recently completed second fiscal quarter, the market value of our common stock that was held by non-affiliates was greater than $700 million. As a result, we became a large accelerated filer and no longer qualified as an emerging growth company on December 28, 2019, the end of our current fiscal year. Accordingly, we no longer qualify for the provisions of the JOBS Act that allow companies to adopt new or revised accounting standards when required by private company accounting standards.
Recently Adopted Accounting Pronouncements
In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842), a new accounting standard on leasing. The FASB subsequently issued updates to the standard to provide additional clarification on specific topics, including permitted transition methods. Collectively, the guidance is referred to as FASB Accounting Standards Codification (“ASC”) 842 (“ASC 842”). ASC 842 requires companies to recognize right-of-use (“ROU”) assets and corresponding lease liabilities on the balance sheet for leases with lease terms greater than twelve months, and also retains a dual model approach for assessing lease classification and recognizing expense. We adopted ASC 842 effective December 30, 2018, the first day of fiscal year 2019 using the modified retrospective transition method. We applied the transition provision for ASC 842 at our adoption date instead of at the earliest comparative period presented in our financial statements and, therefore, we recognized and measured leases existing at December 30, 2018, but without retrospective application. ASC 842 also requires enhanced disclosures regarding the amount, timing and uncertainty of cash flows arising from leases. The most significant impact was the recognition of ROU lease assets of $37.8 million and corresponding operating lease liabilities of $50.0 million and finance lease assets of $1.1 million and corresponding lease liabilities of $1.1 million, each as of December 28, 2019, on our balance sheet along with certain incremental disclosures. The difference between the operating lease ROU assets and operating lease liabilities primarily represents the existing deferred rent and tenant improvement allowance liabilities balance, resulting from historical straight-lining of operating leases, which were effectively reclassified upon adoption to reduce the measurement of leased assets. See Note 6 for further discussion.
The impact of the adoption of ASC 842 on previously reported interim financial statements included the recognition of ROU assets and lease liabilities for operating leases. The adoption of ASC 842 had no impact to previously reported results of operations for any interim period.

In July 2019, the FASB issued ASU 2019-07, Codification Updates to SEC Sections. ASU 2019-07 clarifies the disclosure and presentation requirements of a variety of codification topics by more closely aligning them with the SEC disclosure rules and regulations, eliminating redundancies and simplifying application of the codification. ASU 2019-07 is effective upon issuance and it did not have a material impact to our consolidated financial statements or related disclosures.

In May 2018, the FASB issued ASU 2018-07, Compensation – Stock Compensation (Topic 718), which conformed the current non-employee share-based accounting standard with employee share-based accounting. We elected to adopt this standard early, on June 30, 2019, the first day of the third quarter of 2019, and such adoption did not have a material impact on our consolidated financial statements or related disclosures.
In the first quarter of 2019, we adopted ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”), using the modified retrospective transition method and applying this approach to contracts not completed as of the date of adoption. ASC 606 establishes a single comprehensive model for entities to use in accounting for revenue under GAAP and requires companies to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASC 606 also requires certain disclosures regarding qualitative and quantitative information with respect to the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The adoption of ASC 606 resulted in a net decrease of $0.5 million to accumulated deficit as of December 30, 2018. The cumulative effect adjustment primarily related to revenue that would have been recognized in the prior period for certain wholesale transactions and substantially all e-commerce transactions at the time of shipment, rather than upon delivery to the customer, based on our evaluation of the transfer of control of the goods. Comparative prior period information has not been restated and continues to be reported in accordance with accounting standards in effect for those periods. See Note 2 for additional revenue disclosures.
Under ASC 606, an asset for the estimated cost of inventory expected to be returned is now recognized separately from the liability for sales-related reserves. This resulted in an increase in prepaid expenses and other current assets and an increase in accrued expenses and other current liabilities on our consolidated balance sheets as of December 28, 2019.
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
The following tables compare consolidated financial statements reported in accordance with the requirements of ASC 606 to the amounts that would have been reported had the new standard not been applied (in thousands):

	Year Ended December 28, 2019
	As Reported	Impact of Adoption	Balances without Adoption of ASC 606
Net sales	$913,734	$(2,091)	$911,643
Cost of goods sold	438,420	(529)	437,891
Gross profit	475,314	(1,562)	473,752
Selling, general, and administrative expenses	385,543	451	385,994
Operating income	89,771	(2,013)	87,758
Interest expense	(21,779)	—	(21,779)
Other income	(734)	—	(734)
Income before income taxes	67,258	(2,013)	65,245
Income tax expense	(16,824)	494	(16,330)
Net income	$50,434	$(1,519)	$48,915

	December 28, 2019
	As Reported	Impact of Adoption	Balances without Adoption of ASC 606
ASSETS
Accounts receivable, net	$82,688	$(3,550)	$79,138
Inventory	185,700	876	186,576
Prepaid expenses and other current assets	19,644	(197)	19,447
Deferred charges and other assets	2,389	2	2,391

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accrued expenses and other current liabilities	42,088	(850)	41,238
Taxes payable	3,329	—	3,329
Accumulated deficit	(189,545)	(2,019)	(191,564)

The adjustments above do not have an impact on net cash used in operating activities; however, they do impact the changes in operating assets and liabilities for the related accounts within the disclosure of operating activities on our consolidated statement of cash flows.
Recent Accounting Guidance Not Yet Adopted
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
In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This ASU removes Step 2 from the goodwill impairment test. The standard will be effective for us in the first quarter of our fiscal year 2020, although early adoption is permitted. We do not expect that the adoption of this ASU will have a significant impact on our consolidated financial statements.
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820). This ASU eliminates, adds and modifies certain disclosure requirements for fair value measurements. Among the changes, entities will no longer be required to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy but will be required to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. ASU 2018-13 is effective for interim and annual reporting periods beginning after December 15, 2019, and early adoption is permitted. For non-public entities, this ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The adoption of this standard is not expected to have a material effect on our consolidated financial statements.
In August 2018, the FASB issued ASU 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350) (“ASU 2018-15”). The objective of ASU 2018-15 is to align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with those incurred to develop or obtain internal-use software. The guidance is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. Early adoption is permitted. The amendments can be applied either retrospectively or prospectively. We do not expect the adoption of this standard to have a material impact on its consolidated financial statements.

2. REVENUE
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
The following table provides information about accounts receivable and contract liabilities at the periods indicated (in thousands):

	December 28, 2019	At Adoption - December 30, 2018 (1)
Accounts receivable, net	$82,688	$60,336
Contract liabilities	(4,499)	(9,457)
________________________________________
(1)We adopted ASC 606 on December 30, 2018. See Note 1 for additional information.

During the year ended December 28, 2019, we recognized $9.2 million of revenue that was previously included in the contract liability balance at the beginning of the period. The change in the contract liability balance primarily results from timing differences between the customer’s payment and our satisfaction of performance obligations.
Disaggregation of Revenue
The following table disaggregates our net sales by channel, product category, and geography for the periods indicated (in thousands):

	2019	2018(1)	2017(1)
Net Sales by Channel
Wholesale	$527,634	$491,431	$444,854
Direct-to-consumer	386,100	287,402	194,385
Total net sales	$913,734	$778,833	$639,239

Net Sales by Category
Coolers & Equipment	$368,874	$331,224	$312,237
Drinkware	526,241	424,164	310,287
Other	18,619	23,445	16,715
Total net sales	$913,734	$778,833	$639,239

Net Sales by Geographic Region
United States	$873,867	$761,880	$635,195
International	39,867	16,953	4,044
Total net sales	$913,734	$778,833	$639,239
_________________________________________
(1)Prior year information is presented in accordance with accounting guidance in effect during that period and has not been updated to reflect the impact of ASC 606. See Note 1 for additional information.

For 2019, 2018, and 2017, our largest single customer represented approximately 15%, 16%, and 14% of gross sales, respectively. In 2019 and 2018, Amazon Marketplace accounted for 13% and 10% of gross sales, respectively. No other customer accounted for more than 10% of gross sales in 2019, 2018 or 2017.

3. ACQUISITIONS
Intellectual Property Acquisition
In March 2019, we acquired the intellectual property rights related to the YETI brand across several jurisdictions, primarily in Europe and Asia, for approximately $9.1 million, pursuant to certain purchase agreements we entered into with a European outdoor retailer. The intellectual property rights include trademark registrations and applications for YETI formative trademarks for goods and services, as well as domain names that include the YETI trademark. The purchase price has been allocated to trademarks.
Rambler On Acquisition
In May 2017, we acquired substantially all of the assets of Rambler On, at the time our exclusive drinkware customization partner, for $6.0 million in addition to assuming certain enumerated liabilities of Rambler On (“Rambler On Acquisition”). Intangible assets resulting from the acquisition of Rambler On LLC (“Rambler On”) in 2017 were $3.7 million. We paid the consideration for the Rambler On Acquisition by making total cash payments of $2.9 million and by issuing a promissory note to Rambler On for a principal amount of $3.0 million with a two years term and bearing interest at 5% per annum, payable in two equal installments on May 16, 2018 and May 16, 2019. Additionally, all of the outstanding notes between YETI and Rambler On prior to the Rambler On Acquisition were forgiven. See Notes 9 and 13 for additional information on the Rambler On promissory note.
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

4. PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets include the following (in thousands):

	December 28, 2019	December 29, 2018
Prepaid expenses	$15,052	$8,980
Prepaid taxes	1,374	308
Other	3,218	2,923
Total prepaid expenses and other current assets	$19,644	$12,211

5. PROPERTY AND EQUIPMENT
Property and equipment consisted of the following at the dates indicated (in thousands):

	December 28, 2019	December 29, 2018
Production molds, tooling, and equipment	$56,375	$45,614
Furniture, fixtures, and equipment	7,721	5,752
Computers and software	52,930	41,209
Leasehold improvements	35,419	29,079
Finance leases	1,208	—
Property and equipment — gross	153,653	121,654
Accumulated depreciation	(71,043)	(47,557)
Property and equipment — net	$82,610	$74,097

Depreciation expense was $23.2 million, $19.5 million, and $15.4 million for 2019, 2018, and 2017, respectively.

Geographic Information

Property and equipment, net by geographical region was as follows as of the dates indicated (in thousands):

	December 28, 2019	December 29, 2018
United States	$70,672	$65,831
International	11,938	8,266
Property and equipment, net	$82,610	$74,097

6. LEASES
We determine if an arrangement is or contains a lease at contract inception and determines its classification as an operating or finance lease at lease commencement. We lease certain retail locations, office space, distribution facilities, manufacturing space, and machinery and equipment. While the substantial majority of these leases are operating leases, certain machinery and equipment agreements are finance leases. As of December 28, 2019, the initial lease terms of the various leases range from one to 20 years. ROU lease assets and liabilities associated with leases with an initial term of twelve months or less are not recorded on the balance sheet.
Operating lease assets represent the right to use an underlying asset for the lease term, and operating lease liabilities represent the obligation to make lease payments arising from the lease. These assets and liabilities are recognized based on the present value of future payments over the lease term at commencement date. We use our collateralized incremental borrowing rate based on the information available at commencement date, including lease term, in determining the present value of future payments. Our operating leases also typically require payment of real estate taxes, common area maintenance and insurance. These components compromise the majority of our variable lease cost and are excluded from the present value of our lease obligations. In instances where they are fixed, they are included due to our election to combine lease and non-lease components, with the exception of our distribution facility asset class. Operating lease assets include prepaid lease payments and initial direct costs and are reduced by lease incentives. Our lease terms generally do not include options to extend or terminate the lease unless it is reasonably certain that the option will be exercised. Fixed payments may contain predetermined fixed rent escalations. We recognize the related rent expense on a straight-line basis from the commencement date to the end of the lease term.
The following table presents the assets and liabilities related to operating and finance leases (in thousands):

	Balance Sheet Location	December 28, 2019
Assets:
Operating lease assets	Operating lease right-of-use assets	$37,768
Finance lease assets	Property, plant and equipment	1,120
Total lease assets		$38,888

Liabilities:
Current
Operating lease liabilities	Operating lease liabilities	$7,768
Finance lease liabilities	Current maturities of long-term debt	185
Non-current
Operating lease liabilities	Operating lease liabilities, non-current	42,200
Finance lease liabilities	Long-term debt, net of current portion	950
Total lease liabilities		$51,103

The following table presents the components of lease costs (in thousands):

Year Ended
December 28, 2019
Operating lease costs	$8,002
Finance lease cost - amortization of right-of-use assets	88
Finance lease cost - interest on lease liabilities	30
Short-term lease cost	249
Variable lease cost	2,806
Sublease income	(743)
Total lease cost	$10,432

The following table presents lease terms and discount rates:

December 28, 2019
Weighted average remaining lease term:
Operating leases	7.01 years
Finance leases	4.68 years

Weighted average discount rate:
Operating leases	6.62%
Finance leases	6.24%

Minimum lease payments have not been reduced by minimum sublease rentals of $4.1 million due in the future under non-cancelable subleases. We received $0.7 million and $0.4 million in sublease income for 2019 and 2018, respectively. We did not receive any sublease income for 2017. The following table presents the minimum lease payment obligations of operating and finance lease liabilities (leases with terms in excess of one year) for the next five years and thereafter as of December 28, 2019 (in thousands):

	Operating Leases	Finance Leases	Total
2020	$10,261	$249	$10,510
2021	9,843	249	10,092
2022	7,505	249	7,754
2023	7,716	249	7,965
2024	7,474	330	7,804
Thereafter	20,048	—	20,048
Total lease payments	62,847	1,326	64,173
Less: Effect of discounting to net present value	12,879	191	13,070
Present value of lease liabilities	$49,968	$1,135	$51,103

The following table presents supplemental cash flow information related to our leases (in thousands):

December 28, 2019
Cash paid for amounts included in measurement of liabilities:
Operating cash flows used in operating leases	$8,469
Operating cash flows used in finance leases	30
Financing cash flows used in finance leases	74
Right-of-use assets obtained in exchange for new lease liabilities:
Finance leases	1,208
Operating leases	10,015

Disclosures Related to Periods Prior to Adoption of ASC 842

The following table presents future minimum lease payment obligations under our non-cancelable operating leases with lease terms in excess of one year as of December 29, 2018, prior to the adoption of ASC 842 (in thousands):

Operating Leases
2019	$4,670
2020	5,024
2021	4,405
2022	4,486
2023	4,627
Thereafter	23,047
Total lease payments	$46,259

7. INTANGIBLE ASSETS
Intangible assets consisted of the following at the dates indicated below (dollars in thousands):

	December 28, 2019
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Tradename	Indefinite	$31,363	$—	$31,363
Trade dress	Indefinite	13,917	—	13,917
Trademarks(1)	Indefinite	9,245	—	9,245
Customer relationships	11 years	42,205	(28,947)	13,258
Trademarks	6 - 30 years	19,872	(4,307)	15,565
Patents	4 - 25 years	7,407	(719)	6,688
Non-compete agreements	5 years	2,815	(2,815)	—
Other intangibles	15 years	1,041	(227)	814
Total intangible assets		$127,865	$(37,015)	$90,850
_________________________________________
(1)During 2019, we acquired trademarks for $9.1 million. See Note 3 for additional information.

	December 29, 2018
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Tradename	Indefinite	$31,363	$—	$31,363
Trade dress	Indefinite	13,466	—	13,466
Customer relationships	11 years	42,205	(25,110)	17,095
Trademarks	6 - 30 years	14,867	(2,696)	12,171
Patents	4 - 25 years	5,522	(461)	5,061
Non-compete agreements	5 years	2,815	(2,815)	—
Other intangibles	15 years	1,026	(163)	863
Total intangible assets		$111,264	$(31,245)	$80,019

Amortization expense was $5.8 million, $5.3 million, and $5.4 million, for 2019, 2018, and 2017, respectively. Amortization expense related to intangible assets is expected to be $5.0 million for each of 2020, 2021, 2022, and 2023 and $3.3 million for 2024.

8. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consisted of the following at the dates indicated (in thousands):

	December 28, 2019	December 29, 2018
Accrued freight and other operating expenses	$12,454	$13,175
Contract liabilities	4,499	9,457
Customer discounts, allowances, and returns	6,976	7,435
Advertising and marketing	3,300	5,355
Warranty reserve	6,584	4,533
Interest payable	420	459
Other	7,855	12,608
Total accrued expenses and other current liabilities	$42,088	$53,022

9. LONG-TERM DEBT

Long-term debt consisted of the following at the dates indicated (in thousands):

	December 28, 2019	December 29, 2018
Term Loan A, due 2024	$300,000	$331,388
Finance lease debt	1,135	—
Debt owed to Rambler On	—	1,500
Total debt	301,135	332,888
Current maturities of long-term debt	(15,000)	(43,638)
Current maturities of finance lease debt	(185)	—
Total long-term debt	285,950	289,250
Unamortized deferred financing fees	(4,235)	(4,874)
Total long-term debt, net	$281,715	$284,376

At December 28, 2019 the future maturities of principal amounts of our debt obligations, excluding finance lease obligations, for the next five years and in total (see Note 6 for future maturities of finance lease obligations), consisted of the following (in thousands):

Amount
2020	$15,000
2021	22,500
2022	22,500
2023	22,500
2024	217,500
Total	$300,000

Credit Facility

In May 2016, we entered into an agreement providing for the Credit Facility. The Credit Facility provided for: (a) a $100.0 million Revolving Credit Facility maturing on May 19, 2021 (“Revolving Credit Facility”); (b) a $445.0 million term loan A maturing on May 19, 2021 (“Term Loan A” and together with the Revolving Credit Facility, the “Credit Facility”); and (c) a $105.0 million term loan B maturing on May 19, 2022 (“Term Loan B”). All borrowings under our Credit Facility bear interest at a variable rate based on prime, federal funds, or LIBOR plus an applicable margin based on our total net leverage ratio.

On July 15, 2017, we amended the Credit Facility to reset the net leverage ratio covenant for the period ending June 2017 and thereafter, and we incurred $2.0 million in additional deferred financing fees.

On December 17, 2019, we further amended our Credit Facility which increased the remaining principal amount of Term Loan A from approximately $298.0 million to $300.0 million; increased the commitments under the revolving credit facility from $100.0 million to $150.0 million; extended the maturity date of both Term Loan A and the revolving credit facility from May 19, 2021 to December 17, 2024; revised the leverage ratios and reduced the interest rates spreads and commitment fee payable on the average daily unused amount of the revolving commitment; and revised the scheduled quarterly principal payments of Term Loan A to 1.25% of the remaining aggregate principal amount of Term Loan A for the first year, and 1.875% for the second year and thereafter until the maturity date. As a result of the amendment, we recognized a $0.6 million loss on modification and extinguishment of debt and we capitalized $2.1 million of new lender and third-party fees in the fourth quarter of 2019.

As of December 28, 2019, we had no borrowings outstanding under our Revolving Credit Facility. The weighted average interest rate for borrowings under the Revolving Credit Facility was 0.33% at December 28, 2019.

The Credit Facility also provides us with the ability to issue up to $20.0 million in letters of credit. While our issuance of letters of credit does not increase our borrowings outstanding under our Revolving Credit Facility, it does reduce the amount available. As of December 28, 2019, we had no outstanding letters of credit.

The Credit Facility includes customary financial and non-financial covenants limiting, among other things, mergers and acquisitions; investments, loans, and advances; affiliate transactions; changes to capital structure and the business; additional indebtedness; additional liens; the payment of dividends; and the sale of assets, in each case, subject to certain customary exceptions. The Credit Facility contains customary events of default, including payment defaults, breaches of representations and warranties, covenant defaults, defaults under other material debt, events of bankruptcy and insolvency, failure of any guaranty or security document supporting the Credit Facility to be in full force and effect, and a change of control of our business. At December 28, 2019, we were in compliance with the covenants under our Credit Facility.

Term Loan A

The Term Loan A is a $300.0 million term loan facility, maturing on December 17, 2024. Principal payments of $3.8 million are due quarterly during 2020 and $5.6 million quarterly during 2021 to 2024 with the entire unpaid balance due at maturity. The interest rate on borrowings outstanding under the Term Loan A at December 28, 2019 was 3.99%.

Extinguishment of Debt

During the fourth quarter of 2018, we voluntarily repaid in full the $47.6 million principal amount and $0.6 million of accrued interest outstanding under our Term Loan B, using the net proceeds from our IPO plus additional cash on hand. As a result of the voluntary repayment of the Term Loan B prior to maturity of December 17, 2024, we recorded a loss from extinguishment of debt of $0.7 million relating to the write-off of unamortized financing fees associated with the Term Loan B.

In May 2019, we repaid in full $1.5 million of remaining principal on the unsecured promissory note to Rambler On LLC and $0.1 million of accrued interest outstanding thereon, using cash on hand.

10. BENEFIT PLAN

We provide a 401(k)-defined contribution plan covering substantially all our employees, which allows for employee contributions and provides for an employer match. Our contributions totaled approximately $1.1 million, $1.0 million, and $0.7 million for 2019, 2018, and 2017, respectively.

11. STOCK-BASED COMPENSATION

In October 2018, the Board adopted the 2018 Plan and ceased granting awards under the YETI Holdings, Inc. 2012 Equity and Performance Incentive Plan, as amended and restated on June 20, 2018 (the “2012 Plan”). The 2018 Plan became effective with the completion of our IPO. Any remaining shares available for issuance under the 2012 Plan as of our IPO effectiveness date are not available for future issuance. However, shares subject to stock awards granted under the 2012 Plan (a) that expire or terminate without being exercised or (b) that are forfeited under an award return to the 2018 Plan share reserve for future grant.

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

During 2019, we granted stock options and RSUs to various employees. The stock options have a ten year term and each of the stock options and RSUs vest in accordance with the following schedule: (a) one-third will vest on the first anniversary of the grant date, and (b) an additional one-sixth will vest on the first four six-month anniversaries of the initial vesting date.

During 2019, we granted RSUs and deferred stock units (“DSUs”) to our non-employee members of the Board of Directors. The RSUs and DSUs vest immediately prior to our next annual meeting of our stockholders, subject to the non-employee director’s continued service through the applicable vesting date. However, both awards of RSUs and DSUs are subject to accelerated vesting in the event the non-employee director dies or becomes disabled or in the event of a change in control.

We recognized non-cash stock-based compensation expense of $52.3 million, $13.2 million, and $13.4 million for 2019, 2018, and 2017, respectively.

As of December 28, 2019, total unrecognized stock-based compensation expense for unvested options was $6.5 million and will be recognized over the next 3 years. In addition, as of December 28, 2019, total unrecognized stock-based compensation expense for unvested RSUs and DSUs was $5.1 million and $0.1 million, respectively, which will be recognized over the next 3 years.

Stock-based Compensation Awards under the 2018 Plan

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

The following assumptions were utilized to calculate the fair value of stock options granted during the periods indicated below:

	2019	2018	2017
Expected option term	6 years	6 years	5 - 6 years
Expected stock price volatility	27% - 35%	35%	30%
Risk-free interest rate	1.64% - 2.53%	2.99%	2.05% - 2.18%
Expected dividend yield	–%	–%	–%
Weighted average fair value at date of grant	$7.67	$7.22	$10.84

A summary of the stock options is as follows for the periods indicated (in thousands, except per share data):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance, December 31, 2016	3,498	$4.10	5.99
Granted	77	53.51
Exercised	(156)	0.65
Forfeited/cancelled	(529)	5.71
Expired	(6)	46.63
Balance, December 30, 2017	2,884	$5.22	6.10
Granted	761	18.00
Exercised	(560)	0.47
Forfeited/cancelled	(172)	47.91
Expired	(24)	53.55
Balance, December 29, 2018	2,889	$6.56	6.48
Granted	601	23.59
Exercised	(1,730)	2.06
Forfeited/cancelled	(142)	20.88
Expired	—	—
Balance, December 28, 2019	1,618	$16.44	8.12	$29,985
Exercisable, December 28, 2019	574	$8.48	6.50	$15,210

The total intrinsic value of stock options exercised was $46.7 million, $10.0 million, and $5.5 million for 2019, 2018, and 2017, respectively. The total fair value of stock options vested was $12.2 million, $15.2 million, and $17.7 million for 2019, 2018, and 2017, respectively.

The following is a summary of our non-vested stock options for the periods indicated (in thousands, except per share data):

	Shares Under Outstanding Options	Weighted Average Grant Date Fair Value
Non-vested options at December 29, 2018	1,155	$14.25
Granted	601	7.67
Forfeited	(142)	7.28
Vested	(570)	21.47
Non-vested options at December 28, 2019	1,044	$7.47

Performance-Based Restricted Stock Units

During 2018, our Board of Directors approved the grant of performance-based RSUs to various employees under the 2012 Plan. During 2018, 385,241 of those performance-based RSUs were granted as replacement awards in exchange for 104,411 out-of-the-money stock options, which were cancelled. The concurrent cancellation and replacement was a modification for accounting purposes. GAAP requires continued recognition of the cancelled awards' fair value plus the recognition of the new awards' fair value for any awards likely to vest. Any incremental compensation cost resulting from the modification will not be recognized prior to the consummation of a change in control as GAAP deems satisfaction of a change in control contingency to be unlikely.

On November 12, 2019, we completed an underwritten secondary offering. Following the closing of this offering, Cortec Group Fund V, L.P. and its affiliates (collectively, “Cortec”) ceased to own more than 35% of the voting power of our outstanding common stock and as a result, the performance-based RSUs granted to various employees during 2018 fully vested pursuant to their terms. In connection with the vesting of the performance-based RSUs, we recognized non-cash stock-based compensation expense of $40.7 million for 2019.

Non-Employee Director Restricted Stock Units and Deferred Stock Units

On the date of each annual meeting of our stockholders, or on a pro rata basis upon initial election or appointment to our Board of Directors, each non-employee director is granted an award of RSUs with a value of $120,000 (based on our closing stock price on the date of grant). This award will vest in full in one installment on the earlier to occur of (1) the first anniversary of the date of grant and (2) immediately prior to the next annual meeting of our stockholders, subject to the director’s continued service through the applicable vesting date.

Our non-employee directors are able to elect to defer all or part of the grant of RSUs in the form of DSUs, which will vest in full in one installment on the same basis as a non-employee director’s RSUs vest and will be settled in shares of our common stock on the earlier to occur of (1) the date specified by the non-employee director in his or her deferral election form and (2) the six-month anniversary of the non-employee director’s cessation of service on our Board of Directors.

During any period of deferral, non-employee directors will accrue dividend equivalents on their DSUs as, if and when dividends are paid on shares of our common stock. The definitive terms regarding any DSUs will be set forth in the DSU award agreement and the accompanying deferral election form completed by the applicable director.

The fair value of the RSUs is based on the closing price of our common stock on the award date. A summary of the performance-based RSUs, RSUs, and DSUs is as follows for the periods indicated (in thousands, except per share data):

	Performance-Based Restricted Stock Units		Restricted Stock Units		Deferred Stock Units
	Number of RSUs	Weighted Average Grant Date Fair Value	Number of RSUs	Weighted Average Grant Date Fair Value	Number of DSUs	Weighted Average Grant Date Fair Value
Balance, December 29, 2018	1,411	$31.74	7	$17	13	$17
Granted	—	—	338	23.69	10	24.80
Vested	(1,284)	31.74	(10)	17.51	—	—
Forfeited/cancelled	(127)	31.74	(39)	22.84	—	—
Balance, December 28, 2019	—	$—	296	$23.85	23	$20.39

12. STOCKHOLDERS’ EQUITY

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

Initial Public Offering

On October 29, 2018, we completed our IPO of 16.0 million shares of our common stock, including 2.5 million shares of our common stock sold by us and 13.5 million shares of our common stock sold by selling stockholders. The underwriters were also granted an option to purchase up to an additional 2.4 million shares from the selling stockholders, at the public offering price, less the underwriting discount, for 30 days after October 24, 2018, which the underwriters exercised, in part, on November 28, 2018 by purchasing an additional 0.9 million shares of common stock at the public offering price of $18.00 per share, less the underwriting discount, from selling stockholders. We did not receive any proceeds from the sale of shares by selling stockholders. Based on our IPO price of $18.00 per share, we received net proceeds of $42.4 million after deducting underwriting discounts and commissions of $2.6 million. Additionally, we incurred offering costs of $4.6 million. On November 29, 2018, we used the proceeds plus additional cash on hand to repay our Term Loan B as described in Note 9.

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

We paid $0.6 million, $2.5 million, and $2.8 million related to the Options Dividend to vested option holders in 2019, 2018, and 2017, respectively. The Options Dividend was paid in full on September 28, 2019.

13. RELATED-PARTY AGREEMENTS

In 2012, we entered into a management services agreement with Cortec, our majority stockholder, that provides for a management fee to be based on 1.0% of total sales not to exceed $750,000 annually plus certain out-of-pocket expenses. During each of 2018 and 2017, we incurred fees and out-of-pocket expenses under this agreement of $0.08 million which were included in selling, general and administrative expenses within our consolidated statements of operations. This agreement was terminated in connection with our IPO in 2018 and no further payments are due to Cortec.

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
In April 2016, we entered into an agreement with a minority stockholder (less than 1%), to provide strategic and financial advisory services for a fee of $3.0 million. The term of the agreement was fifteen months and the fee was due upon the consummation of a merger, sale, IPO, or other transaction. In 2016, we accrued the full amount payable under the agreement of $3.0 million in accrued liabilities, and subsequently reversed the full amount in August 2017 when the agreement term ended. No amounts were paid in 2016 or 2017. In July 2018, we entered into an agreement with the same minority stockholder, to provide strategic and financial advisory services for a fee of $2.0 million. The term of the agreement was the earlier of twelve months of the date of an IPO or similar sale of equity. Following our IPO, we paid the minority stockholder $2.0 million.

In connection with the Rambler On Acquisition in 2017, we issued a promissory note to Rambler On for a principal amount of $3.0 million with a two year term and bearing interest at 5% per annum, payable in two equal installments on May 16, 2018 and May 16, 2019. Subsequent to the Rambler On Acquisition, the sole owner of Rambler On became a Company employee. In May 2019, we repaid in full the remaining principal amount on the unsecured promissory note to Rambler On. See Note 3 and Note 9 for additional information on the Rambler On promissory note.

14. COMMITMENTS AND CONTINGENCIES

Future commitments under non-cancelable agreements at December 28, 2019 were as follows (in thousands):

		Fiscal
	Total	2019	2020	2021	2022	2023	Thereafter
Other noncancelable agreements (1)	$37,149	$17,807	$13,328	$3,616	$2,398	$—	$—
_________________________
(1)We have entered into commitments for service and maintenance agreements related to our management information systems, distribution contracts, advertising, sponsorships, and licensing agreements.
As we are unable to reasonably predict the timing of settlement of liabilities related to unrecognized tax benefits and other noncurrent tax liabilities, the table above does not include $4.8 million, net, of such liabilities on our consolidated balance sheet as of December 28, 2019.

We are involved in various claims and legal proceedings, some of which are covered by insurance. We believe that the existing claims and proceedings, and potential losses relating to such contingencies, will not have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

15. INCOME TAXES

On December 22, 2017, the Tax Act was signed into law, significantly reforming the Code. The Tax Act, among other things, reduced the U.S. federal corporate tax rate from 35% to 21%, required companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred, and put into effect the migration from a “worldwide” system of taxation to a territorial system. We recognized income tax expense of $5.7 million in 2017, primarily due to the revaluation of our net deferred tax asset based on a prospective U.S. federal income tax rate of 21%. We also recognized an immaterial one-time transition tax on our unremitted foreign earnings and profits. During 2018, we finalized the accounting for the enactment of the Tax Act, with an immaterial adjustment to the amount recorded in the year of enactment.

The components of income before income taxes were as follows for the periods indicated (in thousands):

	Fiscal Year Ended
	December 28, 2019	December 29, 2018	December 30, 2017
Domestic	$65,469	$69,209	$31,927
Foreign	1,789	406	132
Income before income taxes	$67,258	$69,615	$32,059

The components of income tax expense were as follows for the periods indicated (in thousands):

	Fiscal Year Ended
	December 28, 2019	December 29, 2018	December 30, 2017
Current tax expense:
U.S. federal	$627	$7,190	$7,440
State	1,505	2,316	379
Foreign	526	247	46
Total current tax expense	2,658	9,753	7,865
Deferred tax expense (benefit):
U.S. federal	12,911	3,298	8,915
State	1,304	(1,172)	(114)
Foreign	(49)	(27)	(8)
Total deferred tax expense	14,166	2,099	8,793
Total income tax expense	$16,824	$11,852	$16,658

A reconciliation of income taxes computed at the statutory federal income tax rate of 21% in 2019 and 2018 and 35% in 2017 to the effective income tax rate is as follows for the periods indicated (in thousands):

	Fiscal Year Ended
	December 28, 2019	December 29, 2018	December 30, 2017
Income taxes at the statutory rate	$14,124	$14,619	$11,223
Increase (decrease) resulting from:
State income taxes, net of federal tax effect	2,989	2,030	212
Nondeductible expenses	203	248	180
Domestic production activities deduction	—	—	(121)
Research and development tax credits	(2,157)	(578)	(656)
Nontaxable income attributable to noncontrolling interest	—	—	223
Tax expense (benefit) related to stock-based compensation	950	(2,396)	(803)
Enactment of the Tax Act	—	—	5,737
Nondeductible interest expense	—	4	637
Revaluation of deferred tax assets for state income taxes	(92)	(1,154)	(36)
Other	807	(921)	62
Income tax expense	$16,824	$11,852	$16,658

Deferred tax assets and liabilities consisted of the following for the periods indicated (in thousands):

	Fiscal Year Ended
	December 28, 2019	December 29, 2018
Deferred tax assets:
Accrued liabilities	$4,482	$3,943
Allowances and other reserves	2,030	1,683
Inventory	1,929	5,472
Stock-based compensation	4,761	14,085
Operating lease liabilities	12,286	—
Deferred rent	—	2,657
Deferred interest	1,703	—
Other	1,497	1,719
Total deferred tax assets	$28,688	$29,559
Deferred tax liabilities:
Operating lease assets	$(9,528)	$—
Prepaid expenses	(1,897)	(782)
Property and equipment	(10,971)	(8,433)
Intangible assets	(13,546)	(11,857)
Other	(744)	(710)
Total deferred tax liabilities	(36,686)	(21,782)
Net deferred tax (liabilities) assets	$(7,998)	$7,777
Amounts included in the Consolidated Balance Sheets:
Deferred income taxes	$1,082	$7,777
Other liabilities	(9,080)	—
Net deferred income tax (liabilities) assets	$(7,998)	$7,777

We consider the undistributed earnings of our foreign subsidiaries to be indefinitely reinvested, and, accordingly, no taxes have been recognized on such earnings except for the transition tax recognized as part of the Tax Act. We continue to evaluate our plans for reinvestment or repatriation of unremitted foreign earnings. If we determine that all or a portion of our foreign earnings are no longer indefinitely reinvested, we may be subject to additional foreign withholding taxes and U.S. state income taxes. At December 28, 2019, we had unremitted earnings of foreign subsidiaries of $2.0 million.

As of December 28, 2019, we had Texas research and development tax credit carryforwards of approximately $1.9 million, which if not utilized, will expire beginning in 2037.

The following table summarizes the activity related to our unrecognized tax benefits for the periods indicated (excluding interest and penalties) (in thousands):

	Fiscal Year Ended
	December 28, 2019	December 29, 2018
Balance, beginning of year	$2,381	$1,064
Gross increases related to current year tax positions	987	1,350
Gross increases related to prior year tax positions	37	—
Gross decreases related to prior year tax positions	—	(14)
Lapse of statute of limitations	(47)	(19)
Balance, end of year	$3,358	$2,381

If our positions are sustained by the relevant taxing authorities, approximately $3.4 million (excluding interest and penalties) of uncertain tax position liabilities as of December 28, 2019 would favorably impact our effective tax rate in future periods. We do not anticipate that the balance of gross unrecognized tax benefits will change significantly during the next twelve months.

We include interest and penalties related to unrecognized tax benefits in our current provision for income taxes in the accompanying consolidated statements of operations. As of December 28, 2019, we had recognized a liability of $0.3 million for interest and penalties related to unrecognized tax benefits.

We file income tax returns in the United States and various state jurisdictions. The tax years 2016 through 2019 remain open to examination in the United States, and the tax years 2015 through 2019 remain open to examination in Texas and most other state jurisdictions. The 2017 through 2019 tax years remain open to examination in foreign jurisdictions.

16. EARNINGS PER SHARE

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

The following table sets forth the calculation of earnings per share and weighted-average common shares outstanding at the dates indicated (in thousands, except per share data):

	Fiscal Year Ended
	December 28, 2019	December 29, 2018	December 30, 2017
Net income attributable to YETI Holdings, Inc.	$50,434	$57,763	$15,401

Weighted average common shares outstanding — basic	85,088	81,777	81,479
Effect of dilutive securities	1,259	1,742	1,493
Weighted average common shares outstanding — diluted	86,347	83,519	82,972

Earnings per share attributable to YETI Holdings, Inc.
Basic	$0.59	$0.71	$0.19
Diluted	$0.58	$0.69	$0.19

Outstanding options to purchase 0.8 million, 0.2 million, and 0.2 million shares of common stock were excluded from the calculations of diluted earnings per share in 2019, 2018, and 2017, respectively, because the effect of their inclusion would have been antidilutive to those years. In addition, 1.4 million shares of performance-based RSUs were excluded from the calculations of diluted earnings per share in 2018 because these units were not considered to be contingent outstanding shares.

17. SUPPLEMENTAL STATEMENT OF CASH FLOWS INFORMATION

Supplemental cash flow information was as follows for the periods indication (in thousands):

	Year Ended
	December 28, 2019	December 29, 2018	December 30, 2017
Interest paid	$19,396	$28,504	$29,879
Income taxes paid	3,524	16,347	20,640

Liabilities related to property and equipment outstanding at 2019, 2018, and 2017 of $1.0 million, $1.3 million, $0.9 million, respectively, are not included in “Purchases of property and equipment” within the consolidated statement of cash flows. Non-cash financing activities during 2019, 2018, and 2017 consisted of accrued dividends payable on unvested options, which were $0.4 million, $1.7 million, and $2.2 million, respectively.

18. QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized quarterly financial data for the periods indicated is set forth below (in thousands, except per share amounts). Quarterly results were influenced by seasonal and other factors inherent in our business.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2019
Net sales	$155,353	$231,654	$229,125	$297,602	$913,734
Gross profit	76,627	116,277	120,076	162,334	475,314
Net income	2,167	22,223	21,302	4,742	50,434

Net income per share - basic	$0.03	$0.26	$0.25	$0.05	$0.59
Net income per share - diluted	$0.03	$0.26	$0.25	$0.05	$0.58

2018
Net sales	$135,257	$206,288	$196,109	$241,179	$778,833
Gross profit	57,189	100,570	97,541	127,828	383,128
Net (loss) income	(3,261)	18,825	17,030	25,169	57,763

Net (loss) income per share - basic	$(0.04)	$0.23	$0.21	$0.30	$0.71
Net (loss) income per share - diluted	$(0.04)	$0.23	$0.21	$0.30	$0.69

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosures. Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of December 28, 2019 due to a material weakness in internal control over financial reporting, as described below, that has not been fully remediated.

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

Previously Reported Material Weakness

As previously disclosed in our prospectus filed with the SEC on October 24, 2018 and our Annual Report on Form 10-K for the fiscal year ended December 29, 2018, during the preparation of our consolidated financial statement for the year ended December 30, 2017, we identified a material weakness in our internal control over financial reporting related to ineffective information technology general controls (“ITGCs”) in the areas of user access and program change-management over certain information technology systems that support our financial reporting process. As a result, our business process automated and manual controls that were dependent on the completeness and accuracy of information derived from the affected information technology systems were also ineffective because they could have been adversely impacted. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

During 2019, we implemented our previously disclosed remediation plan that included: (i) hiring a new Chief Information Officer and an IT Compliance Manager in July 2019 to continue to improve our information technology systems, including the enhancement of related policies and procedures, and the development and documentation of our ongoing ITGC improvement initiatives; and (ii) completing the implementation of remediation activities during the fourth quarter of 2019 within our SAP environment and across our other information technology systems that support our financial reporting process.

The material weakness will not be considered remediated, however, until the applicable remedial controls operate for a sufficient period of time, and we have concluded, through testing, that these controls are designed and operating effectively.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable, but not absolute, assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and includes those policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with appropriate authorizations; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on our financial statements.

Our management has conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 28, 2019, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013) (“COSO”). Based on the results of this evaluation and as disclosed above under “Previously Reported Material Weakness,” management concluded that our internal control over financial reporting was not effective as of December 28, 2019.

Our independent registered public accounting firm, Grant Thornton LLP, has audited our internal control over financial reporting and has issued an adverse audit report on the effectiveness of our internal control over financial reporting as of December 28, 2019, which appears in Part II, Item 8 of this Form 10-K.

Changes in Internal Control over Financial Reporting
Except for the changes in connection with our implementation of the remediation plan discussed above, there have been no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) that occurred during the fourth quarter of fiscal 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We did, however, implement certain changes to our internal control over financial reporting in connection with the implementation of the lease accounting standard and disclosure requirements of Accounting Standards Codification Topic 842. The changes primarily related to the design and implementation of controls related to the preparation and review of the new measurement and disclosure requirements of this new accounting standard.
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
The remaining information required by this item is incorporated by reference to our definitive Proxy Statement for the 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 28, 2019.
Item 11. Executive Compensation
The information required by this item is incorporated by reference to our definitive Proxy Statement for the 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 28, 2019.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Except as set forth below regarding securities authorized for issuance under our equity compensation plans, the information required by this item is incorporated by reference to our definitive Proxy Statement for the 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 28, 2019.
The following table summarizes our equity compensation plan information as of December 28, 2019:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by YETI Holdings, Inc. stockholders (1)	1,936,262	(2)	$16.45	(3)	3,342,735	(4)
Equity compensation plans not approved by YETI Holdings, Inc. stockholders	—		—		—
Total	1,936,262		$16.45		3,342,735
_________________________
(1)Reflects both the YETI Holdings, Inc. 2012 Equity and Performance Incentive Plan, as amended and restated on June 20, 2018 (the “2012 Plan”), and the YETI Holdings, Inc. 2018 Equity and Incentive Compensation Plan (the “2018 Plan”), both of which were approved by our stockholders via written consent on September 26, 2018. As of October 25, 2018, the 2012 Plan is no longer in effect for new grants.
(2)Includes an aggregate of 1,617,907 shares subject to outstanding options granted under the 2012 Plan or the 2018 Plan, as well as an aggregate of 295,652 restricted stock units that have been granted under the 2018 Plan and an aggregate of 22,703 deferred stock units that have been granted under the 2018 Plan. Each restricted stock unit or deferred stock unit is intended to be the economic equivalent of one share of our common stock.
(3)The weighted-average exercise price does not include outstanding restricted stock units or deferred stock units.
(4)These shares remain available for future issuance under the 2018 Plan, as the 2012 Plan is no longer in effect for new grants. In addition to options, restricted stock units and deferred stock units, other equity benefits that may be granted under the 2018 Plan include stock appreciation rights, restricted stock, performance shares, performance units, cash incentive awards, and certain other awards based on or related to shares of our common stock.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference to our definitive Proxy Statement for the 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 28, 2019.
Item 14. Principal Accounting Fees and Services
The information required by this item is incorporated by reference to our definitive Proxy Statement for the 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 28, 2019.
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

Exhibit Number	Exhibit

3.1	Amended and Restated Certificate of Incorporation of YETI Holdings, Inc. (filed as Exhibit 3.1 to the Company's Current Report on Form 8-K on October 26, 2018 and incorporated herein by reference)

3.2	Amended and Restated Bylaws of YETI Holdings, Inc. (filed as Exhibit 3.2 to the Company's Current Report on Form 8-K on October 26, 2018 and incorporated herein by reference)

4.1
Form of Stockholders Agreement, by and among YETI Holdings, Inc., Cortec Management V, LLC, as managing general partner of Cortec Group Fund V, L.P., and certain holders of YETI Holdings, Inc. capital stock party thereto (filed as Exhibit 4.1 to the Company's Registration Statement on Form S-1 (Registration No. 333-227578) on September 27, 2018 and incorporated herein by reference)

4.2
Form of Registration Rights Agreement, by and among YETI Holdings, Inc., Cortec Group Fund V, L.P. and certain holders of YETI Holdings, Inc. capital stock party thereto (filed as Exhibit 4.2 to Amendment No. 1 to  the Company's Registration Statement on Form S-1 (Registration No. 333-227578) on October 15, 2018 and incorporated herein by reference)

4.3
Amendment No. 1 to Registration Rights Agreement, dated May 6, 2019, by and among YETI Holdings, Inc., Cortec Group V, L.P. and certain holders of YETI Holdings, Inc. capital stock party thereto (filed as Exhibit 10.17 to the Company's Registration Statement on Form S-1 (Registration No. 333-231240) on May 6, 2019 and incorporated herein by reference)

4.4	Amendment No. 2 to Registration Rights Agreement, dated December 11, 2019, by and among YETI Holdings, Inc., Cortec Group V, L.P. and certain holders of YETI Holdings, Inc. capital stock party thereto

4.5	Description of Capital Stock of YETI Holdings, Inc.

10.1*
Amended and Restated Employment Agreement, dated as of October 9, 2018, by and between YETI Coolers, LLC and Matthew J. Reintjes (filed as Exhibit 10.3 to Amendment No. 1 to the Company's Registration Statement on Form S-1 (Registration No. 333-227578) on October 15, 2018 and incorporated herein by reference)

10.2*
Employment Agreement, dated as of June 25, 2018, by and between YETI Coolers, LLC and Paul Carbone (filed as Exhibit 10.4 to the Company's Registration Statement on Form S-1 (Registration No. 333-227578) on September 27, 2018 and incorporated herein by reference)

10.3*
YETI Holdings, Inc. 2012 Equity and Performance Incentive Plan (Amended and Restated June 20, 2018) (filed as Exhibit 10.9 to the Company's Registration Statement on Form S-1 (Registration No. 333-227578) on September 27, 2018 and incorporated herein by reference)

10.4*
Form of Option Adjustment Letter, dated as of May 19, 2016 (filed as Exhibit 10.14 to the Company's Registration Statement on Form S-1 (Registration No. 333-227578) on September 27, 2018 and incorporated herein by reference)

10.5*
Form of Restricted Stock Unit Agreement under the YETI Holdings, Inc. 2012 Equity and Performance Incentive Plan (Amended and Restated June 20, 2018) (filed as Exhibit 10.15 to the Company's Registration Statement on Form S-1 (Registration No. 333-227578) on September 27, 2018 and incorporated herein by reference)

10.6*
YETI Coolers, LLC Senior Leadership Severance Benefits Plan (filed as Exhibit 10.16 to the Company's Registration Statement on Form S-1 (Registration No. 333-227578) on September 27, 2018 and incorporated herein by reference)

10.7*
YETI Holdings, Inc. 2018 Equity and Incentive Compensation Plan (filed as Exhibit 10.17 to the Company's Registration Statement on Form S-1 (Registration No. 333-227578) on September 27, 2018 and incorporated herein by reference)

10.8*
Form of Non-Employee Director Restricted Stock Unit Agreement under the 2018 Equity and Incentive Compensation Plan (filed as Exhibit 10.18 to the Company's Registration Statement on Form S-1 (Registration No. 333-227578) on September 27, 2018 and incorporated herein by reference)

10.9*
Form of Non-Employee Director Deferred Stock Unit Agreement under the 2018 Equity and Incentive Compensation Plan (filed as Exhibit 10.19 to the Company's Registration Statement on Form S-1 (Registration No. 333-227578) on September 27, 2018 and incorporated herein by reference)

10.10*
Form of Nonqualified Stock Option Agreement under the 2018 Equity and Incentive Compensation Plan (filed as Exhibit 10.20 to Amendment No. 1 to the Company's Registration Statement on Form S-1 (Registration No. 333-227578) on October 15, 2018 and incorporated herein by reference)

10.11*
YETI Holdings, Inc. Non-Employee Director Compensation Policy (filed as Exhibit 10.20 to the Company's Registration Statement on Form S-1 (Registration No. 333-227578) on September 27, 2018 and incorporated herein by reference)

10.12*
Form of Indemnification Agreement by and between the Company and each of its directors and executive officers (filed as Exhibit 10.21 to the Company's Registration Statement on Form S-1 (Registration No. 333-227578) on September 27, 2018 and incorporated herein by reference)

10.13
Credit Agreement, dated as of May 19, 2016, by and among YETI Holdings, Inc., the lenders from time to time party thereto and Bank of America, N.A., as administrative agent (filed as Exhibit 10.22 to the Company's Registration Statement on Form S-1 (Registration No. 333-227578) on September 27, 2018 and incorporated herein by reference)

10.14
First Amendment to Credit Agreement, dated as of July 17, 2017, by and among YETI Holdings, Inc., the lenders from time to time party thereto and Bank of America, N.A., as administrative agent (filed as Exhibit 10.23 to the Company's Registration Statement on Form S-1 (Registration No. 333-227578) on September 27, 2018 and incorporated herein by reference)

10.15
Second Amendment to Credit Agreement, dated as of December 17, 2019, by and among YETI Holdings, Inc., the lenders from time to time party thereto and Bank of America, N.A., as administrative agent (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K on December 18, 2019 and incorporated herein by reference)

10.16
Advisory Agreement, dated as of June 15, 2012, by and between YETI Coolers, LLC and Cortec Management V, LLC (filed as Exhibit 10.24 to the Company's Registration Statement on Form S-1 (Registration No. 333-227578) on September 27, 2018 and incorporated herein by reference)

10.17
Form of Agreement Relating to Termination of Advisory Agreement, by and between YETI Coolers, LLC and Cortec Management V, LLC (filed as Exhibit 10.26 to Amendment No. 1 to the Company's Registration Statement on Form S-1 (Registration No. 333-227578) on October 15, 2018 and incorporated herein by reference)

10.18	Form of Supply Agreement (filed as Exhibit 10.26 to the Company's Registration Statement on Form S-1 (Registration No. 333-227578) on September 27, 2018 and incorporated herein by reference)

21.1	Subsidiaries of YETI Holdings, Inc.

23.1	Consent of Grant Thornton LLP

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document - formatted as inline XBRL

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
*  Indicates a management contract or compensation plan or arrangement.
Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

YETI Holdings, Inc.

Dated: February 18, 2020	By:	/s/ Matthew J. Reintjes
Matthew J. Reintjes
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the dates indicated.

Dated: February 18, 2020	By:	/s/ Matthew J. Reintjes
Matthew J. Reintjes
President and Chief Executive Officer, Director (Principal Executive Officer)

Dated: February 18, 2020	By:	/s/ Paul C. Carbone
Paul C. Carbone
Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Dated: February 18, 2020	By:	/s/ David L. Schnadig
David L. Schnadig
Chairman and Director

Dated: February 18, 2020	By:	/s/ Frank D. Gibeau
Frank D. Gibeau
Director

Dated: February 18, 2020	By:	/s/ Mary Lou Kelley
Mary Lou Kelley
Director

Dated: February 18, 2020	By:	/s/ Jeffrey A. Lipsitz
Jeffrey A. Lipsitz
Director

Dated: February 18, 2020	By:	/s/ Dustan E. McCoy
Dustan E. McCoy
Director

Dated: February 18, 2020	By:	/s/ Michael E. Najjar
Michael E. Najjar
Director

Dated: February 18, 2020	By:	/s/ Roy J. Seiders
Roy J. Seiders
Director

Dated: February 18, 2020	By:	/s/ Robert K. Shearer
Robert K. Shearer
Director