Form 10-Q
period 2020-03-28
YETI Holdings, Inc.
filed 2020-05-07
CIK 1670592

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________________________
FORM 10-Q
____________________________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 28, 2020
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
(Registrant’s telephone number, including area code) (512) 394-9384

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
There were 86,898,386 shares of Common Stock ($0.01 par value) outstanding as of May 1, 2020.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains ‘‘forward-looking statements’’ within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical or current fact included in this Quarterly Report on Form 10-Q are forward-looking statements.  Forward-looking statements include statements containing words such as “anticipate,” “assume,” “believe,” “can,” “have,” “contemplate,” “continue,” “could,” “design,” “due,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “likely,” “may,” “might,” “objective,” “plan,” “predict,” “project,” “potential,” “seek,” “should,” “target,” “will,” “would,” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operational performance or other events. For example, all statements made relating to growth strategies, the estimated and projected costs, expenditures, and growth rates, plans and objectives for future operations, growth, or initiatives, or strategies are forward-looking statements. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that are expected and, therefore, you should not unduly rely on such statements. The risks and uncertainties that could cause actual results to differ materially from those expressed or implied by these forward-looking statements include but are not limited to the risks and uncertainties listed under the heading “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q, as such risk factors may be amended, supplemented or superseded from time to time by other reports we file with the United States Securities and Exchange Commission.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
YETI HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except per share data)

	March 28, 2020	December 28, 2019
ASSETS
Current assets
Cash	$118,219	$72,515
Accounts receivable, net	60,218	82,688
Inventory	202,353	185,700
Prepaid expenses and other current assets	19,855	19,644
Total current assets	400,645	360,547
Property and equipment, net	80,037	82,610
Operating lease right-of-use assets	36,272	37,768
Goodwill	54,293	54,293
Intangible assets, net	91,382	90,850
Deferred income taxes	1,070	1,082
Deferred charges and other assets	3,070	2,389
Total assets	$666,769	$629,539

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$74,369	$83,823
Accrued expenses and other current liabilities	45,775	42,088
Taxes payable	1,312	3,329
Accrued payroll and related costs	4,191	18,119
Current operating lease liabilities	7,867	7,768
Current maturities of long-term debt	17,063	15,185
Total current liabilities	150,577	170,312
Long-term debt, net of current portion	326,282	281,715
Operating lease liabilities, non-current	40,372	42,200
Other liabilities	17,891	13,307
Total liabilities	535,122	507,534

Commitments and contingencies (Note 9)

Stockholders’ Equity
Common stock, par value $0.01; 600,000 shares authorized; 86,895 and 86,774 shares outstanding at March 28, 2020 and December 28, 2019, respectively	869	868
Preferred stock, par value $0.01; 30,000 shares authorized; no shares issued or outstanding	—	—
Additional paid-in capital	311,993	310,678
Accumulated deficit	(181,065)	(189,545)
Accumulated other comprehensive (loss) income	(150)	4
Total stockholders’ equity	131,647	122,005
Total liabilities and stockholders’ equity	$666,769	$629,539
See Notes to Unaudited Condensed Consolidated Financial Statements

YETI HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended
	March 28, 2020	March 30, 2019
Net sales	$174,412	$155,353
Cost of goods sold	81,954	78,726
Gross profit	92,458	76,627
Selling, general, and administrative expenses	76,296	67,843
Operating income	16,162	8,784
Interest expense	(3,110)	(6,067)
Other (expense) income	(1,838)	63
Income before income taxes	11,214	2,780
Income tax expense	(2,734)	(613)
Net income	$8,480	$2,167

Net income per share
Basic	$0.10	$0.03
Diluted	$0.10	$0.03

Weighted-average common shares outstanding
Basic	86,830	84,196
Diluted	87,461	85,857
See Notes to Unaudited Condensed Consolidated Financial Statements

YETI HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(in thousands)

	Three Months Ended
	March 28, 2020	March 30, 2019
Net income	$8,480	$2,167
Other comprehensive loss
Foreign currency translation adjustments	(154)	(13)
Total comprehensive income	$8,326	$2,154
See Notes to Unaudited Condensed Consolidated Financial Statements

YETI HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(In thousands)

	Three Months Ended March 28, 2020
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance, December 28, 2019	86,774	$868	$310,678	$(189,545)	$4	$122,005
Stock-based compensation	—	—	1,855	—	—	1,855
Exercise of stock options	143	1	164	—	—	165
Shares withheld related to net share settlement of stock-based compensation	(22)	—	(704)	—	—	(704)
Other comprehensive loss	—	—	—	—	(154)	(154)
Net income	—	—	—	8,480	—	8,480
Balance, March 28, 2020	86,895	$869	$311,993	$(181,065)	$(150)	$131,647

	Three Months Ended March 30, 2019
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance, December 29, 2018	84,196	$842	$268,327	$(240,104)	$(94)	$28,971
Stock-based compensation	—	—	4,005	—	—	4,005
Adoption of new accounting standard	—	—	—	500	—	500
Dividends	—	—	—	(159)	—	(159)
Other comprehensive loss	—	—	—	—	(13)	(13)
Net income	—	—	—	2,167	—	2,167
Balance, March 30, 2019	84,196	$842	$272,332	$(237,596)	$(107)	$35,471
See Notes to Unaudited Condensed Consolidated Financial Statements

YETI HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended
	March 28, 2020	March 30, 2019
Cash Flows from Operating Activities:
Net income	$8,480	$2,167
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	7,662	6,539
Amortization of deferred financing fees	240	574
Stock-based compensation	1,855	4,005
Deferred income taxes	4,541	1,875
Other	1,794	—
Impairment of long-lived assets	—	94
Changes in operating assets and liabilities:
Accounts receivable, net	21,525	(3,178)
Inventory	(17,875)	(19,211)
Other current assets	(242)	(7,812)
Accounts payable and accrued expenses	(21,285)	1,696
Taxes payable	(1,977)	(6,132)
Other	(912)	(10,659)
Net cash provided by (used in) operating activities	3,806	(30,042)
Cash Flows from Investing Activities:
Purchases of property and equipment	(1,785)	(8,380)
Additions of intangibles, net	(2,006)	(11,436)
Net cash used in investing activities	(3,791)	(19,816)
Cash Flows from Financing Activities:
Changes in revolving line of credit	50,000	—
Repayments of long-term debt	(3,750)	(11,125)
Proceeds from employee stock transactions	165	—
Taxes paid in connection with employee stock transactions	(704)	—
Finance lease principal payment	(45)	—
Net cash provided by (used in) financing activities	45,666	(11,125)
Effect of exchange rate changes on cash	23	(60)
Net increase (decrease) in cash	45,704	(61,043)
Cash, beginning of period	72,515	80,051
Cash, end of period	$118,219	$19,008

Supplemental disclosure of cash flow information
Change in accrual for property and equipment	$1,816	$966
Accrued options dividends	—	159
See Notes to Unaudited Condensed Consolidated Financial Statements

YETI HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization and Business

Headquartered in Austin, Texas, YETI is a global designer, retailer, and distributor of innovative outdoor products. From coolers and drinkware to backpacks and bags, YETI products are built to meet the unique and varying needs of diverse outdoor pursuits, whether in the remote wilderness, at the beach, or anywhere life takes our customers. We sell our products through our wholesale channel, including independent retailers, national, and regional accounts across a wide variety of end user markets, as well as through our direct-to-consumer (“DTC”) channel, primarily on YETI.com, country and region-specific YETI websites, YETI Authorized on the Amazon Marketplace, our corporate sales program, and our retail stores. We operate in the U.S., Canada, Australia, New Zealand, Europe, Hong Kong, China, Singapore, and Japan.

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

Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to applicable rules and regulations of the SEC. These interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 28, 2019.

We have recast previously reported interim financial statements to conform with the adoption of the lease standard, as discussed further below.

We operate on a 52-to 53-week fiscal year ending on the Saturday closest in proximity to December 31, such that each quarterly period will be 13 weeks in length, except during a 53-week year when the fourth quarter will be 14 weeks. Fiscal year 2020 will be a 53-week period. Unless otherwise stated, references to particular years, quarters, months and periods refer to our fiscal years ended in December and the associated quarters, months, and periods of those fiscal years. The unaudited consolidated financial results represent the three months ended March 28, 2020 and March 30, 2019.

Accounts Receivable

Accounts receivable are carried at original invoice amount less estimated credit losses. Upon initial recognition of a receivable, we estimate credit losses over the contractual term of the receivable and establish an allowance for credit losses based on historical experience, current available information, and expectations of future economic conditions. We mitigate credit loss risk from accounts receivable by assessing customers for credit worthiness, including ongoing credit evaluations and their payment trends. Credit risk is limited due to ongoing monitoring, high geographic customer distribution and low concentration of risk. As the risk of loss is determined to be similar based on the credit risk factors, we aggregate receivables on a collective basis when assessing credit losses. Accounts receivable are uncollateralized customer obligations due under normal trade terms typically requiring payment within 30 to 90 days of sale. Receivables are written off when deemed uncollectible. Recoveries of trade receivables previously written off are recorded to income when received. For the three months ended March 28, 2020, our assessment also considered the current and potential future impacts caused by the COVID-19 pandemic. Our allowance for credit losses was $0.6 million as of March 28, 2020 and nominal as of December 28, 2019, respectively.

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

Our financial instruments consist principally of cash, accounts receivable, accounts payable, and bank indebtedness. The carrying amount of cash, accounts receivable, and accounts payable, approximates fair value due to the short-term maturity of these instruments. The carrying amount of our long-term bank indebtedness approximates fair value based on Level 2 inputs since the senior secured credit facility (“Credit Facility”) carries a variable interest rate that is based on London Interbank Offered Rate (“LIBOR”).

Recently Adopted Accounting Guidance

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Measurement of Credit Losses on Financial Instruments, and also subsequently issued amendments to the initial guidance, in ASU 2018-19, ASU 2019-04, ASU 2019-05, ASU 2020-02. ASU 2016-13 replaces the current incurred loss impairment method with a method that reflects expected credit losses on financial instruments. In November 2018, the FASB issued update ASU 2018-19, clarifying the scope of ASU 2016-13. In April 2019, the FASB issued updated ASU 2019-04, clarifying that equity instruments without readily determinable fair values for which an entity has elected the measurement alternative should be remeasured to fair value as of the date that an observable transaction occurred. In May 2019, the FASB issued ASU 2019-05, which provides an option to irrevocably elect to measure certain individual financial assets at fair value instead of amortized cost. ASU 2020-02 provides updated guidance on how an entity should measure credit losses on financial instruments. We adopted this standard in the first quarter of fiscal year 2020. The adoption of this standard did not have a material impact on our consolidated financial statements and related disclosures.

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This ASU removes Step 2 from the goodwill impairment test. We adopted this standard in the first quarter of fiscal year 2020. The adoption of this standard did not have a material impact on our consolidated financial statements and related disclosures.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820). This ASU eliminates, adds and modifies certain disclosure requirements for fair value measurements. Among the changes, entities will no longer be required to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy but will be required to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. We adopted this standard in the first quarter of fiscal year 2020. The adoption of this standard did not have a material impact on our consolidated financial statements and related disclosures.

In February 2016, the FASB issued Accounting Standards Codification (“ASC”) 842, Leases (“ASC 842”), to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. As previously disclosed in our Annual Report on Form 10-K for the year ended December 28, 2019, we ceased to qualify as an emerging growth company and became a large accelerated filer at the end of the fiscal year 2019, and as such, ASC 842 became effective for us on December 30, 2018, the first day of fiscal year 2019. We adopted the standard using the modified retrospective transition method at our adoption date instead of at the earliest comparative period presented in our financial statements and, therefore, we recognized and measured leases existing at December 30, 2018, but without retrospective application.

The impact of the adoption of ASC 842 on previously reported interim financial statements included the recognition of right-of-use (“ROU asset”) assets and lease liabilities for operating leases. The adoption of ASC 842 had no impact to previously reported results of operations for any interim period.

The following table presents a recast of selected unaudited balance sheet line items after giving effect to the adoption of ASC 842:

	March 30, 2019
	As Previously Reported	Impact of Adoption	As Adjusted
ASSETS
Prepaid expenses and other current assets	$20,069	$745	$20,814
Operating lease right-of-use assets	—	33,668	33,668

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accrued expenses and other current liabilities	44,583	(834)	43,749
Current operating lease liabilities	—	5,350	5,350
Noncurrent operating lease liabilities	—	40,638	40,638
Other liabilities	13,988	(10,741)	3,247

The adjustments above do not have an impact on net cash used in operating activities; however, they do impact the changes in operating assets and liabilities for the related accounts within the disclosure of operating activities on our unaudited condensed consolidated statement of cash flows.

Recent Accounting Guidance Not Yet Adopted

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This ASU provides optional expedient and exceptions for applying generally accepted accounting principles to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. In response to the concerns about structural risks of interbank offered rates (“IBORs”) and, particularly, the risk of cessation of the LIBOR, regulators in several jurisdictions around the world have undertaken reference rate reform initiatives to identify alternative reference rates that are more observable or transaction based and less susceptible to manipulation. The ASU provides companies with optional guidance to ease the potential accounting burden associated with transitioning away from reference rates that are expected to be discontinued. The ASU can be adopted no later than December 1, 2022 (fiscal year 2023) with early adoption permitted. We are evaluating the effect of adopting this new accounting guidance.

2. IMPACT OF THE COVID-19 PANDEMIC

In March 2020, the World Health Organization declared the novel strain of coronavirus (COVID-19) a global pandemic and recommended containment and mitigation measures. Since then, extraordinary actions have been taken by international, federal, state, and local public health and governmental authorities to contain and combat the outbreak and spread of COVID-19 in regions throughout the world. The pandemic has significantly impacted global economies, resulting in workforce and travel restrictions, supply chain and production disruptions and reduced demand and spending across many industries.

During March and April 2020, in response to the COVID-19 outbreak and business disruption resulting from quarantines, “stay-at-home” orders, and similar mandates, we prioritized the health and safety of our employees and closed our retail stores, innovation center, our domestic customization operations, and offices, and implemented a remote work policy for all of our non-production employees. To date, we have experienced minimal supply-chain disruptions related to the pandemic and have been able to meet our customers’ needs. Our supply chain and logistics operations are functioning, and a significant portion of our customization capacity continues to operate with the remaining local capacity expected to re-open later this month. Our remote work arrangements remain in place and have been designed to allow for continued operation of our business, including financial reporting systems and internal controls. As of May 7, 2020, all of YETI’s retail stores remain closed, and we will continue to monitor each individual location in conjunction with local opening mandates.

Our digital commerce remains open via YETI.com, country and region-specific YETI websites, and YETI Authorized on the Amazon Marketplace, supported by third-party logistics providers and our employees working remotely.

On March 24, 2020, as a precautionary measure to enhance our liquidity position and to increase available cash on hand, we drew down $50.0 million on our $150.0 million revolving credit facility maturing on December 17, 2024 (the “Revolving Credit Facility”), leaving our availability under the Revolving Credit Facility at $100.0 million. The proceeds will be available to be used for working capital, general corporate or other purposes.

In an effort to further enhance our liquidity position and provide additional financial flexibility in response to the impact of COVID-19, we began taking, and plan to continue to take, steps to preserve cash, including reductions in discretionary spending, lowering capital expenditures and investments, including ongoing reductions in forward inventory receipts, and reducing payroll costs.

On May 7, 2020, we announced the withdrawal of our full year 2020 outlook. We also announced the suspension of new hires, employee furloughs, workforce reductions, temporary reductions of our senior leadership team’s base salaries and our Board of Directors’ waiver of annual cash compensation.

Given the novel and dynamic nature of this situation, we cannot reasonably estimate the full impact of the COVID-19 pandemic on YETI, its impact on our customers, retail partners, and suppliers, how quickly normal economic conditions, operations, and demand for our products resume. Despite the uncertainty of the situation, we believe that the pandemic will have a material adverse impact on future revenue growth as well as overall profitability and may result in, but not be limited to, higher than normal inventory levels, revised payment terms with certain wholesale customers, increased risk in collectability of accounts receivable, and increased risk of product returns.

Although the potential magnitude and duration of the business and economic impacts of COVID-19 are uncertain, we believe that the actions taken to date, together with our current operating plan, our strong cash position, inventory on hand and availability under our Revolving Credit Facility, will provide sufficient liquidity to fund our operations for at least the next twelve months.

3. REVENUE

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

Contract Balances

Accounts receivable represent an unconditional right to receive consideration from a customer and are recorded at net invoiced amounts, less an estimated allowance for credit losses.

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

The following table provides information about accounts receivable and contract liabilities at the periods indicated (in thousands):

	March 28, 2020	December 28, 2019
Accounts receivable, net	$60,217	$82,688
Contract liabilities	(2,678)	(4,499)

For the three months ended March 28, 2020, we recognized $3.9 million of revenue that was previously included in the contract liability balance at the beginning of the period. The change in the contract liability balance primarily results from timing differences between the customer’s payment and our satisfaction of performance obligations.

Disaggregation of Revenue

The following table disaggregates our net sales by channel, product category, and geography for the periods indicated (in thousands):

	Three Months Ended
	March 28, 2020	March 30, 2019
Net Sales by Channel
Wholesale	$94,816	$93,608
Direct-to-consumer	79,596	61,745
Total net sales	$174,412	$155,353

Net Sales by Category
Coolers & Equipment	$59,494	$59,652
Drinkware	112,617	90,955
Other	2,301	4,746
Total net sales	$174,412	$155,353

Net Sales by Geographic Region
United States	$164,998	$148,668
International	9,414	6,685
Total net sales	$174,412	$155,353

For the three months ended March 28, 2020, no single customer represented over 10% of gross sales. For the three months ended March 30, 2019, our largest single customer represented approximately 15% of gross sales.

4. LEASES
We determine if an arrangement is or contains a lease at contract inception and determines its classification as an operating or finance lease at lease commencement. We lease certain retail locations, office space, distribution facilities, manufacturing space, and machinery and equipment. While the substantial majority of these leases are operating leases, certain machinery and equipment agreements are finance leases. As of March 28, 2020, the initial lease terms of the various leases range from one to 20 years. ROU lease assets and liabilities associated with leases with an initial term of twelve months or less are not recorded on the balance sheet.
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
The following table presents the assets and liabilities related to operating and finance leases (in thousands):

	Balance Sheet Location	March 28, 2020
Assets:
Operating lease assets	Operating lease right-of-use assets	$36,272
Finance lease assets	Property, plant and equipment	1,068
Total lease assets		$37,340

Liabilities:
Current
Operating lease liabilities	Operating lease liabilities	$7,867
Finance lease liabilities	Current maturities of long-term debt	188
Non-current
Operating lease liabilities	Operating lease liabilities, non-current	40,372
Finance lease liabilities	Long-term debt, net of current portion	902
Total lease liabilities		$49,329

The following table presents the components of lease costs (in thousands):

Three Months Ended
March 28, 2020
Operating lease costs	$2,297
Finance lease cost - amortization of right-of-use assets	53
Finance lease cost - interest on lease liabilities	17
Short-term lease cost	55
Variable lease cost	838
Sublease income	(186)
Total lease cost	$3,074

The following table presents lease terms and discount rates:

March 28, 2020
Weighted average remaining lease term:
Operating leases	6.83 years
Finance leases	4.43 years

Weighted average discount rate:
Operating leases	6.62%
Finance leases	6.24%

Minimum lease payments have not been reduced by minimum sublease rentals of $3.9 million due in the future under non-cancelable subleases. We received $0.2 million in sublease income for both the three months ended March 28, 2020 and March 30, 2019, respectively. The following table presents the minimum lease payment obligations of operating and finance lease liabilities (leases with terms in excess of one year) for the next five years and thereafter as of March 28, 2020 (in thousands):

	Operating Leases	Finance Leases	Total
2020	$7,730	$187	$7,917
2021	9,843	249	10,092
2022	7,505	249	7,754
2023	7,716	249	7,965
2024	7,474	330	7,804
Thereafter	20,048	—	20,048
Total lease payments	60,316	1,264	61,580
Less: Effect of discounting to net present value	12,077	174	12,251
Present value of lease liabilities	$48,239	$1,090	$49,329

The following table presents supplemental cash flow information related to our leases (in thousands):

March 28, 2020
Cash paid for amounts included in measurement of liabilities:
Operating cash flows used in operating leases	2,531
Operating cash flows used in finance leases	17
Financing cash flows used in finance leases	45

5. GOODWILL AND INTANGIBLE ASSETS

Intangible assets consisted of the following at the dates indicated below (in thousands):

	March 28, 2020
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Tradename	Indefinite	$31,363	$—	$31,363
Trade dress	Indefinite	13,907	—	13,907
Trademarks	Indefinite	11,832	—	11,832
Customer relationships	11 years	42,205	(29,906)	12,299
Trademarks	6 - 30 years	18,420	(4,729)	13,691
Patents	4 - 25 years	8,288	(796)	7,492
Non-compete agreements	5 years	2,815	(2,815)	—
Other intangibles	15 years	1,041	(243)	798
Total intangible assets		$129,871	$(38,489)	$91,382

	December 28, 2019
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Tradename	Indefinite	$31,363	$—	$31,363
Trade dress	Indefinite	13,917	—	13,917
Trademarks	Indefinite	9,245	—	9,245
Customer relationships	11 years	42,205	(28,947)	13,258
Trademarks	6 - 30 years	19,872	(4,307)	15,565
Patents	4 - 25 years	7,407	(719)	6,688
Non-compete agreements	5 years	2,815	(2,815)	—
Other intangibles	15 years	1,041	(227)	814
Total intangible assets		$127,865	$(37,015)	$90,850

Goodwill and indefinite-lived intangible are recorded at cost, or at their estimated fair values at the date of acquisition. We review goodwill and indefinite-lived intangible assets for impairment annually during the fourth quarter of the fiscal year or an interim basis if circumstances indicate it is more likely than not that the fair value of our reporting unit is less than its carrying value.

As a result of the events and impacts surrounding the COVID-19 pandemic, including the sharp decline in sales beginning in mid-March 2020 and reduced cash flow forecasts, we considered whether these conditions indicated that it was more likely than not that our goodwill of $54.3 million and indefinite-lived intangible assets were impaired as of March 28, 2020. Based on the qualitative assessment of the facts and circumstances in existence as of March 28, 2020 and the results of our annual impairment test performed during the fourth quarter of 2019, we determined that the fair values more than likely than not to significantly exceed the carrying values of both our reporting unit and indefinite-lived intangible assets and therefore, an interim quantitative impairment test was not performed.

Although we believe our assumptions and estimates of fair value related to both our reporting unit and indefinite-lived intangible assets are reasonable, actual financial results could differ from those estimates due to the inherent uncertainty involved in making such estimates. Changes in assumptions concerning future financial or other underlying assumptions could have a significant impact and future impairment charges could be required.

6. LONG-TERM DEBT

We have a $450.0 million senior secured credit facility (the “Credit Facility”). The Credit Facility provides for: (a) a $150.0 million Revolving Credit Facility maturing on December 17, 2024; and (b) a $300.0 million Term Loan A maturing on December 17, 2024 (the “Term Loan A”). At March 28, 2020, we had a $296.3 million and a $50.0 million outstanding balance under our Term Loan A and our Revolving Credit Facility, respectively. The weighted average interest rates for borrowings under Term Loan A and the Revolving Credit Facility were 3.79% and 3.35%, respectively, during the three months ended March 28, 2020.

On March 24, 2020, we drew down $50.0 million from our $150.0 million Revolving Credit Facility, leaving our availability under our Revolving Credit Facility at $100.0 million. For further information, refer to Note 2 - Impact of the COVID-19 Pandemic.

Borrowings made under the Credit Facility bear interest at a variable rate based on the London Interbank Offered Rate (“LIBOR”) plus an applicable margin. The applicable margin for LIBOR rate borrowings is determined by reference to a pricing grid, based on the ratio of our net leverage ratio, and ranges from 1.75% to 2.75%. Additionally, a commitment fee of between 0.175% and 0.375% also determined by reference to the pricing grid, is payable on the average daily unused amounts under the Revolving Credit Facility.
7. INCOME TAXES

Income tax expense was $2.7 million and $0.6 million for the three months ended March 28, 2020 and March 30, 2019, respectively. The increase in income tax expense is due to higher income before income taxes. The effective tax rate for the three months ended March 28, 2020 was 24%, compared to 22% for the three months ended March 30, 2019. The impact of a discrete income tax benefit on lower income before income taxes resulted in a lower effective tax rate for the three months ended March 30, 2019.

For interim periods, our income tax expense and resulting effective tax rate are based upon an estimated annual effective tax rate adjusted for the effects of items required to be treated as discrete to the period, including changes in tax laws, changes in estimated exposures for uncertain tax positions, and other items.

On March 27, 2020, President Trump signed into law the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. We continue to examine the impacts the CARES Act may have on our business, but we currently do not expect the impact to be material.
8. STOCK-BASED COMPENSATION

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

During the three months ended March 28, 2020, we granted 500,234 RSUs to various employees. The RSUs have a ten year term and vest in accordance with the following schedule: (a) one-third will vest on the first anniversary of the grant date, and (b) an additional one-sixth will vest on the first four six-month anniversaries of the initial vesting date.

During the three months ended March 28, 2020, we granted 971 RSUs and 699 deferred stock units (“DSUs”) to our non-employee members of the Board of Directors. The RSUs and DSUs vest immediately prior to our next annual meeting of our stockholders, subject to the non-employee director’s continued service through the applicable vesting date. However, both awards of RSUs and DSUs are subject to accelerated vesting in the event the non-employee director dies or becomes disabled or in the event of a change in control.

We recognized non-cash stock-based compensation expense of $1.9 million and $4.0 million for the three months ended March 28, 2020 and March 30, 2019, respectively.

As of March 28, 2020, total unrecognized non-cash stock-based compensation expense for unvested options was $5.3 million, which will be recognized over the next three years. As of March 28, 2020, total unrecognized non-cash stock-based compensation expense for unvested RSUs and DSUs was $19.2 million and $46.4 thousand respectively, which will be recognized over the next three years.

A summary of the balances of our stock-based compensation plans as of March 28, 2020, and changes during the three months ended March 28, 2020, is presented below (in thousands, except per share data):

	Stock Options		Restricted Stock Units		Deferred Stock Units
	Number ofOptions	Weighted Average Exercise Price	Number ofRSUs	Weighted Average Grant Date Fair Value	Number ofDSUs	Weighted Average Grant Date Fair Value
Balance, December 28, 2019	1,618	$16.44	296	$23.85	23	$20.39
Granted	—	—	501	32.70	1	37.39
Exercised/released	(62)	2.64	(81)	22.87	—	—
Forfeited/expired	(81)	22.06	(37)	30.16	—	—
Balance, March 28, 2020	1,475	$16.71	679	$30.15	24	$21.10

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

9. EARNINGS PER SHARE
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
The following table sets forth the calculation of earnings per share and weighted-average common shares outstanding at the dates indicated (in thousands, except per share data):

	Three Months Ended
	March 28, 2020	March 30, 2019
Net income	$8,480	$2,167

Weighted-average common shares outstanding—basic	86,830	84,196
Effect of dilutive securities	631	1,661
Weighted-average common shares outstanding—diluted	87,461	85,857

Earnings per share
Basic	$0.10	$0.03
Diluted	$0.10	$0.03
Effects of potentially dilutive securities are presented only in periods in which they are dilutive. Outstanding stock options representing 0.5 million and 1.6 million shares of common stock were excluded from the calculation of diluted earnings per share for the three months ended March 28, 2020 and March 30, 2019, respectively, because their effect would be anti-dilutive. In addition, 1.3 million shares of performance-based RSUs were excluded from the calculations of diluted earnings per share for the three months ended March 30, 2019, because these units were not considered to be contingent outstanding shares.
10. COMMITMENTS AND CONTINGENCIES

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
Overview of Business

Headquartered in Austin, Texas, YETI is a global designer, retailer, and distributor of a variety innovative outdoor products. From coolers and drinkware to backpacks and bags, YETI products are built to meet the unique and varying needs of diverse outdoor pursuits, whether in the remote wilderness, at the beach, or anywhere life takes our customers. By consistently delivering high-performing, exceptional products, we have built a strong following of brand loyalists throughout the world, ranging from serious outdoor enthusiasts to individuals who simply value products of uncompromising quality and design. We have an unwavering commitment to outdoor and recreation communities, and we are relentless in our pursuit of building superior products for people to confidently enjoy life outdoors and beyond.

We distribute our products through a balanced omni-channel platform, consisting of our wholesale and direct-to-consumer (“DTC”) channels. In our wholesale channel, we sell our products through select national and regional accounts and an assemblage of independent retail partners throughout the United States and, more recently, Australia, Canada, Japan, and Europe. We carefully evaluate and select retail partners that have an image and approach that are consistent with our premium brand and pricing. Our domestic national and regional specialty retailers include Dick’s Sporting Goods, REI, Academy Sports + Outdoors, Bass Pro Shops / Cabela’s, Ace Hardware, Williams Sonoma and Lowe’s. We sell our products in our DTC channel to customers on YETI.com, country and region specific YETI websites, and YETI Authorized on the Amazon Marketplace, as well as customized products with licensed marks and original artwork through our website and corporate sales program. Additionally, we sell our full line of products in our retail stores in Austin and Dallas, Texas, Charleston, South Carolina and Chicago, Illinois. We may also open pop-up stores with initial lease terms of 24 months or less.

The terms “we,” “us,” “our,” and “the Company” as used herein and unless otherwise stated or indicated by context, refer to YETI Holdings, Inc. and its subsidiaries.
Recent Developments

Impacts of the COVID-19 Pandemic

In March 2020, the World Health Organization declared the novel strain of coronavirus (COVID-19) a global pandemic and recommended containment and mitigation measures. Since then, extraordinary actions have been taken by international, federal, state, and local public health and governmental authorities to contain and combat the outbreak and spread of COVID-19 in regions throughout the world. The pandemic has significantly impacted global economies, resulting in workforce and travel restrictions, supply chain and production disruptions and reduced demand and spending across many industries.

While not providing an outlook, YETI believes it is important to provide visibility into topline sales during the first quarter and April 2020. Net sales in the first quarter through mid-March 2020 increased 21%, while sales for the remainder of the quarter through March 28, 2020 decreased 25%. Wholesale channel net sales increased 13% through mid-March 2020, while wholesale channel net sales decreased 43% during the last two weeks of the quarter as our wholesale partners closed retail locations and order flow was limited. DTC channel net sales increased 31% through mid-March 2020 and increased 15% during the last two weeks of the quarter. For the five-week period ending May 2, 2020, sales decreased further relative to the 25% decline experienced during the last two weeks of the quarter, driven by continued store closures and limited operations in the wholesale channel. While historically a relatively small part of the wholesale business, there was a sharp increase in our retail partners’ e-commerce sales in April 2020, which we believe is a validation of the demand for the brand. Within the DTC channel, YETI’s online businesses have contributed to strong positive growth due to product innovation and digital performance led by YETI.com and YETI Authorized on the Amazon Marketplace, though gains have been somewhat tempered by the year-over-year declines in our corporate sales.

We expect that our total net sales will continue to be adversely impacted during the remainder of the second quarter of 2020 and in future periods as we experience significantly lower overall demand for our products due to limitations on economic activity caused by government restrictions and as our customers face economic hardships. While we are unable to predict the duration or scope of the overall impact the COVID-19 pandemic will have on our business, results of operations, or liquidity, we believe it is important to discuss other impacts to date, our response to the pandemic, and how our results and financial condition may be impacted going forward.

Remote Work Arrangements and Suspension of Operations

During March and April 2020, in response to the COVID-19 outbreak and business disruption resulting from quarantines, “stay-at-home” orders, and similar mandates, we prioritized the health and safety of our employees and closed our retail stores, innovation center, domestic customization operations, and offices, and implemented a remote work policy for all of our non-production employees. To date, we have experienced minimal supply-chain disruptions related to the pandemic and have been able to meet our customers’ needs. Our supply chain and logistics operations are functioning, and a significant portion of our customization capacity continues to operate with the remaining local capacity expected to re-open later this month. Our remote work arrangements remain in place and have been designed to allow for continued operation of our business, including financial reporting systems and internal controls. As of May 7, 2020, all of YETI’s retail stores remain closed and we will continue to monitor each individual location in conjunction with local opening mandates.

Our digital commerce remains open via YETI.com, country and region-specific YETI websites, and YETI Authorized on the Amazon Marketplace, supported by third-party logistics providers and our employees working remotely.

Liquidity and Outlook Actions

On March 24, 2020, as a precautionary measure to enhance our liquidity position and to increase available cash on hand, we drew down $50.0 million on our $150.0 million revolving credit facility maturing on December 17, 2024 (the “Revolving Credit Facility”), leaving our availability under the Revolving Credit Facility at $100.0 million. The proceeds will be available to be used for working capital, general corporate or other purposes.

In an effort to further enhance our liquidity position and provide additional financial flexibility in response to the impact of COVID-19, we began taking, and plan to continue to take, steps to preserve cash, including reductions in discretionary spending, lowering capital expenditures and investments, including ongoing reductions in forward inventory receipts, and reducing payroll costs.

On May 7, 2020, we announced the withdrawal of our full year 2020 outlook. We also announced the suspension of new hires, employee furloughs, workforce reductions, temporary reductions of our senior leadership team’s base salaries and our Board of Directors’ waiver of annual cash compensation.

Forward Looking Information

Given the novel and dynamic nature of this situation, we cannot reasonably estimate the full impact of the COVID-19 pandemic on YETI, its impact on our customers, retail partners, and suppliers, how quickly normal economic conditions, operations, and demand for our products resume. Despite the uncertainty of the situation, we believe that the pandemic will have a material adverse impact on future revenue growth as well as overall profitability and may result in, but not be limited to, higher than normal inventory levels, revised payment terms with certain wholesale customers, increased risk in collectability of accounts receivable, and increased risk of product returns.

Although the potential magnitude and duration of the business and economic impacts of COVID-19 are uncertain, we believe that the actions taken to date, together with our current operating plan, our strong cash position, inventory on hand and availability under our Revolving Credit Facility, will provide sufficient liquidity to fund our operations for at least the next twelve months.

For additional information on the impact and potential impact of the COVID-19 pandemic on YETI, see Item 1A. Risk Factors on this Quarterly Report.

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

Fiscal Year and Reporting Calendar. We operate on a 52-to 53-week fiscal year ending on the Saturday closest in proximity to December 31, such that each quarterly period will be 13 weeks in length, except during a 53-week year when the fourth quarter will be 14 weeks. Fiscal year 2020 will be a 53-week period. Unless otherwise stated, references to particular years, quarters, months and periods refer to our fiscal years ended in December and the associated quarters, months, and periods of those fiscal years. The unaudited consolidated financial results represent three months ended March 28, 2020 and March 30, 2019.
Results of Operations

The discussion below should be read in conjunction with the following table and our unaudited financial statements, and related notes. The following table sets forth selected statement of operations data, and their corresponding percentage of net sales, for the periods indicated (dollars in thousands).

	Three Months Ended
	March 28, 2020		March 30, 2019
Statement of Operations
Net sales	$174,412	100%	$155,353	100%
Cost of goods sold	81,954	47%	78,726	51%
Gross profit	92,458	53%	76,627	49%
Selling, general, and administrative expenses	76,296	44%	67,843	44%
Operating income	16,162	9%	8,784	6%
Interest expense	(3,110)	2%	(6,067)	4%
Other (expense) income	(1,838)	1%	63	0%
Income before income taxes	11,214	6%	2,780	2%
Income tax expense	(2,734)	2%	(613)	0%
Net income	$8,480	5%	$2,167	1%

Three Months Ended March 28, 2020 Compared to March 30, 2019

	Three Months Ended
	March 28, 2020	March 30, 2019	Change
(dollars in thousands)			$	%
Net sales	$174,412	$155,353	$19,059	12%
Gross profit	$92,458	$76,627	$15,831	21%
Gross margin (Gross profit as a % of net sales)	53.0%	49.3%
Selling, general, and administrative expenses	$76,296	$67,843	$8,453	12%
SG&A as a % of net sales	43.7%	43.7%

Net Sales

Net sales increased $19.1 million, or 12%, to $174.4 million for the three months ended March 28, 2020, compared to $155.4 million for the three months ended March 30, 2019. This increase in net sales was primarily driven by growth in our DTC channel. DTC channel net sales increased $17.9 million, or 29%, to $79.6 million, compared to $61.7 million in the prior year quarter led by strong performance in our two primary product categories, particularly Drinkware. Net sales in our wholesale channel increased $1.2 million, or 1%, to $94.8 million, compared to $93.6 million in the same period last year, driven by strong performance in Drinkware. As discussed in the Recent Developments section above, the sales during the last two-weeks of the first quarter of 2020 were negatively impacted by the COVID-19 pandemic.

Net sales in our two primary product categories were as follows:

•Drinkware net sales increased by $21.7 million, or 24%, to $112.6 million, compared to $91.0 million in the prior year quarter, primarily driven by the continued expansion of our product offerings, including the introduction of new colorways and sizes, and strong demand for customization.
•Coolers & Equipment net sales were relatively flat at $59.5 million, compared to $59.7 million in the same period last year. The strong performance of soft cooler and outdoor living products was more than offset by a decline in hard coolers and bags.

Gross Profit

Gross profit increased $15.8 million, or 21%, to $92.5 million, compared to $76.6 million in the prior year quarter. Gross margin increased 370 basis points to 53.0% from 49.3% in the prior year quarter. The increase in gross margin was primarily driven by:

•cost improvements across our product portfolio, particularly in our Drinkware category, which favorably impacted gross margin by approximately 170 basis points;
•an increase in the mix of higher margin DTC channel net sales, which favorably impacted gross margin by approximately 80 basis points;
•lower inventory reserves, which favorably impacted gross margin by 50 basis points; and
•lower inbound freight and other impacts, which favorably impacted gross margin by 70 basis points.

Selling, General, and Administrative Expenses

SG&A expenses increased by $8.5 million, or 12%, to $76.3 million for the three months ended March 28, 2020, compared to $67.8 million for the three months ended March 30, 2019. SG&A expenses as a percentage of net sales were essentially flat at 43.7% for both the three months ended March 28, 2020 and March 30, 2019. The increase in SG&A expenses was primarily driven by:

•an increase in variable expenses of $4.7 million, or a 180 basis point increase, driven by:
–our faster growing DTC channel net sales, which grew to 46% of net sales during the period, including online marketplace fees, outbound freight, credit card processing fees, and third-party logistics fees; and
•an increase in non-variable expenses of $3.8 million, or a 170 basis point decrease, comprised of:
–increased personnel to support long-term growth in our business;
–increased non-variable third-party logistics fees;
–increased depreciation and amortization expense;
–increased insurance expenses; and
–increased facilities costs and other operating expenses;
–partially offset by lower non-cash stock-based compensation expense and marketing expenses.

Non-Operating Expenses

Interest expense was $3.1 million for the three months ended March 28, 2020, compared to $6.1 million for the three months ended March 30, 2019. The decrease in interest expense was primarily due to lower interest rates and a lower average debt balance.

Income tax expense was $2.7 million for the three months ended March 28, 2020, compared to $0.6 million for the three months ended March 30, 2019. The increase in income tax expense is due to higher income before income taxes. The effective tax rate for the three months ended March 28, 2020 was 24%, compared to 22% for the three months ended March 30, 2019. The impact of a discrete income tax benefit on lower income before income taxes resulted in a lower effective tax rate for the three months ended March 30, 2019.
Liquidity and Capital Resources

General

Our cash requirements have principally been for working capital purposes, long-term debt repayments, and capital expenditures. We fund our working capital, primarily inventory, accounts receivable, and capital investments from cash flows from operating activities, cash on hand, and borrowings available under our Revolving Credit Facility. As discussed in the Recent Developments section above, although the potential magnitude and duration of the business and economic impacts of COVID-19 are uncertain, we believe that the actions taken to date, together with cash on hand, cash from operations, and borrowings available under our Revolving Credit Facility, will be sufficient to satisfy our liquidity needs and capital expenditure requirements for at least the next twelve months.

Current Liquidity

As of March 28, 2020, we had $131.8 million of working capital (excluding cash), a cash balance of $118.2 million, and $100.0 million available for borrowing under our Revolving Credit Facility.

Credit Facility

We have a $450.0 million senior secured credit facility (the “Credit Facility”). The Credit Facility provides for: (a) a $150.0 million Revolving Credit Facility maturing on December 17, 2024; and (b) a $300.0 million Term Loan A maturing on December 17, 2024 (the “Term Loan A”).

At March 28, 2020, we had a $50.0 million and a $296.3 million outstanding balance under our Revolving Credit Facility and Term Loan A, respectively. At March 30, 2019, we had a $320.3 million outstanding balance under our Term Loan A. The weighted average interest rates for borrowings under Term Loan A and the Revolving Credit Facility were 3.79% and 3.35%, respectively, during the three months ended March 28, 2020, and 6.50% for the Term Loan A during the three months ended March 30, 2019.

The Credit Facility requires us to comply with certain covenants, including financial covenants regarding our total net leverage ratio and interest coverage ratio. Fluctuations in these ratios may increase our interest expense. Failure to comply with these covenants and certain other provisions of the Credit Facility, or the occurrence of a change of control, could result in an event of default and an acceleration of our obligations under the Credit Facility or other indebtedness that we may incur in the future. At March 28, 2020, we were in compliance with all covenants under the Credit Facility.

Cash Flows from Operating, Investing, and Financing Activities

The following table summarizes our cash flows from operating, investing and financing activities for the periods indicated (in thousands):

	Three Months Ended
	March 28, 2020	March 30, 2019
Cash flows provided by (used in):
Operating activities	$3,806	$(30,042)
Investing activities	(3,791)	(19,816)
Financing activities	45,666	(11,125)
Operating Activities

Net cash provided by operating activities was $3.8 million in the three months ended March 28, 2020 and was primarily driven by net income of $8.5 million and total non-cash items of $16.1 million, partially offset by an increase in net working capital items of $20.8 million. Non-cash items primarily consisted of depreciation and amortization of $7.7 million, deferred income taxes of $4.5 million, non-cash stock-based compensation expense of $1.9 million, other items of $1.8 million, primarily consisting of unrealized foreign currency transaction losses, and amortization of deferred financing fees of $0.2 million. The change in net working capital items was primarily due to a $21.3 million decrease in accounts payable and accrued expenses related to trade payables and amounts owed to our third-party manufacturers, a $17.9 million increase in inventory, primarily reflecting a buildup of inventory to support sales demand and new product introductions and transitions, a $2.0 million decrease in taxes payable, and a $0.9 million increase in other assets, partially offset by a $21.5 million decrease in accounts receivable.
Net cash used in operating activities was $30.0 million in the three months ended March 30, 2019 and was driven by an increase in net working capital items of $45.3 million, partially offset by net income of $2.2 million and total non-cash items of $13.1 million. Non-cash items primarily consisted of depreciation and amortization of $6.5 million, non-cash stock-based compensation expense of $4.0 million, deferred income taxes of $1.9 million, the amortization of deferred financing fees of $0.6 million, and impairment of long-lived assets of $0.1 million. The change in net working capital items was primarily due to a $19.2 million increase in inventory, a $10.7 million decrease in other liabilities related to our adoption of the new lease standard, Accounting Standards Codification (“ASC”) 842 (see Note 1 of the Notes to the Unaudited Condensed Consolidated Financial Statements for further information on our adoption of ASC 842), a $7.8 million increase in other current assets driven by prepaid information technology and marketing expenses, and a $6.1 million decrease in taxes payable, and a $3.2 million increase in accounts receivable, partially offset by a $1.7 million increase in accounts payable and accrued expenses related to trade payables and amounts owed to our third-party manufacturers.
Investing Activities
Net cash used in investing activities of $3.8 million for the three months ended March 28, 2020 was primarily related to $2.0 million of purchases of intangibles such as trademark assets and patents, and $1.8 million of purchases of property and equipment for technology systems infrastructure, production molds, tooling and equipment.
Net cash used in investing activities of $19.8 million for the three months ended March 30, 2019 was primarily related to $11.4 million of purchases of intangibles such as trademark assets and patents, and $8.4 million of purchases of property and equipment for technology systems infrastructure, production molds, tooling, and equipment, and facilities.

Financing Activities

Net cash provided by financing activities was $45.7 million for the three months ended March 28, 2020 resulting from $50.0 million of borrowings under our Revolving Credit Facility and $0.2 million of proceeds from employee stock transactions, partially offset by $3.8 million of repayments of long-term debt, and $0.7 million of taxes paid related to the net share settlement of stock-based compensation.

Net cash used in financing activities was $11.1 million for the three months ended March 30, 2019 resulting from $11.1 million of repayments of long-term debt.

For 2020, we expect capital expenditures for property and equipment to be between $25 million and $30 million, primarily related to new product development, technology systems infrastructure, opening of new retail stores, investments in production molds and tooling and equipment.
Off-Balance Sheet Arrangements

At March 28, 2020 and December 28, 2019, we had no off-balance sheet debt or arrangements.
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
Critical Accounting Policies and Estimates
Our unaudited condensed consolidated financial statements are prepared in accordance with GAAP. The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ materially from those estimates.  A discussion of the accounting policies that management considers critical in that they involve significant management judgments and assumptions, require estimates about matters that are inherently uncertain and because they are important for understanding and evaluating our reported financial results is included in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 28, 2019 filed with the U.S. Securities and Exchange Commission (“SEC”). Other than the adoption of recent accounting standards as discussed in Note 1 of our Unaudited Condensed Consolidated Financial Statements, there were no significant changes to our critical accounting policies.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to our market risk exposures or management of market risk from those disclosed in Quantitative and Qualitative Disclosures About Market Risk included under Item 7A in our Annual Report on Form 10-K for the year ended December 28, 2019.
Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding disclosures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on the evaluation of our disclosure controls and procedures as of March 28, 2020, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of that date due to a material weakness in internal control over financial reporting related to ineffective information technology general controls (“ITGCs”) that was disclosed in our Annual Report on Form 10-K for the year ended December 28, 2019 that has not been fully remediated.

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

Remediation Efforts to Address Previously Reported Material Weakness

As previously described in Part II, Item 9A of our Annual Report on Form 10-K for the year ended December 28, 2019, during 2019, we implemented our previously disclosed plan to remediate the material weakness in internal control over financial reporting related to ITGCs. The material weakness will not be considered remediated, however, until the applicable remedial controls operate for a sufficient period of time, and we have concluded, through testing, that these controls are operating effectively.

Changes in Internal Control over Financial Reporting

During the quarter ended March 28, 2020, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings

We are involved in various claims and legal proceedings, some of which are covered by insurance. We believe that our existing claims and proceedings, and the probability of losses relating to such contingencies, will not have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

Item 1A. Risk Factors

The risks and uncertainties discussed below update and supersede the risks and uncertainties previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 28, 2019, which was filed with the SEC on February 18, 2020.

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

Risks Related to Our Business and Industry

The COVID-19 pandemic could continue to adversely affect our business, sales, financial condition, results of operations and cash flows, and our ability to access current or obtain new lending facilities.

Since being reported in December 2019, COVID-19 has spread globally, including to every state in the United States, and has been declared a pandemic by the World Health Organization. The COVID-19 pandemic and preventative measures taken to contain or mitigate such have caused, and are continuing to cause, business slowdown or shutdown in affected areas and significant disruption in the financial markets both globally and in the United States, which could lead to a decline in discretionary spending by consumers, and in turn impact, possibly materially, our business, sales, financial condition and results of operations. The impacts include, but are not limited to:

•retail store closures or reduced operating hours and/or decreased retail traffic;
•disruption to our distribution centers and our third-party manufacturing partners and other vendors, including the effects of facility closures, reductions in operating hours, labor shortages, and real time changes in operating procedures, including for additional cleaning and disinfection procedures; and
•significant disruption of global financial markets, which could have a negative impact on our ability to access capital in the future.

The further spread of COVID-19, and the requirements to take action to help limit the spread of the illness, will impact our ability to carry out our business as usual and may materially adversely impact global economic conditions, our business, results of operations, cash flows and financial condition. The extent of the impact of COVID-19 on our business and financial results will depend on future developments, including the duration and spread of the outbreak within the markets in which we operate, the related impact on consumer confidence and spending, and the effect of governmental regulations imposed in response to the pandemic, all of which are highly uncertain and ever-changing. The sweeping nature of the COVID-19 pandemic makes it extremely difficult to predict how our business and operations will be affected in the longer run. However, the likely overall economic impact of the pandemic is viewed as highly negative to the general economy. Any of the foregoing factors, or other cascading effects of the coronavirus pandemic, could materially increase our costs, negatively impact our sales and damage our results of operations and liquidity, possibly to a significant degree. The duration of any such impacts cannot be predicted.

Our business depends on maintaining and strengthening our brand to generate and maintain ongoing demand for our products, and a significant reduction in such demand could harm our results of operations.

The YETI name and premium brand image are integral to the growth of our business, as well as to the implementation of our strategies for expanding our business. Our success depends on the value and reputation of our brand, which, in turn, depends on factors such as the quality, design, performance, functionality, and durability of our products, the image of our e-commerce platform and retail partner floor spaces, our communication activities, including advertising, social media, and public relations, and our management of the customer experience, including direct interfaces through customer service. Maintaining, promoting, and positioning our brand are important to expanding our customer base, and will depend largely on the success of our marketing and merchandising efforts and our ability to provide consistent, high-quality customer experiences. We intend to continue making investments in these areas in order to maintain and enhance our brand, and such investments may not be successful. Ineffective marketing, negative publicity, product diversion to unauthorized distribution channels, product or manufacturing defects, counterfeit products, unfair labor practices, and failure to protect the intellectual property rights in our brand are some of the potential threats to the strength of our brand, and those and other factors could rapidly and severely diminish customer confidence in us. Furthermore, these factors could cause our customers to lose the personal connection they feel with the YETI brand. We believe that maintaining and enhancing our brand image in our current markets and in new markets where we have limited brand recognition is important to expanding our customer base. If we are unable to maintain or enhance our brand in current or new markets, our growth strategy and results of operations could be harmed.

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

Our business could be harmed if we continue to be unable to accurately forecast our results of operations and growth rate.

We are not currently able to accurately forecast our results of operations and growth rate. Forecasts are particularly challenging as we expand into new markets and geographies, develop and market new products, and face further uncertainty related to the duration and impact of the rapidly evolving COVID-19 pandemic. Our historical sales, expense levels, and profitability may not be an appropriate basis for forecasting future results.

Failure to accurately forecast our results of operations and growth rate could cause us to make poor operating decisions and we may not be able to adjust in a timely manner. Consequently, actual results could be materially lower than anticipated. Even if the markets in which we compete expand, we cannot assure you that our business will grow at similar rates, if at all. Furthermore, if we fail to accurately forecast our results of operations and growth rate, we may experience excess inventory levels or a shortage of product to deliver to our customers. Inventory levels in excess of customer demand may result in inventory write-downs or write-offs and the sale of excess inventory at discounted prices or in less preferred distribution channels, which could impair our brand image and harm our gross margin. In addition, if we underestimate our growth rate and the demand for our products, our manufacturers may not be able to produce products to meet our customer requirements, and this could result in delays in the shipment of our products and our ability to recognize revenue, lost sales, as well as damage to our reputation and retailer and distributor relationships. For more information regarding the inventory risk related to our inability to accurately forecast our results of operations, please see “Item 1A. Risk Factors — Risks Related to Our Business and Industry — Our results of operations could be materially harmed if we are unable to accurately forecast demand for our products.”

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

We have expanded our operations rapidly since our inception. Our employee headcount and the scope and complexity of our business have increased substantially over the past several years. We have only a limited history operating our business at its current scale. Our management team does not have substantial tenure working together. Consequently, if our operations grow at a rapid pace in the future, we may experience difficulties in managing this growth and building the appropriate processes and controls. Future rapid growth may increase the strain on our resources, and we could experience operating difficulties, including difficulties in sourcing, logistics, recruiting, maintaining internal controls, marketing, designing innovative products, and meeting consumer needs. If we do not adapt to meet these evolving challenges, the strength of our brand may erode, the quality of our products may suffer, we may not be able to deliver products on a timely basis to our customers, and our corporate culture may be harmed.

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

We believe that our future growth depends not only on continuing to reach our current core demographic, but also continuing to broaden our retail partner and customer bases. The growth of our business will depend, in part, on our ability to continue to expand our retail partner and customer bases in the United States, as well as in international markets, including Canada, Australia, Europe, and Japan. In these markets, we may face challenges that are different from those we currently encounter, including competitive, merchandising, distribution, hiring, and other difficulties. We may also encounter difficulties in attracting customers due to a lack of consumer familiarity with or acceptance of our brand, or a resistance to paying for premium products, particularly in international markets. We continue to evaluate marketing efforts and other strategies to expand the customer base for our products. In addition, although we are investing in sales and marketing activities to further penetrate newer regions, including expansion of our dedicated sales force, we cannot assure you that we will be successful. If we are not successful, our business and results of operations may be harmed.

Our net sales and profits depend on the level of customer spending for our products, which is sensitive to general economic conditions and other factors; during a downturn in the economy, consumer purchases of discretionary items are affected, which could materially harm our sales, profitability, and financial condition.

Our products are discretionary items for customers. Therefore, the success of our business depends significantly on economic factors and trends in consumer spending. There are a number of factors that influence consumer spending, including actual and perceived economic conditions, consumer confidence, disposable consumer income, consumer credit availability, unemployment, and tax rates in the markets where we sell our products. Consumers also have discretion as to where to spend their disposable income and may choose to purchase other items or services if we do not continue to provide authentic, compelling, and high-quality products at appropriate price points. As global economic conditions continue to be volatile and economic uncertainty remains, trends in consumer discretionary spending also remain unpredictable and subject to declines. Any of these factors could harm discretionary consumer spending, resulting in a reduction in demand for our premium products, decreased prices, and harm to our business and results of operations. Moreover, consumer purchases of discretionary items, such as our products, tend to decline during recessionary periods when disposable income is lower or during other periods of economic instability or uncertainty, which may slow our growth more than we anticipate. A downturn in the economies in markets in which we sell our products, particularly in the United States, may materially harm our sales, profitability, and financial condition. For example, the potential adverse effects of COVID-19 across geographies could lead to a decline in discretionary spending by consumers, resulting in a reduction in demand for our products, and in turn may materially impact our sales, profitability, and financial condition.

The markets in which we compete are highly competitive and include numerous other brands and retailers that offer a wide variety of products that compete with our products; if we fail to compete effectively, we could lose our market position.

The markets in which we compete are highly competitive, with low barriers to entry. Numerous other brands and retailers offer a wide variety of products that compete with our coolers, drinkware, and other products, including our bags, storage, and outdoor lifestyle products and accessories. Competition in these product markets is based on a number of factors including product quality, performance, durability, styling, brand image and recognition, and price. We believe that we are one of the market leaders in both the U.S. premium cooler and U.S. premium stainless-steel drinkware markets. We believe that we have been able to compete successfully largely on the basis of our brand, superior design capabilities, and product development, as well as on the breadth of our independent retailers, national, and regional retail partners, and DTC channel. Our competitors may be able to develop and market higher quality products that compete with our products, sell their products for lower prices, adapt to changes in consumers’ needs and preferences more quickly, devote greater resources to the design, sourcing, distribution, marketing, and sale of their products, or generate greater brand recognition than us. In addition, as we expand into new product categories, we have faced, and will continue to face, different and, in some cases, more formidable competition. We believe many of our competitors and potential competitors have significant competitive advantages, including longer operating histories, ability to leverage their sales efforts and marketing expenditures across a broader portfolio of products, global product distribution, larger and broader retailer bases, more established relationships with a larger number of suppliers and manufacturing partners, greater brand recognition, larger or more effective brand ambassador and endorsement relationships, greater financial strength, larger research and development teams, larger marketing budgets, and more distribution and other resources than we do. Some of our competitors may aggressively discount their products or offer other attractive sales terms in order to gain market share, which could result in pricing pressures, reduced profit margins, or lost market share. If we are not able to overcome these potential competitive challenges, effectively market our current and future products, and otherwise compete effectively against our current or potential competitors, our prospects, results of operations, and financial condition could be harmed.

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

Our products are produced by third-party contract manufacturers. We face the risk that these third-party contract manufacturers may not produce and deliver our products on a timely basis or at all. We have experienced, and will likely continue to experience, operational difficulties with our manufacturers. These difficulties include reductions in the availability of production capacity, errors in complying with product specifications and regulatory and customer requirements, insufficient quality control, failures to meet production deadlines, failure to achieve our product quality standards, increases in costs of materials, and manufacturing or other business interruptions. The ability of our manufacturers to effectively satisfy our production requirements could also be impacted by manufacturer financial difficulty or damage to their operations caused by fire, terrorist attack, natural disaster, public health issues such as the current COVID-19 pandemic (or other future pandemics or epidemics), or other events. The failure of any manufacturer to perform to our expectations could result in supply shortages or delays for certain products and harm our business. If we experience significantly increased demand, or if we need to replace an existing manufacturer due to lack of performance, we may be unable to supplement or replace our manufacturing capacity on a timely basis or on terms that are acceptable to us, which may increase our costs, reduce our margins, and harm our ability to deliver our products on time. For certain of our products, it may take a significant amount of time to identify and qualify a manufacturer that has the capability and resources to produce our products to our specifications in sufficient volume and satisfy our service and quality control standards.

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

Our third-party contract manufacturers ship most of our products to our distribution centers in Dallas, Texas, and Salt Lake City, Utah. Our reliance on only two geographical locations for our distribution centers makes us more vulnerable to natural disasters, weather-related disruptions, accidents, system failures, public health issues such as the current COVID-19 pandemic (or other future pandemics or epidemics), or other unforeseen events that could delay or impair our ability to fulfill retailer orders and/or ship merchandise purchased on our website, which could harm our sales. We import our products, and we are also vulnerable to risks associated with products manufactured abroad, including, among other things: (a) risks of damage, destruction, or confiscation of products while in transit to our distribution centers; and (b) transportation and other delays in shipments, including as a result of heightened security screening, port congestion, and inspection processes or other port-of-entry limitations or restrictions in the United States. In order to meet demand for a product, we have chosen in the past, and may choose in the future, to arrange for additional quantities of the product, if available, to be delivered through air freight, which is significantly more expensive than standard shipping by sea and, consequently, could harm our gross margins. Failure to procure our products from our third-party contract manufacturers and deliver merchandise to our retail partners and DTC channel in a timely, effective, and economically viable manner could reduce our sales and gross margins, damage our brand, and harm our business.

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

Accordingly, we are subject to the risks, including labor disputes, union organizing activity, inclement weather, public health crises such as the current COVID-19 pandemic (or other future pandemics or epidemics), and increased transportation costs, associated with our third-party contract manufacturers’ and carriers’ ability to provide products and services to meet our requirements. In addition, if the cost of fuel rises, the cost to deliver products may rise, which could harm our profitability.

Our business is subject to the risk of manufacturer concentrations.

We depend on a limited number of third-party contract manufacturers for the sourcing of our products. For our hard coolers, soft coolers, Drinkware, and bags, our two largest manufacturers comprised approximately 88%, 80%, 73%, and 96%, respectively, of our production volume during the first three months of 2020. For our cargo, outdoor living, and pets products, two manufacturers accounted for all of the production of each product in the first three months of 2020. As a result of this concentration in our supply chain, our business and operations would be negatively affected if any of our key manufacturers were to experience significant disruption affecting the price, quality, availability, or timely delivery of products. Our manufacturers could also be acquired by our competitors and may become our direct competitors, thus limiting or eliminating our access to manufacturing capacity. The partial or complete loss of our key manufacturers, or a significant adverse change in our relationship with any of these manufacturers, could result in lost sales, added costs, and distribution delays that could harm our business and customer relationships.

Our results of operations could be materially harmed if we are unable to accurately forecast demand for our products.

To ensure adequate inventory supply, we must forecast inventory needs and place orders with our manufacturers before firm orders are placed by our customers. If we fail to accurately forecast customer demand, we may experience excess inventory levels or a shortage of product to deliver to our customers. Factors that could affect our ability to accurately forecast demand for our products include: (a) an increase or decrease in consumer demand for our products; (b) our failure to accurately forecast consumer acceptance for our products; (c) product introductions by competitors; (d) unanticipated changes in general market conditions or other factors, which may result in cancellations of advance orders or a reduction or increase in the rate of reorders or at-once orders placed by retailers; (e) the impact on consumer demand due to unseasonable weather conditions; (f) weakening of economic conditions or consumer confidence in future economic conditions, which could reduce demand for discretionary items, such as our products; and (g) terrorism or acts of war, or the threat thereof, political or labor instability or unrest, public health crises such as the current COVID-19 pandemic (or other future pandemics or epidemics), or xenophobia resulting therefrom, which could adversely affect consumer confidence and spending or interrupt production and distribution of product and raw materials.

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

Difficulty in forecasting demand, which we are encountering as a result of the COVID-19 pandemic, also makes it difficult to estimate our future results of operations and financial condition from period to period. A failure to accurately predict the level of demand for our products could adversely impact our profitability or cause us not to achieve our expected financial results.

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

Many of our core products are manufactured in China, the Philippines, Vietnam, and Taiwan. In addition, we have third-party manufacturing partners in Mexico and Italy. Our reliance on suppliers and manufacturers in foreign markets creates risks inherent in doing business in foreign jurisdictions, including: (a) the burdens of complying with a variety of foreign laws and regulations, including trade and labor restrictions and laws relating to the importation and taxation of goods; (b) weaker protection for intellectual property and other legal rights than in the United States, and practical difficulties in enforcing intellectual property and other rights outside of the United States; (c) compliance with U.S. and foreign laws relating to foreign operations, including the U.S. Foreign Corrupt Practices Act (“FCPA”), the UK Bribery Act 2010 (“Bribery Act”), regulations of the U.S. Office of Foreign Assets Controls (“OFAC”), and U.S. anti-money laundering regulations, which respectively prohibit U.S. companies from making improper payments to foreign officials for the purpose of obtaining or retaining business, operating in certain countries, or maintaining business relationships with certain restricted parties as well as engaging in other corrupt and illegal practices; (d) economic and political instability and acts of terrorism in the countries where our suppliers are located; (e) public health crises, such as the current COVID-19 pandemic (or other future pandemics or epidemics), in the countries where our suppliers and manufacturers are located; (f) transportation interruptions or increases in transportation costs; and (g) the imposition of tariffs or non-tariff barriers on components and products that we import into the United States or other markets. For example, the ongoing COVID-19 outbreak has resulted in increased travel restrictions and extended shutdown of certain businesses around the globe. This public health crises or any further political developments or health concerns in markets in which our products are manufactured could result in social, economic and labor instability, adversely affecting the supply of our products and, in turn, our business, financial condition, and results of operations. Further, we cannot assure you that our directors, officers, employees, representatives, manufacturers, or suppliers have not engaged and will not engage in conduct for which we may be held responsible, nor can we assure you that our manufacturers, suppliers, or other business partners have not engaged and will not engage in conduct that could materially harm their ability to perform their contractual obligations to us or even result in our being held liable for such conduct. Violations of the FCPA, the Bribery Act, OFAC restrictions, or other export control, anti-corruption, anti-money laundering, and anti-terrorism laws or regulations may result in severe criminal or civil penalties, and we may be subject to other related liabilities, which could harm our business, financial condition, cash flows, and results of operations.

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

Eighteen percent of our gross sales for 2019 and 17% of our gross sales for the three months ended March 28, 2020, were made to independent retail partners. These retail partners may decide to emphasize products from our competitors, to redeploy their retail floor space to other product categories, or to take other actions that reduce their purchases of our products. We do not receive long-term purchase commitments from our independent retail partners, and orders received from our independent retail partners are cancellable. Factors that could affect our ability to maintain or expand our sales to these independent retail partners include: (a) failure to accurately identify the needs of our customers; (b) a lack of customer acceptance of new products or product expansions; (c) unwillingness of our independent retail partners and customers to attribute premium value to our new or existing products or product expansions relative to competing products; (d) failure to obtain shelf space from our retail partners; (e) new, well-received product introductions by competitors; (f) damage to our relationships with independent retail partners due to brand or reputational harm; (g) delays or defaults on our retail partners’ payment obligations to us; and (h) store closures, decreased foot traffic, recession or other adverse effects resulting from public health crises such as the current COVID-19 pandemic (or other future pandemics or epidemics).

We cannot assure you that our independent retail partners will continue to carry our current products or carry any new products that we develop. If these risks occur, they could harm our brand as well as our results of operations and financial condition. In addition, store closures, decreased foot traffic and recession resulting from the COVID-19 pandemic will adversely affect the performance and will likely adversely affect the financial condition of many of these customers. The foregoing are expected to have a material adverse effect on our business and financial condition.

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

We have key relationships with national retail partners. For both 2018 and 2019, one national retail partner accounted for approximately 16% and 15% of our gross sales, respectively. If we lose any of our key retail partners or any key retail partner reduces its purchases of our existing or new products or its number of stores or operations or promotes products of our competitors over ours, our sales would be harmed. Because we are a premium brand, our sales depend, in part, on retail partners effectively displaying our products, including providing attractive space and point of purchase displays in their stores, and training their sales personnel to sell our products. If our retail partners reduce or terminate those activities, we may experience reduced sales of our products, resulting in lower gross margins, which would harm our results of operations.

If our plans to increase sales through our DTC channel are not successful, our business and results of operations could be harmed.

For 2019 and the three months ended March 28, 2020, our DTC channel accounted for 42% and 46% of our net sales, respectively. Part of our growth strategy involves increasing sales through our DTC channel. However, we have limited operating experience executing the retail component of this strategy. The level of customer traffic and volume of customer purchases through our country and region-specific YETI websites or other e-commerce initiatives are substantially dependent on our ability to provide a content-rich and user-friendly website, a hassle-free customer experience, sufficient product availability, and reliable, timely delivery of our products. If we are unable to maintain and increase customers’ use of our website, allocate sufficient product to our website, and increase any sales through our website, our business, and results of operations could be harmed.

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

We have and may continue to expand our existing DTC channel by opening new retail and pop-up stores. We opened retail stores in Charleston, South Carolina, and Chicago, Illinois, in June 2019 and September 2019, respectively, and we plan to open additional stores, including a store in Denver, Colorado, in 2020. Additionally, we opened a pop-up store in each of Austin, Texas, Dallas, Texas, and Ft. Lauderdale, Florida, in October 2019, November 2019 and March 2020, respectively. Our ability to open new retail stores in a timely manner and operate them profitably depends on a number of factors, many of which are beyond our control, including:

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
•customer demand for our products;
•governmental orders requiring adherence to social distancing practices, temporary store closures, or reduced hours; and
•general economic and business conditions affecting consumer confidence and spending and the overall strength of our business.

We have limited experience in opening retail stores and may not be able to successfully address the risks that they entail. For example, due to the current COVID-19 pandemic, which has resulted in widespread government mandated temporary store closures or reduced hours, we have been unable to implement our full retail store strategy, achieve desired net sales growth or maintain consistent levels of profitability in our retail stores. In order to pursue our retail store strategy, we will be required to expend significant cash resources prior to generating any sales in these stores. We may not generate sufficient sales from these stores to justify these expenses, which could harm our business and profitability. The substantial management time and resources that may be required to execute retail store expansion in the future could also result in disruption to our existing business operations, which may decrease our net sales and profitability.

Insolvency, credit problems or other financial difficulties that could confront our retail partners could expose us to financial risk.

We sell to the large majority of our retail partners on open account terms and do not require collateral or a security interest in the inventory we sell them. Consequently, our accounts receivable with our retail partners are unsecured. Insolvency, credit problems, or other financial difficulties confronting our retail partners could expose us to financial risk. These actions could expose us to risks if they delay or are unable to pay for the products they purchase from us. Financial difficulties of our retail partners could also cause them to reduce their sales staff, use of attractive displays, number or size of stores, and the amount of floor space dedicated to our products. For example, the COVID-19 pandemic has caused public health officials to recommend precautions to mitigate the spread of the virus that has resulted in widespread temporary store closures or reduced store hours for our retail partners. There is significant uncertainty surrounding the ultimate duration of these actions and consumer willingness to visit retail stores after they reopen, which may lead to a material reduction in sales of our products by our retail partners. Any reduction in sales by, or loss of, our current retail partners or customer demand, or credit risks associated with our retail partners, could harm our business, results of operations, and financial condition.

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

Continued expansion into markets outside the United States, including Canada, Australia, Europe and Japan, is one of our key long-term strategies for the future growth of our business. There are, however, significant costs and risks inherent in selling our products in international markets, including: (a) failure to effectively translate and establish our core brand identity, particularly in markets with a less-established heritage of outdoor and recreational activities; (b) time and difficulty in building a widespread network of retail partners; (c) increased shipping and distribution costs, which could increase our expenses and reduce our margins; (d) potentially lower margins in some regions; (e) longer collection cycles in some regions; (f) increased competition from local providers of similar products; (g) compliance with foreign laws and regulations, including taxes and duties, enhanced privacy laws, rules, and regulations, and product liability laws, rules, and regulations, particularly in the European Union; (h) establishing and maintaining effective internal controls at foreign locations and the associated increased costs; (i) increased counterfeiting and the uncertainty of protection for intellectual property rights in some countries and practical difficulties of enforcing rights abroad; (j) compliance with anti-bribery, anti-corruption, sanctions, and anti-money laundering laws, such as the FCPA, the Bribery Act, and OFAC regulations, by us, our employees, and our business partners; (k) currency exchange rate fluctuations and related effects on our results of operations; (l) economic weakness, including inflation, or political instability in foreign economies and markets; (m) compliance with tax, employment, immigration, and labor laws for employees living or traveling abroad; (n) workforce uncertainty in countries where labor unrest is more common than in the United States; (o) business interruptions resulting from geopolitical actions, including war and terrorism, natural disasters, including earthquakes, typhoons, floods, and fires, public health issues, including the outbreak of pandemic or contagious disease, such as COVID-19, or xenophobia resulting therefrom; (p) the imposition of tariffs on products that we import into international markets that could make such products more expensive compared to those of our competitors; (q) that our ability to expand internationally could be impacted by the intellectual property rights of third parties that conflict with or are superior to ours; and (r) other costs and risks of doing business internationally.

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

Our business is subject to the risk of earthquakes, fire, power outages, floods, and other catastrophic events, and to interruption by problems such as terrorism, public health crises, cyberattacks, or failure of key information technology systems.

Our business is vulnerable to damage or interruption from earthquakes, fires, floods, power losses, telecommunications failures, terrorist attacks, acts of war, public health crises, human errors, criminal acts, and similar events. For example, a significant natural disaster, such as an earthquake, fire, or flood, could harm our business, results of operations, and financial condition, and our insurance coverage may be insufficient to compensate us for losses that may occur. Our corporate offices, one of our distribution centers, and one of our data center facilities are located in Texas, a state that frequently experiences floods and storms. In addition, the facilities of our suppliers and where our manufacturers produce our products are located in parts of Asia that frequently experience typhoons and earthquakes. Acts of terrorism and public health crises, such as the current COVID-19 pandemic (or other future pandemics or epidemics), could also cause disruptions in our or our suppliers’, manufacturers’, and logistics providers’ businesses or the economy as a whole. While the main elements of our supply chain have not yet been materially impacted by the COVID-19 pandemic, we were forced to temporarily close our domestic customization operations, and the likely overall impact of the pandemic is viewed as highly negative to the general economy. We may not have sufficient protection or recovery plans in some circumstances, such as natural disasters affecting Texas or other locations where we have operations or store significant inventory. Our servers may also be vulnerable to computer viruses, criminal acts, denial-of-service attacks, ransomware, and similar disruptions from unauthorized tampering with our computer systems, which could lead to interruptions, delays, or loss of critical data. As we rely heavily on our information technology and communications systems and the Internet to conduct our business and provide high-quality customer service, these disruptions could harm our ability to run our business and either directly or indirectly disrupt our suppliers’ or manufacturers’ businesses, which could harm our business, results of operations, and financial condition.

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

If our security measures, some of which are managed by third parties, are breached or fail, unauthorized persons may be able to access sensitive customer data, including payment card data. Hackers and data thieves are increasingly sophisticated and operate large-scale and complex automated attacks. Threats to information technology security can take a variety of forms. Individual and groups of hackers and sophisticated organizations, including state-sponsored organizations or nation-states, continuously undertake attacks that may pose threats to our customers and our information technology systems. These actors may use a wide variety of methods, which may include developing and deploying malicious software or exploiting vulnerabilities in hardware, software, or other infrastructure in order to attack our information technology systems or gain access to our systems, using social engineering techniques to induce our employees, users, partners, or customers to disclose passwords or other sensitive information, or take other actions to gain access to our data or our customers’ data, impersonating authorized users, or acting in a coordinated manner to launch distributed denial of service or other coordinated attacks. Although we have taken steps to protect the security of our information systems and the data maintained in those systems, we have, from time to time, experienced threats to our data and systems, including malware and computer virus attacks and it is possible that in the future our safety and security measures will not prevent the systems’ improper functioning or damage, or the improper access or disclosure of personally identifiable information such as in the event of cyber-attacks. For example, system administrators may fail to timely remove employee account access when no longer appropriate. Employees or third parties may intentionally compromise our security or systems, or reveal confidential information. There have been initial media reports regarding increased cyber-security threats and potential breaches because of the increase in numbers of individuals working from home as a result of the COVID-19 pandemic. Cyberthreats are constantly evolving, increasing the difficulty of detecting and successfully defending against them.

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

In addition, privacy laws, rules, and regulations are constantly evolving in the United States and abroad and may be inconsistent from one jurisdiction to another. For example, in June 2018, the State of California enacted the California Consumer Privacy Act, or CCPA, which became effective on January 1, 2020, and created new individual privacy rights for California consumers and place increased privacy and security obligations on entities handling certain personal data. Further, as we expand internationally, we are subject to additional privacy rules, such as the European Union’s General Data Protection Regulation, many of which are significantly more stringent than those in the United States. Complying with these evolving obligations is costly, and any failure to comply could give rise to unwanted media attention and other negative publicity, damage our customer and consumer relationships and reputation, and result in lost sales, fines, or lawsuits, and may harm our business and results of operations.

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

As of March 28, 2020, we had $296.3 million principal amount of indebtedness outstanding under the Credit Facility (as defined in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” of this Report). The Credit Facility is jointly and severally guaranteed by certain of our wholly-owned material subsidiaries, including YETI Coolers, LLC, which we refer to as YETI Coolers, and YETI Custom Drinkware LLC, which we refer to as YCD, and any of our future subsidiaries that become guarantors, together, which we refer to as the Guarantors, and is also secured by a first-priority lien on substantially all of our assets and the assets of the Guarantors, in each case subject to certain customary exceptions. We may, from time to time, incur additional indebtedness under the Credit Facility.

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

As a result of the material weakness related to ITGCs, we were unable to assert in our Annual Report on Form 10-K for the year ended December 28, 2019 that our internal control over financial reporting was effective as of such date, and our independent registered public accounting firm issued a report that our internal control over financial reporting was not effective as of such date. Furthermore, we cannot assure you that the measures we have taken will be sufficient to remediate the control deficiencies that led to the material weakness in our internal control over financial reporting or that other material weaknesses and control deficiencies will not be discovered in the future. Our failure to maintain effective disclosure controls and internal control over financial reporting, our inability to assert that our internal control over financial reporting was effective as of the end of fiscal year 2019, or the adverse internal control attestation report from our independent registered public accounting firm issued in connection with our Annual Report on Form 10-K for the year ended December 28, 2019, could have an adverse effect on our business and could cause investors to lose confidence in our financial statements, which could cause a decline in the price of our common stock, and we may be unable to maintain compliance with the NYSE listing standards.

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

Our operations are subject to many hazards and operational risks inherent to our business, including: (a) general business risks; (b) product liability; (c) product recall; and (d) damage to third parties, our infrastructure, or properties caused by fires, floods and other natural disasters, power losses, telecommunications failures, terrorist attacks, public health crises such as the current COVID-19 pandemic (and other future pandemics or epidemics), human errors, and similar events.

Our insurance coverage may be inadequate to cover our liabilities related to such hazards or operational risks. For example, our insurance coverage does not cover us for business interruptions as they related to the COVID-19 pandemic. In addition, we may not be able to maintain adequate insurance in the future at rates we consider reasonable and commercially justifiable, and insurance may not continue to be available on terms as favorable as our current arrangements. The occurrence of a significant uninsured claim or a claim in excess of the insurance coverage limits maintained by us could harm our business, results of operations, and financial condition.

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

As part of Congress’ response to the COVID-19 pandemic, the Families First Coronavirus Response Act, or FFCR Act, was enacted on March 18, 2020, and the Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, was enacted on March 27, 2020. Both contain numerous tax provisions. In particular, the CARES Act retroactively and temporarily (for taxable years beginning before January 1, 2021) suspends application of the 80%-of-income limitation on the use of net operating losses, which was enacted as part of the Tax Act. It also provides that net operating losses arising in any taxable year beginning after December 31, 2017, and before January 1, 2021 are generally eligible to be carried back up to five years. The CARES Act also temporarily (for taxable years beginning in 2019 or 2020) relaxes the limitation of the tax deductibility for net interest expense by increasing the limitation from 30 to 50% of adjusted taxable income.

Regulatory guidance under the Tax Act, the FFCR Act and the CARES Act is and continues to be forthcoming, and such guidance could ultimately increase or lessen impact of these laws on our business and financial condition. It is also likely that Congress will enact additional legislation in connection with the COVID-19 pandemic, some of which could have an impact on our company. In addition, it is uncertain if and to what extent various states will conform to the Tax Act, the FFCR Act or the CARES Act. We regularly assess all of these matters to determine the adequacy of our income tax provision, which is subject to significant judgment.

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

We are subject to credit risk.

We are exposed to credit risk primarily on our accounts receivable. We provide credit to our retail partners in the ordinary course of our business and perform ongoing credit evaluations. While we believe that our exposure to concentrations of credit risk with respect to trade receivables is mitigated by our large retail partner base, and we make allowances for expected credit losses, we nevertheless run the risk of our retail partners not being able to meet their payment obligations, particularly in a future economic downturn. If a material number of our retail partners were not able to meet their payment obligations, our results of operations could be harmed.

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
•general market conditions; and
•other events or factors, including those resulting from war, incidents of terrorism, natural disasters, and public health crises such as the current COVID-19 pandemic (or other future pandemics or epidemics), or responses to these events, which could be unrelated to us or outside of our control.

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

The group consisting of Cortec Group Fund V, L.P. and its affiliates (collectively, “Cortec”) is our largest stockholder, owning 21.1% of the total voting power of our common stock as of the date of this Report. Furthermore, our directors, executive officers, and other holders of more than 5% of our common stock, together with their affiliates, own, in the aggregate, 47.9% of our outstanding common stock as of the date of this Report. As a result, these stockholders have the ability to control the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation, or sale of all or substantially all of our assets. In addition, these stockholders have the ability to control the management and affairs of our company. Accordingly, this concentration of ownership might decrease the market price of our common stock by:

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

Our stock price could decline as a result of substantial sales of our common stock or the perception or anticipation that such sales could occur, particularly sales by our directors, executive officers, and significant stockholders, a large number of shares of our common stock becoming available for sale, or the perception in the market that holders of a large number of shares intend to sell their shares. As of March 28, 2020, we had 86,895,132 shares of our common stock outstanding.

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

YETI Holdings, Inc.

Dated: May 7, 2020	By:	/s/ Matthew J. Reintjes
Matthew J. Reintjes
President and Chief Executive Officer, Director (Principal Executive Officer)

Dated: May 7, 2020	By:	/s/ Paul C. Carbone
Paul C. Carbone
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)