Form 10-Q
period 2020-06-27
YETI Holdings, Inc.
filed 2020-08-06
CIK 1670592

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________________________
FORM 10-Q
____________________________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 27, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
There were 87,011,420 shares of Common Stock ($0.01 par value) outstanding as of July 31, 2020.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
YETI HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except per share data)

	June 27, 2020	December 28, 2019
ASSETS
Current assets
Cash	$127,467	$72,515
Accounts receivable, net	85,886	82,688
Inventory	138,782	185,700
Prepaid expenses and other current assets	15,279	19,644
Total current assets	367,414	360,547
Property and equipment, net	77,379	82,610
Operating lease right-of-use assets	34,963	37,768
Goodwill	54,293	54,293
Intangible assets, net	91,467	90,850
Deferred income taxes	1,050	1,082
Deferred charges and other assets	886	2,389
Total assets	$627,452	$629,539

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$41,447	$83,823
Accrued expenses and other current liabilities	42,003	42,088
Taxes payable	12,687	3,329
Accrued payroll and related costs	8,002	18,119
Current operating lease liabilities	8,086	7,768
Current maturities of long-term debt	18,941	15,185
Total current liabilities	131,166	170,312
Long-term debt, net of current portion	270,846	281,715
Operating lease liabilities, non-current	38,589	42,200
Other liabilities	17,822	13,307
Total liabilities	458,423	507,534

Commitments and contingencies (Note 10)

Stockholders’ Equity
Common stock, par value $0.01; 600,000 shares authorized; 87,004 and 86,774 shares issued and outstanding at June 27, 2020 and December 28, 2019, respectively	870	868
Preferred stock, par value $0.01; 30,000 shares authorized; no shares issued or outstanding	—	—
Additional paid-in capital	315,405	310,678
Accumulated deficit	(147,583)	(189,545)
Accumulated other comprehensive income	337	4
Total stockholders’ equity	169,029	122,005
Total liabilities and stockholders’ equity	$627,452	$629,539
See Notes to Unaudited Condensed Consolidated Financial Statements

YETI HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Net sales	$246,938	$231,654	$421,350	$387,007
Cost of goods sold	109,413	115,377	191,367	194,103
Gross profit	137,525	116,277	229,983	192,904
Selling, general, and administrative expenses	90,992	81,277	167,288	149,120
Operating income	46,533	35,000	62,695	43,784
Interest expense	(2,657)	(5,695)	(5,767)	(11,762)
Other income (expense)	900	49	(938)	112
Income before income taxes	44,776	29,354	55,990	32,134
Income tax expense	(11,294)	(7,131)	(14,028)	(7,744)
Net income	$33,482	$22,223	$41,962	$24,390

Net income per share
Basic	$0.39	$0.26	$0.48	$0.29
Diluted	$0.38	$0.26	$0.48	$0.28

Weighted-average common shares outstanding
Basic	86,937	84,577	86,883	84,387
Diluted	87,477	86,227	87,469	86,042
See Notes to Unaudited Condensed Consolidated Financial Statements

YETI HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(in thousands)

	Three Months Ended		Six Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Net income	$33,482	$22,223	$41,962	$24,390
Other comprehensive income
Foreign currency translation adjustments	487	73	333	60
Total comprehensive income	$33,969	$22,296	$42,295	$24,450
See Notes to Unaudited Condensed Consolidated Financial Statements

YETI HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(In thousands)

	Three Months Ended June 27, 2020
	Common Stock		Additional Paid-In Capital	Accumulated Deficit		Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity
	Shares	Amount
Balance, March 28, 2020	86,895	$869	$311,993	$(181,065)		$(150)	$131,647
Stock-based compensation	—	—	2,181	—		—	2,181
Common stock issued under employee benefit plans	109	1	1,231	—		—	1,232
Other comprehensive income	—	—	—	—		487	487
Net income	—	—	—	33,482		—	33,482
Balance, June 27, 2020	87,004	$870	$315,405	$(147,583)		$337	$169,029

	Three Months Ended June 29, 2019
	Common Stock		Additional Paid-In Capital	Accumulated Deficit		Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance, March 30, 2019	84,196	$842	$272,332	$(237,596)		$(107)	$35,471
Stock-based compensation	—	—	4,281	—		—	4,281
Common stock issued under employee benefit plans	624	6	2,058	—		—	2,064
Adoption of new accounting standard	—	—	—	(160)		—	(160)
Other comprehensive income	—	—	—	—		73	73
Net income	—	—	—	22,223		—	22,223
Balance, June 29, 2019	84,820	$848	$278,671	$(215,533)	-215533000	$(34)	$63,952
See Notes to Unaudited Condensed Consolidated Financial Statements

YETI HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(In thousands)

	Six Months Ended June 27, 2020
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance, December 28, 2019	86,774	$868	$310,678	$(189,545)	$4	$122,005
Stock-based compensation	—	—	4,036	—	—	4,036
Common stock issued under employee benefit plans	252	2	1,395	—	—	1,397
Common stock withheld related to net share settlement of stock-based compensation	(22)	—	(704)	—	—	(704)
Other comprehensive income	—	—	—	—	333	333
Net income	—	—	—	41,962	—	41,962
Balance, June 27, 2020	87,004	$870	$315,405	$(147,583)	$337	$169,029

	Six Months Ended June 29, 2019
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance, December 29, 2018	84,196	$842	$268,327	$(240,104)	$(94)	$28,971
Stock-based compensation	—	—	8,286	—	—	8,286
Common stock issued under employee benefit plans	624	6	2,058	—	—	2,064
Adoption of new accounting standard	—	—	—	500	—	500
Dividends	—	—	—	(319)	—	(319)
Other comprehensive income	—	—	—	—	60	60
Net income	—	—	—	24,390	—	24,390
Balance, June 29, 2019	84,820	$848	$278,671	$(215,533)	$(34)	$63,952

See Notes to Unaudited Condensed Consolidated Financial Statements

YETI HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended
	June 27, 2020	June 29, 2019
Cash Flows from Operating Activities:
Net income	$41,962	$24,390
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	15,359	13,801
Amortization of deferred financing fees	478	1,133
Stock-based compensation	4,036	8,286
Deferred income taxes	3,511	6,310
Other	1,239	—
Impairment of long-lived assets	632	97
Changes in operating assets and liabilities:
Accounts receivable, net	(4,433)	(15,945)
Inventory	46,723	(36,225)
Other current assets	4,351	(5,494)
Accounts payable and accrued expenses	(52,781)	16,491
Taxes payable	9,393	(4,655)
Other	1,881	1,577
Net cash provided by operating activities	72,351	9,766
Cash Flows from Investing Activities:
Purchases of property and equipment	(7,160)	(16,786)
Additions of intangibles, net	(3,769)	(13,214)
Net cash used in investing activities	(10,929)	(30,000)
Cash Flows from Financing Activities:
Borrowings under revolving credit facility	50,000	—
Repayments under revolving credit facility	(50,000)	—
Repayments of long-term debt	(7,500)	(23,750)
Proceeds from employee stock transactions	1,397	2,064
Taxes paid in connection with employee stock transactions	(704)	—
Finance lease principal payment	(91)	—
Net cash used in financing activities	(6,898)	(21,686)
Effect of exchange rate changes on cash	428	(108)
Net increase (decrease) in cash	54,952	(42,028)
Cash, beginning of period	72,515	80,051
Cash, end of period	$127,467	$38,023

Supplemental disclosure of cash flow information
Change in accrual for property and equipment	$467	$150
Accrued options dividends	—	319
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

We operate on a 52-to 53-week fiscal year ending on the Saturday closest in proximity to December 31, such that each quarterly period will be 13 weeks in length, except during a 53-week year when the fourth quarter will be 14 weeks. Fiscal year 2020 will be a 53-week period. Unless otherwise stated, references to particular years, quarters, months and periods refer to our fiscal years ended in December and the associated quarters, months, and periods of those fiscal years. The unaudited consolidated financial results represent the three and six months ended June 27, 2020 and June 29, 2019.

Accounts Receivable

Accounts receivable are carried at original invoice amount less estimated credit losses. Upon initial recognition of a receivable, we estimate credit losses over the contractual term of the receivable and establish an allowance for credit losses based on historical experience, current available information, and expectations of future economic conditions. We mitigate credit loss risk from accounts receivable by assessing customers for credit worthiness, including ongoing credit evaluations and their payment trends. Credit risk is limited due to ongoing monitoring, high geographic customer distribution and low concentration of risk. As the risk of loss is determined to be similar based on the credit risk factors, we aggregate receivables on a collective basis when assessing credit losses. Accounts receivable are uncollateralized customer obligations due under normal trade terms typically requiring payment within 30 to 90 days of sale. Receivables are written off when deemed uncollectible. Recoveries of trade receivables previously written off are recorded to income when received. For the three and six months ended June 27, 2020, our assessment also considered the current and potential future impacts caused by the COVID-19 pandemic. Our allowance for credit losses was $1.1 million as of June 27, 2020 and nominal as of December 28, 2019, respectively.

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

The following table presents a recast of selected unaudited balance sheet line items after giving effect to the adoption of ASC 842:

	June 29, 2019
	As Previously Reported	Impact of Adoption	As Adjusted
ASSETS
Prepaid expenses and other current assets	$17,762	$711	$18,473
Operating lease right-of-use assets	—	34,588	34,588

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accrued expenses and other current liabilities	44,575	(876)	43,699
Current operating lease liabilities	—	5,599	5,599
Noncurrent operating lease liabilities	—	41,517	41,517
Other liabilities	15,060	(10,941)	4,119

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

2. IMPACT OF THE COVID-19 PANDEMIC

In March 2020, the World Health Organization declared the novel strain of coronavirus (COVID-19) a global pandemic and recommended containment and mitigation measures. Since then, extraordinary actions have been taken by international, federal, state, and local public health and governmental authorities to contain and combat the outbreak and spread of COVID-19 in regions throughout the world. The pandemic has significantly impacted global economies, resulting in workforce and travel restrictions, supply chain and production disruptions for certain companies and reduced demand and spending across many industries.

During March and April 2020, in response to the COVID-19 outbreak and business disruption resulting from quarantines, “stay-at-home” orders, and similar mandates, we prioritized the health and safety of our employees and temporarily closed our retail stores, our domestic customization operations, and offices, including our innovation center, and implemented a remote work policy for all of our non-production employees. To date, we have experienced minimal supply chain disruptions related to the pandemic and have been able to meet our customers’ needs. Our supply chain, customization and logistics operations are all fully functioning. Our remote work arrangements remain in place for our non-production employees and have been designed to allow for continued operation of our business, including our financial reporting systems and internal controls. During the second quarter of 2020, our retail stores reopened in line with guidance from local authorities. Additionally, we have added safety and cleaning protocols at our stores, customization and logistics operations, and offices.

Our digital commerce remains open via YETI.com, country and region-specific YETI websites, and YETI Authorized on the Amazon Marketplace, supported by third-party logistics providers and our employees working remotely.

On March 24, 2020, as a precautionary measure to enhance our liquidity position and to increase available cash on hand, we drew down $50.0 million on our $150.0 million revolving credit facility maturing on December 17, 2024 (the “Revolving Credit Facility”). During the second quarter of 2020, we repaid in full the $50.0 million borrowed under the Revolving Credit Facility. As of June 27, 2020, we had no outstanding borrowings and $150.0 million of availability under the Revolving Credit Facility.

In an effort to further enhance our liquidity position and provide additional financial flexibility in response to the impact of COVID-19, we have taken steps to preserve cash, including reductions in discretionary spending, lowering capital expenditures and investments, along with ongoing management of forward inventory receipts, and reducing payroll costs.

On May 7, 2020, we announced the withdrawal of our full year 2020 outlook. We also announced the suspension of new hires, employee furloughs, workforce reductions, temporary reductions of our senior leadership team’s base salaries and our Board of Directors’ waiver of annual cash compensation. Concurrent with the reopening of our retail stores, we have begun to bring employees back from furlough. We will continue to monitor the impact of the COVID-19 pandemic and may adjust our action plans accordingly as the situation progresses. At this time, we do not intend to provide a full year 2020 outlook.

Given the novel and dynamic nature of this situation, we cannot reasonably estimate the full impact of the COVID-19 pandemic on YETI, its impact on our customers, retail partners, and suppliers, how quickly normal economic conditions will resume, or the related impact on our operations and demand for our products. Given the uncertainty of the situation, we believe that the pandemic could have a material adverse impact on our future revenue growth, financial condition, and future results of operations depending on the duration and severity of the COVID-19 pandemic, measures by federal, state, and local authorities to prevent its spread and any worsening of the global economic conditions. We will continue to actively monitor the effects of COVID-19 on our business. A prolonged period of store closures, changes in customer behaviors, and reductions of consumer discretionary spending would require us re-evaluate our business assumptions and estimates. These conditions would likely result in lower future net sales, as well as, cash flow and supply chain disruptions, including manufacturing delays, product shortages, as well as product excesses if we are unable to appropriately manage our inventory levels.

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

The following table provides information about accounts receivable and contract liabilities at the periods indicated (in thousands):

	June 27, 2020	December 28, 2019
Accounts receivable, net	$85,886	$82,688
Contract liabilities	(4,425)	(4,499)

For the three and six months ended June 27, 2020, we recognized $0.2 million and $4.1 million, respectively, of revenue that was previously included in the contract liability balance at the beginning of the period. The change in the contract liability balance primarily results from timing differences between the customer’s payment and our satisfaction of performance obligations.

Disaggregation of Revenue

The following table disaggregates our net sales by channel, product category, and geography for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Net Sales by Channel
Wholesale	$113,891	$149,176	$208,707	$242,784
Direct-to-consumer	133,047	82,478	212,643	144,223
Total net sales	$246,938	$231,654	$421,350	$387,007

Net Sales by Category
Coolers & Equipment	$128,610	$109,056	$188,104	$168,708
Drinkware	114,326	116,955	226,943	207,910
Other	4,002	5,643	6,303	10,389
Total net sales	$246,938	$231,654	$421,350	$387,007

Net Sales by Geographic Region
United States	$237,134	$220,978	$402,132	$369,646
International	9,804	10,676	19,218	17,361
Total net sales	$246,938	$231,654	$421,350	$387,007

For the three months and six months ended June 27, 2020, no single customer represented over 10% of gross sales. For the three and six months ended June 29, 2019, our largest single customer represented approximately 17% and 16% of gross sales, respectively.

4. LEASES
We determine if an arrangement is or contains a lease at contract inception and determine its classification as an operating or finance lease at lease commencement. We lease certain retail locations, office space, distribution facilities, manufacturing space, and machinery and equipment. While the substantial majority of these leases are operating leases, certain machinery and equipment agreements are finance leases. As of June 27, 2020, the initial lease terms of the various leases range from one to 20 years. ROU lease assets and liabilities associated with leases with an initial term of twelve months or less are not recorded on the balance sheet.

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

The following table presents the assets and liabilities related to operating and finance leases (in thousands):

	Balance Sheet Location	June 27, 2020
Assets:
Operating lease assets	Operating lease right-of-use assets	$34,963
Finance lease assets	Property and equipment	1,015
Total lease assets		$35,978

Liabilities:
Current
Operating lease liabilities	Operating lease liabilities	$8,086
Finance lease liabilities	Current maturities of long-term debt	191
Non-current
Operating lease liabilities	Operating lease liabilities, non-current	38,589
Finance lease liabilities	Long-term debt, net of current portion	853
Total lease liabilities		$47,719

The following table presents the components of lease costs (in thousands):

	Three Months Ended	Six Months Ended
	June 27, 2020	June 27, 2020
Operating lease costs	$2,314	$4,611
Finance lease cost - amortization of right-of-use assets	53	106
Finance lease cost - interest on lease liabilities	17	34
Short-term lease cost	49	104
Variable lease cost	816	1,654
Sublease income	(185)	(371)
Total lease cost	$3,064	$6,138

The following table presents lease terms and discount rates:

June 27, 2020
Weighted average remaining lease term:
Operating leases	6.63 years
Finance leases	4.18 years

Weighted average discount rate:
Operating leases	6.61%
Finance leases	6.24%

Minimum lease payments have not been reduced by minimum sublease rentals of $3.6 million due in the future under non-cancelable subleases. We received $0.2 million in sublease income for both the three months ended June 27, 2020 and June 29, 2019, and $0.4 million in sublease income for both the six months ended June 27, 2020 and June 29, 2019. The following table presents the minimum lease payment obligations of operating and finance lease liabilities (leases with terms in excess of one year) for the next five years and thereafter as of June 27, 2020 (in thousands):

	Operating Leases	Finance Leases	Total
2020	$5,891	$125	$6,016
2021	9,861	249	10,110
2022	6,991	249	7,240
2023	7,716	249	7,965
2024	7,474	330	7,804
Thereafter	20,048	—	20,048
Total lease payments	57,981	1,202	59,183
Less: Effect of discounting to net present value	11,306	158	11,464
Present value of lease liabilities	$46,675	$1,044	$47,719

The following table presents supplemental cash flow information related to our leases (in thousands):

Six Months Ended June 27, 2020
Cash paid for amounts included in measurement of liabilities:
Operating cash flows used in operating leases	$5,100
Operating cash flows used in finance leases	34
Financing cash flows used in finance leases	91
Right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	$231

5. GOODWILL AND INTANGIBLE ASSETS

Intangible assets consisted of the following at the dates indicated below (in thousands):

	June 27, 2020
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Tradename	Indefinite	$31,363	$—	$31,363
Trade dress	Indefinite	14,062	—	14,062
Trademarks	Indefinite	12,464	—	12,464
Customer relationships	11 years	42,205	(30,865)	11,340
Trademarks	6 - 30 years	18,610	(5,144)	13,466
Patents	4 - 25 years	8,871	(882)	7,989
Non-compete agreements	5 years	2,815	(2,815)	—
Other intangibles	15 years	1,042	(259)	783
Total intangible assets		$131,432	$(39,965)	$91,467

	December 28, 2019
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Tradename	Indefinite	$31,363	$—	$31,363
Trade dress	Indefinite	13,917	—	13,917
Trademarks	Indefinite	9,245	—	9,245
Customer relationships	11 years	42,205	(28,947)	13,258
Trademarks	6 - 30 years	19,872	(4,307)	15,565
Patents	4 - 25 years	7,407	(719)	6,688
Non-compete agreements	5 years	2,815	(2,815)	—
Other intangibles	15 years	1,041	(227)	814
Total intangible assets		$127,865	$(37,015)	$90,850

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

As a result of the events and impacts surrounding the COVID-19 pandemic, including the sharp decline in sales beginning in mid-March 2020 and reduced cash flow forecasts during the beginning of the second quarter of 2020, we considered whether these conditions indicated that it was more likely than not that our goodwill of $54.3 million and indefinite-lived intangible assets were impaired as of March 28, 2020. Based on the qualitative assessment of the facts and circumstances in existence as of March 28,2020 and the results of our annual impairment test performed during the fourth quarter of 2019, we determined that the fair values more than likely than not significantly exceed the carrying values of both our reporting unit and indefinite-lived intangible assets and therefore, an interim quantitative impairment test was not performed.

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

6. LONG-TERM DEBT

We have a $450.0 million senior secured credit facility (the “Credit Facility”). The Credit Facility provides for: (a) a $150.0 million Revolving Credit Facility maturing on December 17, 2024; and (b) a $300.0 million Term Loan A maturing on December 17, 2024 (the “Term Loan A”). At June 27, 2020, we had $292.5 million principal amount of indebtedness outstanding under our Term Loan A.

On March 24, 2020, we drew down $50.0 million from our $150.0 million Revolving Credit Facility. This action was a precautionary measure to enhance our liquidity position and to increase available cash on hand in response to the COVID-19 pandemic. During the second quarter of 2020, we repaid in full the $50.0 million borrowed under the Revolving Credit Facility. For further information, refer to Note 2 - Impact of the COVID-19 Pandemic. As of June 27, 2020, we had no outstanding borrowings and $150.0 million of availability under the Revolving Credit Facility.

The weighted average interest rates for borrowings under Term Loan A and the Revolving Credit Facility were 3.26% and 2.92%, respectively, during the six months ended June 27, 2020, and 6.36% for the Term Loan A during the six months ended June 29, 2019.

Borrowings made under the Credit Facility bear interest at a variable rate based on the LIBOR plus an applicable margin. The applicable margin for LIBOR rate borrowings is determined by reference to a pricing grid, based on the ratio of our net leverage ratio, and ranges from 1.75% to 2.75%. Additionally, a commitment fee of between 0.175% and 0.375% also determined by reference to the pricing grid, is payable on the average daily unused amounts under the Revolving Credit Facility.
7. INCOME TAXES

Income tax expense was $11.3 million and $7.1 million for the three months ended June 27, 2020 and June 29, 2019, respectively. The increase in income tax expense is due to higher income before income taxes. The effective tax rate for the three months ended June 27, 2020 was 25%, compared to 24% for the three months ended June 29, 2019.

Income tax expense was $14.0 million and $7.7 million for the six months ended June 27, 2020 and June 29, 2019, respectively. The increase in income tax expense is due to higher income before income taxes. The effective tax rate for the six months ended June 27, 2020 was 25%, compared to 24% for the six months ended June 29, 2019.

For interim periods, our income tax expense and resulting effective tax rate are based upon an estimated annual effective tax rate adjusted for the effects of items required to be treated as discrete to the period, including changes in tax laws, changes in estimated exposures for uncertain tax positions, and other items.

On March 27, 2020, President Trump signed into law the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. We do not expect that any provision of the CARES Act will result in a material cash benefit to us or have a material impact on our financial statements.
8. STOCK-BASED COMPENSATION

In October 2018, our Board of Directors adopted the 2018 Equity Incentive Plan (the “2018 Plan”) and ceased granting awards under the 2012 Equity and Performance Incentive Plan (the “2012 Plan”). The 2018 Plan became effective with the completion of our initial public offering (“IPO”) on October 24, 2018. Any remaining shares available for issuance under the 2012 Plan as of our IPO effectiveness date are not available for future issuance. However, shares subject to stock awards granted under the 2012 Plan (a) that expire or terminate without being exercised or (b) that are forfeited under an award, return to the 2018 Plan share reserve for future grant.

Subject to adjustments as described above, the 2018 Plan provides for up to 4.8 million shares of authorized stock to be awarded as stock options, appreciation rights, restricted stock (“RSAs”), restricted stock units (“RSUs”), performance shares, performance units, cash incentive awards, and certain other awards based on or related to shares of our common stock. The 2012 Plan provided for up to 8.8 million shares of authorized stock to be awarded as either stock options or RSUs.

We recognized non-cash stock-based compensation expense of $2.2 million and $4.3 million for the three months ended June 27, 2020 and June 29, 2019, respectively. For the six months ended June 27, 2020 and June 29, 2019, we recognized non-cash stock-based compensation expense of $4.0 million and $8.3 million, respectively. At June 27, 2020, total unrecognized non-cash stock-based compensation expense of $20.6 million for all stock-based compensation plans is expected to be recognized over a weighted-average period of 2.3 years.

During the three months ended June 27, 2020, we granted 12,965 RSUs to employees and 8,266 RSUs and 8,266 deferred stock units (“DSUs”) to our non-employee members of the Board of Directors. There were no RSAs or performance-based restricted stock awards (“PBRSs”) granted during the three months ended June 27, 2020.

During the six months ended June 27, 2020, we granted 153,590 RSUs, 193,636 RSAs, and 165,973 PBRSs to employees, and 9,237 RSUs and 8,965 DSUs to our non-employee members of the Board of Directors. No new stock options have been granted during 2020.

RSUs and RSAs generally have a three-year vesting period and vest in accordance with the following schedule: (a) one-third will vest on the first anniversary of the grant date, and (b) an additional one-sixth will vest on the first four six-month anniversaries of the initial vesting date. The vesting criteria for PBRSs are the attainment of certain predetermined performance goals throughout the three-year performance period and remaining employed by us throughout such three-year period. Depending on the estimated probability of attainment of those performance goals, the compensation expense recognized related to the awards could increase or decrease over the remaining vesting period. DSUs generally vest one year from the grant date. Stock options generally have a three-year vesting period and vest in accordance with the following schedule: (a) one-third will vest on the first anniversary of the grant date, and (b) an additional one-sixth will vest on the first four six-month anniversaries of the initial vesting date.

We measure compensation expense for all stock-based awards based on the estimated fair values on the date of the grant. The fair value of stock options granted was estimated using the Black-Scholes option-pricing valuation model. The fair value of RSUs, RSAs, PBRSs, and DSUs are determined using the closing stock price of our common stock on the date of grant.

A summary of the balances of our stock-based compensation plans as of June 27, 2020, and changes during the six months ended June 27, 2020, is presented below (in thousands, except per share data):

	Stock Options		Performance-Based Restricted Stock Awards		Restricted Stock Units and Restricted Stock Awards		Deferred Stock Units
	Number of Options	Weighted Average Exercise Price	Number of PBRSs	Weighted Average Grant Date Fair Value	Number of RSUs and RSAs	Weighted Average Grant Date Fair Value	Number of DSUs	Weighted Average Grant Date Fair Value
Balance, December 28, 2019	1,618	$16.44	—	$—	296	$23.85	23	$20.39
Granted	—	—	166	32.84	356	32.69	9	29.68
Exercised/released	(167)	8.34	—	—	(85)	23.00	—	—
Forfeited/expired	(117)	21.56	(20)	32.84	(96)	29.43	—	—
Balance, June 27, 2020	1,334	$17.00	146	$32.84	471	$29.55	32	$23.00

9. EARNINGS PER SHARE
Basic income per share is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted income per share includes the additional effect of all potentially dilutive securities, which includes dilutive stock-based awards granted under stock-based compensation plans.
The following table sets forth the calculation of earnings per share and weighted-average common shares outstanding at the dates indicated (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Net income	$33,482	$22,223	$41,962	$24,390

Weighted-average common shares outstanding—basic	86,937	84,577	86,883	84,387
Effect of dilutive securities	540	1,650	586	1,655
Weighted-average common shares outstanding—diluted	87,477	86,227	87,469	86,042

Earnings per share
Basic	$0.39	$0.26	$0.48	$0.29
Diluted	$0.38	$0.26	$0.48	$0.28
Effects of potentially dilutive securities are presented only in periods in which they are dilutive. For the three months ended June 27, 2020 and June 29, 2019, outstanding stock-based awards representing 0.5 million and 0.5 million shares, respectively, of common stock were excluded from the calculation of diluted earnings per share, because their effect would be anti-dilutive. For the six months ended June 27, 2020 and June 29, 2019, outstanding stock-based awards representing 0.2 million and 1.1 million shares, respectively, of common stock were excluded from the calculation of diluted earnings, because their effect would be anti-dilutive. In addition, 1.3 million shares of performance-based RSUs were excluded from the calculations of diluted earnings per share for the three and six months ended June 29, 2019, because these units were not considered to be contingent outstanding shares.
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

We distribute our products through a balanced omni-channel platform, consisting of our wholesale and direct-to-consumer (“DTC”) channels. In our wholesale channel, we sell our products through select national and regional accounts and an assemblage of independent retail partners throughout the United States and, more recently, Australia, Canada, Japan, and Europe. We carefully evaluate and select retail partners that have an image and approach that are consistent with our premium brand and pricing. Our domestic national and regional specialty retailers include Dick’s Sporting Goods, REI, Academy Sports + Outdoors, Bass Pro Shops / Cabela’s, Ace Hardware, Williams Sonoma and Lowe’s. We sell our products in our DTC channel to customers on YETI.com, country and region specific YETI websites, and YETI Authorized on the Amazon Marketplace, as well as customized products with licensed marks and original artwork through our website and corporate sales program. Additionally, we sell our full line of products in our retail stores in Austin and Dallas, Texas, Charleston, South Carolina, Chicago, Illinois, Denver, Colorado, and Fort Lauderdale, Florida. We may also open pop-up stores with initial lease terms of 24 months or less.

The terms “we,” “us,” “our,” and “the Company” as used herein and unless otherwise stated or indicated by context, refer to YETI Holdings, Inc. and its subsidiaries.
Recent Developments

Impacts of the COVID-19 Pandemic

In March 2020, the World Health Organization declared the novel strain of coronavirus (COVID-19) a global pandemic and recommended containment and mitigation measures. Since then, extraordinary actions have been taken by international, federal, state, and local public health and governmental authorities to contain and combat the outbreak and spread of COVID-19 in regions throughout the world. The pandemic has significantly impacted global economies, resulting in workforce and travel restrictions, supply chain and production disruptions for certain companies and reduced demand and spending across many industries. See Note 2 of the Notes to Unaudited Condensed Consolidated Financial Statements for further information.

Remote Work Arrangements and Suspension of Operations

During March and April 2020, in response to the COVID-19 outbreak and business disruption resulting from quarantines, “stay-at-home” orders, and similar mandates, we prioritized the health and safety of our employees and temporarily closed our retail stores, domestic customization operations, and offices, including our innovation center, and implemented a remote work policy for all of our non-production employees. To date, we have experienced minimal supply-chain disruptions related to the pandemic and have been able to meet our customers’ needs. Our supply chain, customization and logistics operations are all fully functioning. Our remote work arrangements remain in place for our non-production employees and have been designed to allow for continued operation of our business, including financial reporting systems and internal controls. During the second quarter of 2020, our retail stores reopened in line with guidance from local authorities. Additionally, we have added safety and cleaning protocols at our stores, customization and logistics operations, and offices.

Our digital commerce remains open via YETI.com, country and region-specific YETI websites, and YETI Authorized on the Amazon Marketplace, supported by third-party logistics providers and our employees working remotely.

Liquidity and Outlook Actions

On March 24, 2020, as a precautionary measure to enhance our liquidity position and to increase available cash on hand, we drew down $50.0 million on our $150.0 million revolving credit facility maturing on December 17, 2024 (the “Revolving Credit Facility”). During the second quarter of 2020, we repaid in full the $50.0 million borrowed under the Revolving Credit Facility. As of June 27, 2020, we had no outstanding borrowings and $150.0 million of availability under the Revolving Credit Facility.

In an effort to further enhance our liquidity position and provide additional financial flexibility in response to the impact of COVID-19, we have taken steps to preserve cash, including reductions in discretionary spending, lowering capital expenditures and investments, along with ongoing management of forward inventory receipts, and reducing payroll costs.

On May 7, 2020, we announced the withdrawal of our full year 2020 outlook. We also announced a temporary hiring suspension, employee furloughs, workforce reductions, temporary reductions of our senior leadership team’s base salaries and our Board of Directors’ waiver of annual cash compensation. Concurrent with the reopening of our retail stores, we have begun to bring employees back from furlough. We will continue to monitor the impact of the COVID-19 pandemic and may adjust our action plans accordingly as the situation progresses. At this time, we do not intend to provide a full year 2020 outlook.

Forward Looking Information

Given the novel and dynamic nature of this situation, we cannot reasonably estimate the full impact of the COVID-19 pandemic on YETI, its impact on our customers, retail partners, and suppliers, how quickly normal economic conditions will resume, or the related impact on our operations and demand for our products. Given the uncertainty of the situation, we believe that the pandemic could have a material adverse impact on our future revenue growth, financial condition, and future results of operations depending on the duration and severity of the COVID-19 pandemic, measures by federal, state and local authorities to prevent its spread and any worsening of the global economic conditions. We will continue to actively monitor the effects COVID-19 on our business. A prolonged period of store closures, changes in customer behaviors, and reductions of consumer discretionary spending would require us to re-evaluate our business assumptions and estimates. These conditions would likely result in lower future net sales, as well as, cash flow and supply chain disruptions, including manufacturing delays, product shortages, as well as product excesses if we are unable to appropriately manager our inventory levels.

Although the potential magnitude and duration of the business and economic impacts of COVID-19 are uncertain, we believe that the actions taken to date, together with our current operating plan, our strong cash position, including from cash generated from operations, inventory on hand and availability under our Revolving Credit Facility, will provide sufficient liquidity to fund our operations for at least the next twelve months.

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

Fiscal Year and Reporting Calendar. We operate on a 52-to 53-week fiscal year ending on the Saturday closest in proximity to December 31, such that each quarterly period will be 13 weeks in length, except during a 53-week year when the fourth quarter will be 14 weeks. Fiscal year 2020 will be a 53-week period. Unless otherwise stated, references to particular years, quarters, months and periods refer to our fiscal years ended in December and the associated quarters, months, and periods of those fiscal years. The unaudited consolidated financial results presented herein represent the three and six months ended June 27, 2020 and June 29, 2019.
Results of Operations

The discussion below should be read in conjunction with the following table and our unaudited financial statements, and related notes. The following table sets forth selected statement of operations data, and their corresponding percentage of net sales, for the periods indicated (dollars in thousands).

	Three Months Ended				Six Months Ended
	June 27, 2020		June 29, 2019		June 27, 2020		June 29, 2019
Statement of Operations
Net sales	$246,938	100%	$231,654	100%	$421,350	100%	$387,007	100%
Cost of goods sold	109,413	44%	115,377	50%	191,367	45%	194,103	50%
Gross profit	137,525	56%	116,277	50%	229,983	55%	192,904	50%
Selling, general, and administrative expenses	90,992	37%	81,277	35%	167,288	40%	149,120	39%
Operating income	46,533	19%	35,000	15%	62,695	15%	43,784	11%
Interest expense	(2,657)	1%	(5,695)	2%	(5,767)	1%	(11,762)	3%
Other income (expense)	900	0%	49	0%	(938)	0%	112	0%
Income before income taxes	44,776	18%	29,354	13%	55,990	13%	32,134	8%
Income tax expense	(11,294)	5%	(7,131)	3%	(14,028)	3%	(7,744)	2%
Net income	$33,482	14%	$22,223	10%	$41,962	10%	$24,390	6%

Three Months Ended June 27, 2020 Compared to June 29, 2019

	Three Months Ended
	June 27, 2020	June 29, 2019	Change
(dollars in thousands)			$	%
Net sales	$246,938	$231,654	$15,284	7%
Gross profit	$137,525	$116,277	$21,248	18%
Gross margin (Gross profit as a % of net sales)	55.7%	50.2%
Selling, general, and administrative expenses	$90,992	$81,277	$9,715	12%
SG&A as a % of net sales	36.8%	35.1%

Net Sales

Net sales increased $15.3 million, or 7%, to $246.9 million for the three months ended June 27, 2020, compared to $231.7 million for the three months ended June 29, 2019. This increase in net sales was primarily driven by growth in our DTC channel. DTC channel net sales increased $50.6 million, or 61%, to $133.0 million, compared to $82.5 million in the prior year quarter led by strong performance in both Coolers & Equipment and Drinkware. Net sales in our DTC channel were favorably impacted by a demand surge for outdoor recreation and leisure lifestyle products as the COVID-19 pandemic has significantly impacted consumers’ views towards how they spend their time experiencing nature and the outdoors, as well as more consumers shopping online while sheltering-in-place. Net sales in our wholesale channel decreased $35.3 million, or 24%, to $113.9 million, compared to $149.2 million in the same period last year, driven by both Coolers & Equipment and Drinkware. While wholesale net sales trends turned positive at the end of the second quarter of 2020, the sharp decline in net sales during April 2020, as a result of temporary store closures, adversely impacted the performance of the wholesale channel.

Net sales in our two primary product categories were as follows:

•Drinkware net sales decreased by $2.6 million, or 2%, to $114.3 million, compared to $117.0 million in the prior year quarter. Drinkware performance was driven by significant demand in the DTC channel that was more than offset by a decline in the wholesale channel.
•Coolers & Equipment net sales increased by $19.6 million, or 18%, to $128.6 million, compared to $109.1 million in the same period last year. The strong performance was driven by growth in soft coolers, hard coolers, and outdoor living products was partially offset by a decline in bags and cargo.

Gross Profit

Gross profit increased $21.2 million, or 18%, to $137.5 million, compared to $116.3 million in the prior year quarter. Gross margin increased 550 basis points to 55.7% from 50.2% in the prior year quarter. The increase in gross margin was primarily driven by:

•an increase in the mix of higher margin DTC channel net sales, which favorably impacted gross margin by approximately 430 basis points;
•product cost improvements across our product portfolio, particularly in our Drinkware category, which favorably impacted gross margin by approximately 120 basis points;
•decreased tariffs, which favorably impacted gross margin by 70 basis points; and
•lower inbound freight and other impacts, which favorably impacted gross margin by 20 basis points.

These factors, which contributed to an increase in gross margin, were partially offset by an unfavorable impact due to increased inventory reserves, which unfavorably impacted gross margin by 90 basis points.

Selling, General, and Administrative Expenses

SG&A expenses increased by $9.7 million, or 12%, to $91.0 million for the three months ended June 27, 2020, compared to $81.3 million for the three months ended June 29, 2019. SG&A expenses as a percentage of net sales increased to 36.8% for the three months ended June 27, 2020 compared to 35.1% for the three months ended June 29, 2019. The increase in SG&A expenses was primarily driven by:

•an increase in variable expenses of $10.8 million, or a 380 basis point increase, driven by:
–our faster growing DTC channel net sales, which grew to 54% of net sales during the period, including outbound freight, online marketplace fees, third-party logistics fees, and credit card processing fees; and
•a decrease in non-variable expenses of $1.1 million, or a 205 basis point decrease, comprised of:
–decreased professional fees;
–lower non-cash stock-based compensation expense;
–lower marketing expenses;
–and COVID-19 related savings, including lower travel expense and other cost saving initiatives;
These declines were partially offset by:
–increased non-variable third-party logistics fees;
–increased personnel expenses to support long-term growth in our business;
–increased depreciation and amortization expense;
–increased insurance expenses; and
–increased facilities costs and other operating expenses.

Non-Operating Expenses

Interest expense was $2.7 million for the three months ended June 27, 2020, compared to $5.7 million for the three months ended June 29, 2019. The decrease in interest expense was primarily due to lower interest rates and a lower average debt balance.

Income tax expense was $11.3 million for the three months ended June 27, 2020, compared to $7.1 million for the three months ended June 29, 2019. The increase in income tax expense is due to higher income before income taxes. The effective tax rate for the three months ended June 27, 2020 was 25%, compared to 24% for the three months ended June 29, 2019.

Six Months Ended June 27, 2020 Compared to June 29, 2019

	Six Months Ended		Change
	June 27, 2020	June 29, 2019
(dollars in thousands)			$	%
Net sales	$421,350	$387,007	$34,343	9%
Gross profit	$229,983	$192,904	$37,079	19%
Gross margin (Gross profit as a % of net sales)	54.6%	49.8%
Selling, general, and administrative expenses	$167,288	$149,120	$18,168	12%
SG&A as a % of net sales	39.7%	38.5%

Net Sales

Net sales increased $34.3 million, or 9%, to $421.4 million for the six months ended June 27, 2020, compared to $387.0 million for the six months ended June 29, 2019. This increase in net sales was primarily driven by growth in our DTC channel. DTC channel net sales increased $68.4 million, or 47%, to $212.6 million, compared to $144.2 million in the prior year period, led by strong performance in both Coolers & Equipment and Drinkware categories. Net sales in our DTC channel were favorably impacted by the demand surge for outdoor recreation and leisure lifestyle products as the COVID-19 pandemic has significantly impacted consumers’ views towards how they spend their time experiencing nature and the outdoors as well as more consumers shopping online while sheltering-in-place. Net sales in our wholesale channel decreased $34.1 million, or 14%, to $208.7 million, compared to $242.8 million in the same period last year, primarily driven by both Coolers & Equipment and Drinkware categories. While wholesale net sales trends returned to positive growth at the end of the second quarter of 2020, the sharp decline of net sales during March and April 2020, as a result of temporary store closures, adversely impacted the performance of the wholesale channel.

Net sales in our two primary product categories were as follows:

•Drinkware net sales increased by $19.0 million, or 9%, to $226.9 million, compared to $207.9 million in the prior year period, primarily driven by the continued expansion of our Drinkware product offerings, including the introduction of new colorways and sizes, and strong demand for customization.
•Coolers & Equipment net sales increased by $19.4 million, or 11%, to $188.1 million, compared to $168.7 million in the same period last year, primarily driven by the strong performance of soft coolers, hard coolers, and outdoor living products, partially offset by a decline in bags and cargo.

Gross Profit

Gross profit increased $37.1 million, or 19%, to $230.0 million compared to $192.9 million in the prior year period. Gross margin increased 470 basis points to 54.6% from 49.8% in the same period last year. The increase in gross margin was primarily driven by:

•an increase in the mix of higher margin DTC channel net sales, which favorably impacted gross margin by approximately 290 basis points;
•product cost improvements across our product portfolio, particularly in our Drinkware category, which favorably impacted gross margin by approximately 140 basis points;
•decreased tariffs, which favorably impacted gross margin by 30 basis points; and
•lower inbound freight and other impacts, which favorably impacted gross margin by 60 basis points.

These factors, which contributed to an increase in gross margin, were partially offset by the unfavorable impact of an increase in inventory reserves, which unfavorably impacted gross margin by 50 basis points.

Selling, General, and Administrative Expenses

SG&A expenses increased by $18.2 million, or 12%, to $167.3 million for the six months ended June 27, 2020 compared to $149.1 million for the six months ended June 29, 2019. As a percentage of net sales, SG&A increased 120 basis points to 39.7% for the six months ended June 27, 2020. The increase in SG&A expenses was primarily driven by:

•an increase in variable expenses of $15.5 million, or a 300 basis point increase, driven by:
–our faster growing DTC channel net sales, which grew to 50% of net sales during the period, including outbound freight, online marketplace fees, third-party logistics fees, and credit card processing fees; and
•a decrease in non-variable expenses of $2.7 million, or a 180 basis point decrease, comprised of:
–lower marketing expenses;
–lower non-cash stock-based compensation expense;
–decreased professional fees; and
–COVID-19 related savings; including lower travel expense and other cost saving initiatives;
These declines were partially offset by:
–increased non-variable third-party logistics fees;
–increased personnel expenses to support long-term growth in our business;
–increased depreciation and amortization expense; and
–increased facilities costs and other operating expenses.

Non-Operating Expenses

Interest expense was $5.8 million for the six months ended June 27, 2020, compared to $11.8 million for the six months ended June 29, 2019. The decrease in interest expense was primarily due to lower interest rates and a lower average debt balance.

Income tax expense was $14.0 million for the six months ended June 27, 2020, compared to $7.7 million for the six months ended June 29, 2019. The increase in income tax expense is due to higher income before income taxes and a higher effective tax rate. The effective tax rate for the six months ended June 27, 2020 was 25%, compared to 24% for the six months ended June 29, 2019.

Liquidity and Capital Resources

General

Our cash requirements have principally been for working capital purposes, long-term debt repayments, and capital expenditures. We fund our working capital, primarily inventory, accounts receivable, and capital investments from cash flows from operating activities, cash on hand, and borrowings available under our Revolving Credit Facility. As discussed in the Recent Developments section above, although the potential magnitude and duration of the business and economic impacts of COVID-19 are uncertain, we believe that the actions taken to date, together with our current operating plan, our strong cash position, including from cash generated from operations, inventory on hand and availability under our Revolving Credit Facility, will be sufficient to satisfy our liquidity needs and capital expenditure requirements for at least the next twelve months.

Current Liquidity

As of June 27, 2020, we had $108.8 million of working capital (excluding cash), a cash balance of $127.5 million, and $150.0 million of availability under our Revolving Credit Facility.

Credit Facility

We have a $450.0 million senior secured credit facility (the “Credit Facility”) that provides for: (a) a $150.0 million Revolving Credit Facility maturing on December 17, 2024; and (b) a $300.0 million Term Loan A maturing on December 17, 2024 (the “Term Loan A”). In December 2019, we amended our existing Credit Facility to, among other changes, increase the remaining principal amount of Term Loan A from approximately $298.0 million to $300.0 million, increase the commitments under the Revolving Credit Facility from $100.0 million to $150.0 million, and extend the maturity date of both Term Loan A and the Revolving Credit Facility from May 19, 2021 to December 17, 2024.

At June 27, 2020, we had $292.5 million principal amount of indebtedness outstanding under our Term Loan A. At June 29, 2019, we had $309.1 million principal amount of indebtedness outstanding under our previous Term Loan A. The weighted average interest rates for borrowings under Term Loan A and our outstanding balance under the Revolving Credit Facility until it was repaid in June 2020 were 3.26% and 2.92%, respectively, during the six months ended June 27, 2020, and 6.36% for the Term Loan A during the six months ended June 29, 2019.

The Credit Facility requires us to comply with certain covenants, including financial covenants regarding our total net leverage ratio and interest coverage ratio. Fluctuations in these ratios may increase our interest expense. Failure to comply with these covenants and certain other provisions of the Credit Facility, or the occurrence of a change of control, could result in an event of default and an acceleration of our obligations under the Credit Facility or other indebtedness that we may incur in the future. At June 27, 2020, we were in compliance with all covenants under the Credit Facility, and we expect to remain in compliance throughout the remainder of 2020.

Cash Flows from Operating, Investing, and Financing Activities

The following table summarizes our cash flows from operating, investing and financing activities for the periods indicated (in thousands):

	Six Months Ended
	June 27, 2020	June 29, 2019
Cash flows provided by (used in):
Operating activities	$72,351	$9,766
Investing activities	(10,929)	(30,000)
Financing activities	(6,898)	(21,686)
Operating Activities

Net cash provided by operating activities was $72.4 million in the six months ended June 27, 2020 and was primarily driven by net income of $42.0 million, total non-cash items of $25.3 million, and a decrease in net working capital items of $5.1 million. Non-cash items primarily consisted of depreciation and amortization of $15.4 million, non-cash stock-based compensation expense of $4.0 million, deferred income taxes of $3.5 million, other items of $1.2 million, primarily consisting of unrealized foreign currency transaction losses, impairment of long-lived assets of $0.6 million, and amortization of deferred financing fees of $0.5 million. The change in net working capital items was primarily due to a $46.7 million decrease in inventory, resulting from delayed purchase orders resulting from the precautionary measures to provide enhanced financial flexibility during the COVID-19 pandemic, as well as the unplanned nature of the demand surge in our DTC channel net sales, a $9.4 million increase in taxes payable, a $6.2 million decrease in other assets, partially offset by a $52.8 million decrease in accounts payable and accrued expenses, resulting from delayed purchase orders as noted above, and a $4.4 million increase in accounts receivable.
Net cash provided by operating activities was $9.8 million in the six months ended June 29, 2019 and was driven by net income of $24.4 million and total non-cash items of $29.6 million, partially offset by an increase in net working capital items of $44.3 million. Non-cash items primarily consisted of depreciation and amortization of $13.8 million, non-cash stock-based compensation expense of $8.3 million, deferred income taxes of $6.3 million, the amortization of deferred financing fees of $1.1 million, and impairment of long-lived assets of $0.1 million. The change in net working capital items was primarily due to a $36.2 million increase in inventory, a $15.9 million increase in accounts receivable, a $5.5 million increase in other current assets driven by prepaid information technology and marketing expenses, and a $4.7 million decrease in taxes payable, partially offset by a $16.5 million increase in accounts payable and accrued expenses related to trade payables and amounts owed to our third-party manufacturers, and a $1.6 million increase in other liabilities related to our adoption of the new lease standard, Accounting Standards Codification (“ASC”) 842 (see Note 1 of the Notes to the Unaudited Condensed Consolidated Financial Statements for further information on our adoption of ASC 842).
Investing Activities
Net cash used in investing activities of $10.9 million for the six months ended June 27, 2020 was primarily related to $7.2 million of purchases of property and equipment for production molds, facilities, tooling and equipment, and technology systems infrastructure, and $3.8 million of purchases of intangibles such as trademark assets and patents.
Net cash used in investing activities of $30.0 million for the six months ended June 29, 2019 was primarily related to $16.8 million of purchases of property and equipment for technology systems infrastructure, production molds, tooling, equipment, and facilities, and $13.2 million of purchases of intangibles such as trademark assets and patents.
Financing Activities

Net cash used in financing activities was $6.9 million for the six months ended June 27, 2020 resulting from, $7.5 million of repayments of long-term debt, and $0.7 million of taxes paid related to the net share settlement of stock-based compensation, partially offset by $1.4 million of proceeds from employee stock transactions.

Net cash used in financing activities was $21.7 million for the six months ended June 29, 2019 resulting from $23.8 million of repayments of long-term debt, partially offset by $2.1 million of proceeds from employee stock transactions.

For 2020, we expect capital expenditures for property and equipment to be between $25 million and $30 million, primarily related to new product development, technology systems infrastructure, opening of new retail stores, investments in production molds and tooling and equipment.

Off-Balance Sheet Arrangements

At June 27, 2020 and December 28, 2019, we had no off-balance sheet debt or arrangements.
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
Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding disclosures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on the evaluation of our disclosure controls and procedures as of June 27, 2020, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of that date due to a material weakness in internal control over financial reporting related to ineffective information technology general controls (“ITGCs”) that was disclosed in our Annual Report on Form 10-K for the year ended December 28, 2019 that has not been fully remediated.

Changes in Internal Control over Financial Reporting

During the quarter ended June 27, 2020, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

The risks and uncertainties discussed below update and supersede the risks and uncertainties previously disclosed in Part I, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended March 28, 2020, which was filed with the SEC on May 7, 2020.

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

Since being reported in December 2019, COVID-19 has spread globally, including to every state in the United States, and has been declared a pandemic by the World Health Organization. The COVID-19 pandemic and preventative measures taken to contain or mitigate such have caused, and are continuing to cause, business slowdown or shutdown in affected areas and significant disruption in the financial markets both globally and in the United States, which could lead to a decline in discretionary spending by consumers, and in turn impact, possibly materially, our business, sales, financial condition and results of operations. The impacts include, but are not limited to:

•the possibility of renewed retail store closures or reduced operating hours and/or decreased retail traffic;
•disruption to our distribution centers and our third-party manufacturing partners and other vendors, including the effects of facility closures as a result of outbreaks of COVID-19 or measures taken by federal, state or local governments to reduce its spread, reductions in operating hours, labor shortages, and real time changes in operating procedures, including for additional cleaning and disinfection procedures; and
•significant disruption of global financial markets, which could have a negative impact on our ability to access capital in the future.

The further spread of COVID-19, and the requirements to take action to help limit the spread of the illness, could impact our ability to carry out our business as usual and may materially adversely impact global economic conditions, our business, results of operations, cash flows and financial condition. The extent of the impact of COVID-19 on our business and financial results will depend on future developments, including the duration and spread of the outbreak within the markets in which we operate, the related impact on consumer confidence and spending, and the effect of governmental regulations imposed in response to the pandemic, all of which are highly uncertain and ever-changing. The sweeping nature of the COVID-19 pandemic makes it extremely difficult to predict how our business and operations will be affected in the longer run. However, the likely overall economic impact of the pandemic is viewed as highly negative to the general economy. Any of the foregoing factors, or other cascading effects of the coronavirus pandemic, could materially increase our costs, negatively impact our sales and damage our results of operations and liquidity, possibly to a significant degree. The duration of any such impacts cannot be predicted.

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

Our products are discretionary items for customers. Therefore, the success of our business depends significantly on economic factors and trends in consumer spending. There are a number of factors that influence consumer spending, including actual and perceived economic conditions, consumer confidence, disposable consumer income, consumer credit availability, unemployment, and tax rates in the markets where we sell our products. Consumers also have discretion as to where to spend their disposable income and may choose to purchase other items or services if we do not continue to provide authentic, compelling, and high-quality products at appropriate price points. As global economic conditions continue to be volatile and economic uncertainty remains, trends in consumer discretionary spending also remain unpredictable and subject to declines. Any of these factors could harm discretionary consumer spending, resulting in a reduction in demand for our premium products, decreased prices, and harm to our business and results of operations. Moreover, consumer purchases of discretionary items, such as our products, tend to decline during recessionary periods when disposable income is lower or during other periods of economic instability or uncertainty, which may slow our growth more than we anticipate. A downturn in the economies in markets in which we sell our products, particularly in the United States, may materially harm our sales, profitability, and financial condition. For example, the adverse effects of COVID-19 across geographies could lead to a decline in discretionary spending by consumers, resulting in a reduction in demand for our products, and in turn may materially impact our sales, profitability, and financial condition.

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

Our products are produced by third-party contract manufacturers. We face the risk that these third-party contract manufacturers may not produce and deliver our products on a timely basis or at all. We have experienced, and will likely continue to experience, operational difficulties with our manufacturers. These difficulties include reductions in the availability of production capacity, errors in complying with product specifications and regulatory and customer requirements, insufficient quality control, failures to meet production deadlines, failure to achieve our product quality standards, increases in costs of materials, and manufacturing or other business interruptions. The ability of our manufacturers to effectively satisfy our production requirements could also be impacted by manufacturer financial difficulty or damage to their operations caused by fire, terrorist attack, riots, natural disaster, public health issues such as the current COVID-19 pandemic (or other future pandemics or epidemics), or other events. The failure of any manufacturer to perform to our expectations could result in supply shortages or delays for certain products and harm our business. If we experience significantly increased demand, or if we need to replace an existing manufacturer due to lack of performance, we may be unable to supplement or replace our manufacturing capacity on a timely basis or on terms that are acceptable to us, which may increase our costs, reduce our margins, and harm our ability to deliver our products on time. For certain of our products, it may take a significant amount of time to identify and qualify a manufacturer that has the capability and resources to produce our products to our specifications in sufficient volume and satisfy our service and quality control standards.

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

We depend on a limited number of third-party contract manufacturers for the sourcing of our products. For our hard coolers, soft coolers, Drinkware, bags, and outdoor living and pet products, our two largest manufacturers comprised approximately 87%, 80%, 74%, 96%, and 92%, respectively, of our production volume during the first six months of 2020. For our cargo, two manufacturers accounted for all of the production of each product in the first six months of 2020. As a result of this concentration in our supply chain, our business and operations would be negatively affected if any of our key manufacturers were to experience significant disruption affecting the price, quality, availability, or timely delivery of products. Our manufacturers could also be acquired by our competitors and may become our direct competitors, thus limiting or eliminating our access to manufacturing capacity. The partial or complete loss of our key manufacturers, or a significant adverse change in our relationship with any of these manufacturers, could result in lost sales, added costs, and distribution delays that could harm our business and customer relationships.

Our results of operations could be materially harmed if we are unable to accurately forecast demand for our products.

To ensure adequate inventory supply, we must forecast inventory needs and place orders with our manufacturers before firm orders are placed by our customers. If we fail to accurately forecast customer demand, we may experience excess inventory levels or a shortage of product to deliver to our customers. Factors that could affect our ability to accurately forecast demand for our products include: (a) an increase or decrease in consumer demand for our products; (b) our failure to accurately forecast consumer acceptance for our products; (c) product introductions by competitors; (d) unanticipated changes in general market conditions or other factors, which may result in cancellations of advance orders or a reduction or increase in the rate of reorders or at-once orders placed by retailers; (e) the impact on consumer demand due to unseasonable weather conditions; (f) weakening of economic conditions or consumer confidence in future economic conditions, which could reduce demand for discretionary items, such as our products; and (g) terrorism or acts of war, or the threat thereof, political or labor instability or unrest, riots, public health crises such as the current COVID-19 pandemic (or other future pandemics or epidemics), or xenophobia resulting therefrom, which could adversely affect consumer confidence and spending or interrupt production and distribution of product and raw materials.

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

Eighteen percent of our gross sales for 2019 and 15% of our gross sales for the six months ended June 27, 2020, were made to independent retail partners. These retail partners may decide to emphasize products from our competitors, to redeploy their retail floor space to other product categories, or to take other actions that reduce their purchases of our products. We do not receive long-term purchase commitments from our independent retail partners, and orders received from our independent retail partners are cancellable. Factors that could affect our ability to maintain or expand our sales to these independent retail partners include: (a) failure to accurately identify the needs of our customers; (b) a lack of customer acceptance of new products or product expansions; (c) unwillingness of our independent retail partners and customers to attribute premium value to our new or existing products or product expansions relative to competing products; (d) failure to obtain shelf space from our retail partners; (e) new, well-received product introductions by competitors; (f) damage to our relationships with independent retail partners due to brand or reputational harm; (g) delays or defaults on our retail partners’ payment obligations to us; and (h) store closures, decreased foot traffic, recession or other adverse effects resulting from public health crises such as the current COVID-19 pandemic (or other future pandemics or epidemics).

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

For 2019 and the six months ended June 27, 2020, our DTC channel accounted for 42% and 50% of our net sales, respectively. Part of our growth strategy involves increasing sales through our DTC channel. However, we have limited operating experience executing the retail component of this strategy. The level of customer traffic and volume of customer purchases through our country and region-specific YETI websites or other e-commerce initiatives are substantially dependent on our ability to provide a content-rich and user-friendly website, a hassle-free customer experience, sufficient product availability, and reliable, timely delivery of our products. If we are unable to maintain and increase customers’ use of our website, allocate sufficient product to our website, and increase any sales through our website, our business, and results of operations could be harmed.

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

We have and may continue to expand our existing DTC channel by opening new retail and pop-up stores. We opened retail stores in Charleston, South Carolina, Chicago, Illinois, and Denver, Colorado, in June 2019, September 2019 and June 2020, respectively. We also opened a pop-up store in each of Austin, Texas, Dallas, Texas, and Ft. Lauderdale, Florida, in October 2019, November 2019 and March 2020, respectively, and we plan to open an additional pop-up store in West Palm Beach, Florida, in August 2020. Our ability to open new retail stores in a timely manner and operate them profitably depends on a number of factors, many of which are beyond our control, including:

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

We have limited experience in opening retail stores and may not be able to successfully address the risks that they entail. For example, due to the current COVID-19 pandemic, which resulted in widespread government mandated temporary store closures or reduced hours during the second quarter of Fiscal 2020 that may be re-imposed by governmental authorities in certain geographies to reduce the spread of COVID-19, our ability to implement our full retail store strategy, achieve desired net sales growth and maintain consistent levels of profitability in our retail stores has been, and continues to be, disrupted. In order to pursue our retail store strategy, we will be required to expend significant cash resources prior to generating any sales in these stores. We may not generate sufficient sales from these stores to justify these expenses, which could harm our business and profitability. The substantial management time and resources that may be required to execute retail store expansion in the future could also result in disruption to our existing business operations, which may decrease our net sales and profitability.

Insolvency, credit problems or other financial difficulties that could confront our retail partners could expose us to financial risk.

We sell to the large majority of our retail partners on open account terms and do not require collateral or a security interest in the inventory we sell them. Consequently, our accounts receivable with our retail partners are unsecured. Insolvency, credit problems, or other financial difficulties confronting our retail partners could expose us to financial risk. These actions could expose us to risks if they delay or are unable to pay for the products they purchase from us. Financial difficulties of our retail partners could also cause them to reduce their sales staff, use of attractive displays, number or size of stores, and the amount of floor space dedicated to our products. For example, the COVID-19 pandemic has caused public health officials to recommend precautions to mitigate the spread of the virus that has resulted in widespread temporary store closures or reduced store hours for our retail partners. There is significant uncertainty surrounding the ultimate duration of these actions and consumer willingness to visit retail stores during the COVID-19 pandemic and in the future, which may lead to a material reduction in sales of our products by our retail partners. Any reduction in sales by, or loss of, our current retail partners or customer demand, or credit risks associated with our retail partners, could harm our business, results of operations, and financial condition.

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

Continued expansion into markets outside the United States, including Canada, Australia, Europe and Japan, is one of our key long-term strategies for the future growth of our business. There are, however, significant costs and risks inherent in selling our products in international markets, including: (a) failure to effectively translate and establish our core brand identity, particularly in markets with a less-established heritage of outdoor and recreational activities; (b) time and difficulty in building a widespread network of retail partners; (c) increased shipping and distribution costs, which could increase our expenses and reduce our margins; (d) potentially lower margins in some regions; (e) longer collection cycles in some regions; (f) increased competition from local providers of similar products; (g) compliance with foreign laws and regulations, including taxes and duties, enhanced privacy laws, rules, and regulations, and product liability laws, rules, and regulations, particularly in the European Union; (h) establishing and maintaining effective internal controls at foreign locations and the associated increased costs; (i) increased counterfeiting and the uncertainty of protection for intellectual property rights in some countries and practical difficulties of enforcing rights abroad; (j) compliance with anti-bribery, anti-corruption, sanctions, and anti-money laundering laws, such as the FCPA, the Bribery Act, and OFAC regulations, by us, our employees, and our business partners; (k) currency exchange rate fluctuations and related effects on our results of operations; (l) economic weakness, including inflation, or political instability in foreign economies and markets; (m) compliance with tax, employment, immigration, and labor laws for employees living or traveling abroad; (n) workforce uncertainty in countries where labor unrest is more common than in the United States; (o) business interruptions resulting from geopolitical actions, including war and terrorism, riots, natural disasters, including earthquakes, typhoons, floods, and fires, public health issues, including the outbreak of a pandemic or contagious disease, such as COVID-19, or xenophobia resulting therefrom; (p) the imposition of tariffs on products that we import into international markets that could make such products more expensive compared to those of our competitors; (q) that our ability to expand internationally could be impacted by the intellectual property rights of third parties that conflict with or are superior to ours; and (r) other costs and risks of doing business internationally.

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

Our business is vulnerable to damage or interruption from earthquakes, fires, floods, power losses, telecommunications failures, terrorist attacks, acts of war, riots, public health crises, human errors, criminal acts, and similar events. For example, a significant natural disaster, such as an earthquake, fire, or flood, could harm our business, results of operations, and financial condition, and our insurance coverage may be insufficient to compensate us for losses that may occur. Our corporate offices, one of our distribution centers, and one of our data center facilities are located in Texas, a state that frequently experiences floods and storms. In addition, the facilities of our suppliers and where our manufacturers produce our products are located in parts of Asia that frequently experience typhoons and earthquakes. Acts of terrorism and public health crises, such as the current COVID-19 pandemic (or other future pandemics or epidemics), could also cause disruptions in our or our suppliers’, manufacturers’, and logistics providers’ businesses or the economy as a whole. While the main elements of our supply chain have not yet been materially impacted by the COVID-19 pandemic, we were forced to temporarily close our domestic customization operations, and the likely overall impact of the pandemic is viewed as highly negative to the general economy. We may not have sufficient protection or recovery plans in some circumstances, such as natural disasters affecting Texas or other locations where we have operations or store significant inventory. Our servers may also be vulnerable to computer viruses, criminal acts, denial-of-service attacks, ransomware, and similar disruptions from unauthorized tampering with our computer systems, which could lead to interruptions, delays, or loss of critical data. As we rely heavily on our information technology and communications systems and the Internet to conduct our business and provide high-quality customer service, these disruptions could harm our ability to run our business and either directly or indirectly disrupt our suppliers’ or manufacturers’ businesses, which could harm our business, results of operations, and financial condition.

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

As of June 27, 2020, we had $292.5 million principal amount of indebtedness outstanding under the Credit Facility (as defined in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” of this Report). The Credit Facility is jointly and severally guaranteed by certain of our wholly-owned material subsidiaries, including YETI Coolers, LLC, which we refer to as YETI Coolers, and YETI Custom Drinkware LLC, which we refer to as YCD, and any of our future subsidiaries that become guarantors, together, which we refer to as the Guarantors, and is also secured by a first-priority lien on substantially all of our assets and the assets of the Guarantors, in each case subject to certain customary exceptions. We may, from time to time, incur additional indebtedness under the Credit Facility.

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

Our operations are subject to many hazards and operational risks inherent to our business, including: (a) general business risks; (b) product liability; (c) product recall; and (d) damage to third parties, our infrastructure, or properties caused by fires, floods and other natural disasters, power losses, telecommunications failures, terrorist attacks, riots, public health crises such as the current COVID-19 pandemic (and other future pandemics or epidemics), human errors, and similar events.

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
•general market conditions; and
•other events or factors, including those resulting from war, incidents of terrorism, riots, natural disasters, and public health crises such as the current COVID-19 pandemic (or other future pandemics or epidemics), or responses to these events, which could be unrelated to us or outside of our control.

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

Our directors, executive officers, and other holders of more than 5% of our common stock, together with their affiliates, own, in the aggregate, approximately 22% of our outstanding common stock as of the date of this Report. As a result, these stockholders have the ability to control the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation, or sale of all or substantially all of our assets. In addition, these stockholders have the ability to control the management and affairs of our company. Accordingly, this concentration of ownership might decrease the market price of our common stock by:

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

Our stock price could decline as a result of substantial sales of our common stock or the perception or anticipation that such sales could occur, particularly sales by our directors, executive officers, and significant stockholders, a large number of shares of our common stock becoming available for sale, or the perception in the market that holders of a large number of shares intend to sell their shares. As of June 27, 2020, we had 87,004,268 shares of our common stock outstanding.

Under the Registration Rights Agreement, dated as of October 24, 2018, by and among the Company, Cortec Group Fund V, L.P. and its affiliates (collectively, “Cortec”), our Founders, certain of their respective affiliates, and certain other stockholders (as amended, the "Registration Rights Agreement"), certain of the parties thereto have demand registration rights in respect of the shares of common stock they hold, subject to certain conditions. In addition, in the event that we register additional shares of common stock for sale to the public, we are required to give notice of the registration to the parties to the Registration Rights Agreement and, subject to certain limitations, include shares of common stock held by them in the registration. In addition, certain of our stockholders have adopted trading plans established under Rule 10b5-1 of the Exchange Act, pursuant to which they each sell, subject to the terms of such trading plans, a significant portion of their remaining shares of common stock. If our existing stockholders register or sell substantial amounts of our common stock, this could harm the market price of our common stock, even if there is no relationship between the registration or sales and the performance of our business. In addition, as restrictions on resale end, the market price of our shares of common stock could drop if the holders of these shares sell them or are perceived by the markets as intending to sell them. These factors could also make it more difficult for us to raise additional funds through future offerings of our shares of common stock or other securities.

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

Item 6. Exhibits.

Exhibit Number	Exhibit

3.1	Amended and Restated Certificate of Incorporation of YETI Holdings, Inc. (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K on October 26, 2018 and incorporated herein by reference)

3.2	Amended and Restated Bylaws of YETI Holdings, Inc. (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K on October 26, 2018 and incorporated herein by reference)

10.1*†	Form of Time-Based Restricted Stock Award Agreement under the YETI Holdings, Inc. 2018 Equity and Performance Incentive Plan

10.2*†	Form of Performance-Based Restricted Stock Agreement under the YETI Holdings, Inc. 2018 Equity and Performance Incentive Plan

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*
The following unaudited financial statements from YETI Holdings, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 29, 2019, formatted in Inline eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Equity, (v) Consolidated Statements of Cash Flows, and (v) Notes to the Unaudited Condensed Consolidated Financial Statements

104*	Cover Page Interactive Data File (embedded within the Exhibit 101 Inline XBRL document)

* Filed herewith.
** Furnished herewith.
† Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

YETI Holdings, Inc.

Dated: August 6, 2020	By:	/s/ Matthew J. Reintjes
Matthew J. Reintjes
President and Chief Executive Officer, Director (Principal Executive Officer)

Dated: August 6, 2020	By:	/s/ Paul C. Carbone
Paul C. Carbone
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)