Form 10-Q
period 2020-09-26
YETI Holdings, Inc.
filed 2020-11-05
CIK 1670592

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________________________
FORM 10-Q
____________________________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 26, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
There were 87,082,276 shares of Common Stock ($0.01 par value) outstanding as of October 30, 2020.

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

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements.
YETI HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except per share data)

	September 26, 2020	December 28, 2019
ASSETS
Current assets
Cash	$234,813	$72,515
Accounts receivable, net	71,189	82,688
Inventory	134,632	185,700
Prepaid expenses and other current assets	14,069	19,644
Total current assets	454,703	360,547
Property and equipment, net	75,355	82,610
Operating lease right-of-use assets	34,652	37,768
Goodwill	54,293	54,293
Intangible assets, net	91,572	90,850
Deferred income taxes	1,114	1,082
Deferred charges and other assets	883	2,389
Total assets	$712,572	$629,539

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$101,850	$83,823
Accrued expenses and other current liabilities	56,390	42,088
Taxes payable	14,333	3,329
Accrued payroll and related costs	17,735	18,119
Current operating lease liabilities	8,425	7,768
Current maturities of long-term debt	20,819	15,185
Total current liabilities	219,552	170,312
Long-term debt, net of current portion	215,823	281,715
Operating lease liabilities, non-current	37,679	42,200
Other liabilities	16,885	13,307
Total liabilities	489,939	507,534

Commitments and contingencies (Note 11)

Stockholders’ Equity
Common stock, par value $0.01; 600,000 shares authorized; 87,064 and 86,774 shares issued and outstanding at September 26, 2020 and December 28, 2019, respectively	871	868
Preferred stock, par value $0.01; 30,000 shares authorized; no shares issued or outstanding	—	—
Additional paid-in capital	317,996	310,678
Accumulated deficit	(96,138)	(189,545)
Accumulated other comprehensive (loss) income	(96)	4
Total stockholders’ equity	222,633	122,005
Total liabilities and stockholders’ equity	$712,572	$629,539
See Notes to Unaudited Condensed Consolidated Financial Statements

YETI HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Net sales	$294,603	$229,125	$715,953	$616,132
Cost of goods sold	120,627	109,049	311,994	303,152
Gross profit	173,976	120,076	403,959	312,980
Selling, general, and administrative expenses	103,864	86,071	271,152	235,191
Operating income	70,112	34,005	132,807	77,789
Interest expense	(1,963)	(5,319)	(7,730)	(17,081)
Other expense	(82)	(304)	(1,020)	(192)
Income before income taxes	68,067	28,382	124,057	60,516
Income tax expense	(16,622)	(7,080)	(30,650)	(14,824)
Net income	$51,445	$21,302	$93,407	$45,692

Net income per share
Basic	$0.59	$0.25	$1.07	$0.54
Diluted	$0.58	$0.25	$1.07	$0.53

Weighted-average common shares outstanding
Basic	87,032	85,285	86,933	84,686
Diluted	88,094	86,373	87,677	86,152
See Notes to Unaudited Condensed Consolidated Financial Statements

YETI HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(in thousands)

	Three Months Ended		Nine Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Net income	$51,445	$21,302	$93,407	$45,692
Other comprehensive loss
Foreign currency translation adjustments	(433)	(95)	(100)	(35)
Total comprehensive income	$51,012	$21,207	$93,307	$45,657
See Notes to Unaudited Condensed Consolidated Financial Statements

YETI HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(In thousands)

	Three Months Ended September 26, 2020
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance, June 27, 2020	87,004	$870	$315,405	$(147,583)	$337	$169,029
Stock-based compensation	—	—	2,279	—	—	2,279
Common stock issued under employee benefit plans	67	1	635	—	—	636
Common stock withheld related to net share settlement of stock-based compensation	(7)	—	(323)	—	—	(323)
Other comprehensive loss	—	—	—	—	(433)	(433)
Net income	—	—	—	51,445	—	51,445
Balance, September 26, 2020	87,064	$871	$317,996	$(96,138)	$(96)	$222,633

	Three Months Ended September 28, 2019
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance, June 29, 2019	84,820	$848	$278,671	$(215,533)	$(34)	$63,952
Stock-based compensation	—	—	2,113	—	—	2,113
Common stock issued under employee benefit plans	955	10	634	—	—	644
Adoption of new accounting standard	—	—	—	(56)	—	(56)
Other comprehensive loss	—	—	—	—	(95)	(95)
Net income	—	—	—	21,302	—	21,302
Balance, September 28, 2019	85,775	$858	$281,418	$(194,287)	$(129)	$87,860
See Notes to Unaudited Condensed Consolidated Financial Statements

YETI HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(In thousands)

	Nine Months Ended September 26, 2020
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance, December 28, 2019	86,774	$868	$310,678	$(189,545)	$4	$122,005
Stock-based compensation	—	—	6,315	—	—	6,315
Common stock issued under employee benefit plans	319	3	2,030	—	—	2,033
Common stock withheld related to net share settlement of stock-based compensation	(29)	—	(1,027)	—	—	(1,027)
Other comprehensive loss	—	—	—	—	(100)	(100)
Net income	—	—	—	93,407	—	93,407
Balance, September 26, 2020	87,064	$871	$317,996	$(96,138)	$(96)	$222,633

	Nine Months Ended September 28, 2019
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance, December 29, 2018	84,196	$842	$268,327	$(240,104)	$(94)	$28,971
Stock-based compensation	—	—	10,399	—	—	10,399
Common stock issued under employee benefit plans	1,579	16	2,692	—	—	2,708
Adoption of new accounting standard	—	—	—	500	—	500
Dividends	—	—	—	(375)	—	(375)
Other comprehensive loss	—	—	—	—	(35)	(35)
Net income	—	—	—	45,692	—	45,692
Balance, September 28, 2019	85,775	$858	$281,418	$(194,287)	$(129)	$87,860

See Notes to Unaudited Condensed Consolidated Financial Statements

YETI HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended
	September 26, 2020	September 28, 2019
Cash Flows from Operating Activities:
Net income	$93,407	$45,692
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	22,835	21,220
Amortization of deferred financing fees	712	1,694
Stock-based compensation	6,315	10,399
Deferred income taxes	732	9,874
Other	1,414	—
Impairment of long-lived assets	632	540
Loss on prepayment of debt	418	—
Changes in operating assets and liabilities:
Accounts receivable, net	10,236	(12,086)
Inventory	50,943	(64,136)
Other current assets	5,570	(1,076)
Accounts payable and accrued expenses	31,537	27,705
Taxes payable	11,019	(3,556)
Other	3,329	(9,683)
Net cash provided by operating activities	239,099	26,587
Cash Flows from Investing Activities:
Purchases of property and equipment	(10,904)	(24,249)
Additions of intangibles, net	(5,377)	(14,991)
Net cash used in investing activities	(16,281)	(39,240)
Cash Flows from Financing Activities:
Borrowings under revolving credit facility	50,000	—
Repayments under revolving credit facility	(50,000)	—
Repayments of long-term debt	(61,250)	(34,875)
Proceeds from employee stock transactions	2,033	2,708
Taxes paid in connection with employee stock transactions	(1,027)	—
Payments of dividends	—	(636)
Finance lease principal payment	(138)	(29)
Net cash used in financing activities	(60,382)	(32,832)
Effect of exchange rate changes on cash	(138)	(9)
Net increase (decrease) in cash	162,298	(45,494)
Cash, beginning of period	72,515	80,051
Cash, end of period	$234,813	$34,557

Supplemental disclosure of cash flow information
Change in accrual for property and equipment	$667	$339
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

We operate on a 52-to 53-week fiscal year ending on the Saturday closest in proximity to December 31, such that each quarterly period will be 13 weeks in length, except during a 53-week year when the fourth quarter will be 14 weeks. Fiscal year 2020 will be a 53-week period. Unless otherwise stated, references to particular years, quarters, months and periods refer to our fiscal years ended in December and the associated quarters, months, and periods of those fiscal years. The unaudited consolidated financial results represent the three and nine months ended September 26, 2020 and September 28, 2019.

Accounts Receivable

Accounts receivable are carried at original invoice amount less estimated credit losses. Upon initial recognition of a receivable, we estimate credit losses over the contractual term of the receivable and establish an allowance for credit losses based on historical experience, current available information, and expectations of future economic conditions. We mitigate credit loss risk from accounts receivable by assessing customers for credit worthiness, including ongoing credit evaluations and their payment trends. Credit risk is limited due to ongoing monitoring, high geographic customer distribution and low concentration of risk. As the risk of loss is determined to be similar based on the credit risk factors, we aggregate receivables on a collective basis when assessing credit losses. Accounts receivable are uncollateralized customer obligations due under normal trade terms typically requiring payment within 30 to 90 days of sale. Receivables are written off when deemed uncollectible. Recoveries of trade receivables previously written off are recorded to income when received. For the three and nine months ended September 26, 2020, our assessment also considered the current and potential future impacts caused by the COVID-19 pandemic. Our allowance for credit losses was $1.0 million as of September 26, 2020 and nominal as of December 28, 2019, respectively.

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

The impact of the adoption of ASC 842 on previously reported interim financial statements included the recognition of right-of-use (“ROU”) assets and lease liabilities for operating leases. The adoption of ASC 842 had no impact to previously reported results of operations for any interim period.

The following table presents a recast of selected unaudited balance sheet line items after giving effect to the adoption of ASC 842:

	September 28, 2019
	As Previously Reported	Impact of Adoption	As Adjusted
ASSETS
Prepaid expenses and other current assets	$13,303	$830	$14,133
Property and equipment, net	81,242	1,173	82,415
Operating lease right-of-use assets	—	38,650	38,650

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accrued expenses and other current liabilities	38,220	(895)	37,325
Current operating lease liabilities	—	6,705	6,705
Current maturities of long-term debt	42,138	181	42,319
Long-term debt, net of current portion	252,694	998	253,692
Noncurrent operating lease liabilities	—	44,382	44,382
Other liabilities	18,044	(10,718)	7,326

The adjustments above do not have an impact on net cash used in operating activities; however, they do impact the changes in operating assets and liabilities for the related accounts within the disclosure of operating activities on our unaudited condensed consolidated statement of cash flows.

Recent Accounting Guidance Not Yet Adopted

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This ASU provides an optional expedient and exceptions for applying generally accepted accounting principles to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. In response to the concerns about structural risks of interbank offered rates (“IBORs”) and, particularly, the risk of cessation of the LIBOR, regulators in several jurisdictions around the world have undertaken reference rate reform initiatives to identify alternative reference rates that are more observable or transaction based and less susceptible to manipulation. The ASU provides companies with optional guidance to ease the potential accounting burden associated with transitioning away from reference rates that are expected to be discontinued. The ASU can be adopted no later than December 1, 2022 (fiscal year 2023) with early adoption permitted. We are evaluating the effect of adopting this new accounting guidance.

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

On March 24, 2020, as a precautionary measure to enhance our liquidity position and to increase available cash on hand, we drew down $50.0 million on our $150.0 million revolving credit facility maturing on December 17, 2024 (the “Revolving Credit Facility”). During the second quarter of 2020, we repaid in full the $50.0 million borrowed under the Revolving Credit Facility. As of September 26, 2020, we had no outstanding borrowings and $150.0 million of borrowings available under the Revolving Credit Facility.

In an effort to further enhance our liquidity position and provide additional financial flexibility in response to the impact of COVID-19, we took steps to preserve cash, including reductions in discretionary spending, lowering capital expenditures and investments, along with ongoing management of forward inventory receipts, and reducing payroll costs.

On May 7, 2020, we announced the withdrawal of our full year 2020 outlook. We also announced a temporary hiring suspension, employee furloughs, workforce reductions, temporary reductions of our senior leadership team’s base salaries and our Board of Directors’ waiver of annual cash compensation. Concurrent with the reopening of our retail stores, we began to bring employees back from furlough and, as of September 26, 2020, no employees were furloughed.

As the disruption brought on by the pandemic has not been as severe as we originally forecasted and for which we prepared, we determined that it was in the best interest of YETI and its stockholders to restore the senior leadership team members' base salaries that were reduced in reaction to early uncertainties, as discussed above. In August 2020, salaries of senior leadership team members were restored to previously approved levels. Additionally, the Board of Directors’ annual cash compensation was reinstated. We will continue to monitor the impact of the COVID-19 pandemic and may adjust our action plans accordingly as the situation progresses.

Additional store closures, especially if for prolonged periods, changes in customer behaviors, and reductions of consumer discretionary spending would require us to re-evaluate our business assumptions and estimates and would likely result in lower future net sales, as well as cash flow and supply chain disruptions, including manufacturing delays, product shortages, as well as product excesses if we are unable to appropriately manage our inventory levels. As a result of these uncertainties and given the novel and dynamic nature of this situation, we cannot reasonably estimate the full impact of the COVID-19 pandemic on YETI, its impact on our customers, retail partners, and suppliers, how quickly normal economic conditions will resume, or the related impact on our operations and demand for our products. Depending on the duration and severity of the COVID-19 pandemic, measures by federal, state, and local authorities to prevent its spread and any worsening of the global economic conditions, the pandemic could have a material adverse impact on our future revenue growth, financial condition, and future results of operations. We will continue to actively monitor the effects of COVID-19 on our business.

Although the potential magnitude and duration of the business and economic impacts of COVID-19 are uncertain, we believe that the actions taken to date, together with our current operating performance, operating plan, our strong cash position, inventory on hand and availability under our Revolving Credit Facility, will provide sufficient liquidity to fund our operations for at least the next twelve months.

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

The following table provides information about accounts receivable and contract liabilities at the periods indicated (in thousands):

	September 26, 2020	December 28, 2019
Accounts receivable, net	$71,189	$82,688
Contract liabilities	(7,424)	(4,499)

For the three and nine months ended September 26, 2020, we recognized $0.2 million and $4.3 million, respectively, of revenue that was previously included in the contract liability balance at the beginning of the period. The change in the contract liability balance primarily results from timing differences between the customer’s payment and our satisfaction of performance obligations.

Disaggregation of Revenue

The following table disaggregates our net sales by channel, product category, and geography for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Net Sales by Channel
Wholesale	$144,191	$136,198	$352,898	$378,982
Direct-to-consumer	150,412	92,927	363,055	237,150
Total net sales	$294,603	$229,125	$715,953	$616,132

Net Sales by Category
Coolers & Equipment	$124,155	$97,843	$312,259	$266,551
Drinkware	165,934	126,368	392,877	334,278
Other	4,514	4,914	10,817	15,303
Total net sales	$294,603	$229,125	$715,953	$616,132

Net Sales by Geographic Region
United States	$274,421	$221,501	$676,553	$591,147
International	20,182	7,624	39,400	24,985
Total net sales	$294,603	$229,125	$715,953	$616,132

For the three and nine months ended September 26, 2020, no single customer represented over 10% of gross sales. For the three and nine months ended September 28, 2019, our largest single customer represented approximately 15% and 16% of gross sales, respectively.
4. LEASES
We determine if an arrangement is or contains a lease at contract inception and determine its classification as an operating or finance lease at lease commencement. We lease certain retail locations, office space, distribution facilities, manufacturing space, and machinery and equipment. While the substantial majority of these leases are operating leases, certain machinery and equipment agreements are finance leases. As of September 26, 2020, the initial lease terms of the various leases range from one to 20 years. ROU lease assets and liabilities associated with leases with an initial term of twelve months or less are not recorded on the balance sheet.

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

The following table presents the assets and liabilities related to operating and finance leases (in thousands):

	Balance Sheet Location	September 26, 2020
Assets:
Operating lease assets	Operating lease right-of-use assets	$34,652
Finance lease assets	Property and equipment	962
Total lease assets		$35,614

Liabilities:
Current
Operating lease liabilities	Operating lease liabilities	$8,425
Finance lease liabilities	Current maturities of long-term debt	194
Non-current
Operating lease liabilities	Operating lease liabilities, non-current	37,679
Finance lease liabilities	Long-term debt, net of current portion	804
Total lease liabilities		$47,102

The following table presents the components of lease costs (in thousands):

	Three Months Ended	Nine Months Ended
	September 26, 2020	September 26, 2020
Operating lease costs	$2,410	$7,021
Finance lease cost - amortization of right-of-use assets	53	159
Finance lease cost - interest on lease liabilities	15	49
Short-term lease cost	36	140
Variable lease cost	838	2,492
Sublease income	(186)	(557)
Total lease cost	$3,166	$9,304

The following table presents lease terms and discount rates:

September 26, 2020
Weighted average remaining lease term:
Operating leases	6.39 years
Finance leases	3.93 years

Weighted average discount rate:
Operating leases	6.52%
Finance leases	6.24%

Minimum lease payments have not been reduced by minimum sublease rentals of $3.4 million due in the future under non-cancelable subleases. We received $0.2 million in sublease income for both the three months ended September 26, 2020 and September 28, 2019, and $0.6 million in sublease income for both the nine months ended September 26, 2020 and September 28, 2019. The following table presents the minimum lease payment obligations of operating and finance lease liabilities (leases with terms in excess of one year) for the next five years and thereafter as of September 26, 2020 (in thousands):

	Operating Leases	Finance Leases	Total
2020	$3,326	$62	$3,388
2021	10,391	249	10,640
2022	7,454	249	7,703
2023	7,878	249	8,127
2024	7,575	330	7,905
Thereafter	20,107	—	20,107
Total lease payments	56,731	1,139	57,870
Less: Effect of discounting to net present value	10,627	141	10,768
Present value of lease liabilities	$46,104	$998	$47,102

The following table presents supplemental cash flow information related to our leases (in thousands):

Nine Months Ended September 26, 2020
Cash paid for amounts included in measurement of liabilities:
Operating cash flows used in operating leases	$7,770
Operating cash flows used in finance leases	49
Financing cash flows used in finance leases	138
Right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	$1,580

5. GOODWILL AND INTANGIBLE ASSETS
The following table summarizes the carrying amount of our goodwill at the dates indicated below (in thousands):

	September 26, 2020	December 28, 2019
Goodwill	$54,293	$54,293

Intangible assets consisted of the following at the dates indicated below (in thousands):

	September 26, 2020
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Tradename	Indefinite	$31,363	$—	$31,363
Trade dress	Indefinite	14,152	—	14,152
Trademarks	Indefinite	13,082	—	13,082
Customer relationships	11 years	42,205	(31,824)	10,381
Trademarks	6 - 30 years	18,864	(5,562)	13,302
Patents	4 - 25 years	9,497	(973)	8,524
Non-compete agreements	5 years	2,815	(2,815)	—
Other intangibles	15 years	1,043	(275)	768
Total intangible assets		$133,021	$(41,449)	$91,572

	December 28, 2019
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Tradename	Indefinite	$31,363	$—	$31,363
Trade dress	Indefinite	13,917	—	13,917
Trademarks	Indefinite	9,245	—	9,245
Customer relationships	11 years	42,205	(28,947)	13,258
Trademarks	6 - 30 years	19,872	(4,307)	15,565
Patents	4 - 25 years	7,407	(719)	6,688
Non-compete agreements	5 years	2,815	(2,815)	—
Other intangibles	15 years	1,041	(227)	814
Total intangible assets		$127,865	$(37,015)	$90,850

Goodwill and indefinite-lived intangible assets are recorded at cost, or at their estimated fair values at the date of acquisition. We review goodwill and indefinite-lived intangible assets for impairment annually during the fourth quarter of the fiscal year or an interim basis if circumstances indicate it is more likely than not that the fair value of our reporting unit is less than its carrying value.

As a result of the events and impacts surrounding the COVID-19 pandemic, including the sharp decline in sales beginning in mid-March 2020 and reduced cash flow forecasts during the beginning of the second quarter of 2020, we considered whether these conditions indicated that it was more likely than not that our goodwill of $54.3 million and indefinite-lived intangible assets were impaired as of March 28, 2020. Based on the qualitative assessment of the facts and circumstances in existence as of March 28, 2020 and the results of our annual impairment test performed during the fourth quarter of 2019, we determined that the fair values more likely than not significantly exceeded the carrying values of both our reporting unit and indefinite-lived intangible assets and, therefore, an interim quantitative impairment test was not performed.

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

6. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consisted of the following at the dates indicated (in thousands):

	September 26, 2020	December 28, 2019
Accrued freight and other operating expenses	$13,342	$12,454
Contract liabilities	7,424	4,499
Customer discounts, allowances, and returns	8,485	6,976
Advertising and marketing	11,811	3,300
Warranty reserve	7,851	6,584
Interest payable	176	420
Other	7,301	7,855
Total accrued expenses and other current liabilities	$56,390	$42,088

7. LONG-TERM DEBT

We are party to senior secured credit agreement (the “Credit Facility”) that provides for a $150.0 million Revolving Credit Facility maturing on December 17, 2024 and a $300.0 million Term Loan A maturing on December 17, 2024 (the “Term Loan A”).

In March 2020, we drew down $50.0 million from our $150.0 million Revolving Credit Facility. This action was a precautionary measure to enhance our liquidity position and to increase available cash on hand in response to the COVID-19 pandemic. During the second quarter of 2020, we repaid in full the $50.0 million borrowed under the Revolving Credit Facility. For further information, refer to Note 2 - Impact of the COVID-19 Pandemic. As of September 26, 2020, we had no outstanding borrowings and $150.0 million of borrowings available under the Revolving Credit Facility.

In September 2020, we made a $50.0 million voluntary prepayment on our Term Loan A from excess cash on hand. At September 26, 2020, we had $238.8 million principal amount of indebtedness outstanding under our Term Loan A.

The weighted average interest rates for borrowings under Term Loan A and the Revolving Credit Facility were 2.93% and 2.92%, respectively, during the nine months ended September 26, 2020, and 6.25% for the Term Loan A during the nine months ended September 28, 2019.

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
8. INCOME TAXES

Income tax expense was $16.6 million and $7.1 million for the three months ended September 26, 2020 and September 28, 2019, respectively. The increase in income tax expense is due to higher income before income taxes. The effective tax rate for the three months ended September 26, 2020 was 24%, compared to 25% for the three months ended September 28, 2019.

Income tax expense was $30.7 million and $14.8 million for the nine months ended September 26, 2020 and September 28, 2019, respectively. The increase in income tax expense is due to higher income before income taxes. The effective tax rate for the nine months ended September 26, 2020 was 25%, compared to 24% for the nine months ended September 28, 2019.

For interim periods, our income tax expense and resulting effective tax rate are based upon an estimated annual effective tax rate adjusted for the effects of items required to be treated as discrete to the period, including changes in tax laws, changes in estimated exposures for uncertain tax positions, and other items.

On March 27, 2020, President Trump signed into law the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. The CARES Act did not result in a material cash benefit to us or have a material impact on our financial statements.
9. STOCK-BASED COMPENSATION

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

We recognized non-cash stock-based compensation expense of $2.3 million and $2.1 million for the three months ended September 26, 2020 and September 28, 2019, respectively. For the nine months ended September 26, 2020 and September 28, 2019, we recognized non-cash stock-based compensation expense of $6.3 million and $10.4 million, respectively. At September 26, 2020, total unrecognized non-cash stock-based compensation expense of $19.5 million for all stock-based compensation plans is expected to be recognized over a weighted-average period of 1.9 years.

During the three months ended September 26, 2020, we granted 29,266 RSUs to employees and 4,442 deferred stock units (“DSUs”) to our non-employee members of the Board of Directors. There were no RSAs or performance-based restricted stock awards (“PBRSs”) granted during the three months ended September 26, 2020.

During the nine months ended September 26, 2020, we granted 179,167 RSUs, 193,636 RSAs, and 165,973 PBRSs to employees, and 12,926 RSUs and 13,407 DSUs to our non-employee members of the Board of Directors. No new stock options have been granted during 2020.

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

A summary of the balances of our stock-based compensation plans as of September 26, 2020, and changes during the nine months ended September 26, 2020, is presented below (in thousands, except per share data):

	Stock Options		Performance-Based Restricted Stock Awards		Restricted Stock Units and Restricted Stock Awards		Deferred Stock Units
	Number of Options	Weighted Average Exercise Price	Number of PBRSs	Weighted Average Grant Date Fair Value	Number of RSUs and RSAs	Weighted Average Grant Date Fair Value	Number of DSUs	Weighted Average Grant Date Fair Value
Balance, December 28, 2019	1,618	$16.44	—	$—	296	$23.85	23	$20.39
Granted	—	—	166	32.84	386	32.67	13	36.05
Exercised/released	(195)	10.43	—	—	(124)	23.33	—	—
Forfeited/expired	(117)	21.56	(20)	32.84	(113)	29.34	—	—
Balance, September 26, 2020	1,306	$16.88	146	$32.84	445	$30.25	36	$26.05

10. EARNINGS PER SHARE
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
The following table sets forth the calculation of earnings per share and weighted-average common shares outstanding at the dates indicated (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Net income	$51,445	$21,302	$93,407	$45,692

Weighted-average common shares outstanding—basic	87,032	85,285	86,933	84,686
Effect of dilutive securities	1,062	1,088	744	1,466
Weighted-average common shares outstanding—diluted	88,094	86,373	87,677	86,152

Earnings per share
Basic	$0.59	$0.25	$1.07	$0.54
Diluted	$0.58	$0.25	$1.07	$0.53
Effects of potentially dilutive securities are presented only in periods in which they are dilutive. For the three months ended September 26, 2020 and September 28, 2019, outstanding stock-based awards representing less than 0.1 million and 0.6 million shares, respectively, of common stock were excluded from the calculation of diluted earnings per share, because their effect would be anti-dilutive. For the nine months ended September 26, 2020 and September 28, 2019, outstanding stock-based awards representing 0.2 million and 0.9 million shares, respectively, of common stock were excluded from the calculation of diluted earnings, because their effect would be anti-dilutive. In addition, 1.3 million and 1.4 million shares of performance-based RSUs were excluded from the calculations of diluted earnings per share for the three and nine months ended September 28, 2019 because these units were not considered to be contingent outstanding shares.
11. COMMITMENTS AND CONTINGENCIES

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

We distribute our products through a balanced omni-channel platform, consisting of our wholesale and direct-to-consumer (“DTC”) channels. In our wholesale channel, we sell our products through select national and regional accounts and an assemblage of independent retail partners throughout the United States and, more recently, Australia, Canada, Japan, and Europe. We carefully evaluate and select retail partners that have an image and approach that are consistent with our premium brand and pricing. Our domestic national and regional specialty retailers include Dick’s Sporting Goods, REI, Academy Sports + Outdoors, Bass Pro Shops / Cabela’s, Ace Hardware, Williams Sonoma and Lowe’s. We sell our products in our DTC channel to customers on YETI.com, country and region specific YETI websites, and YETI Authorized on the Amazon Marketplace, as well as customized products with licensed marks and original artwork through our website and corporate sales program. Additionally, we sell our full line of products in our retail stores in Austin and Dallas, Texas, Charleston, South Carolina, Chicago, Illinois, Denver, Colorado, Fort Lauderdale and West Palm Beach, Florida. We may also open pop-up stores with initial lease terms of 24 months or less.

The terms “we,” “us,” “our,” and “the Company” as used herein and unless otherwise stated or indicated by context, refer to YETI Holdings, Inc. and its subsidiaries.
Recent Developments

Voluntary Debt Prepayment

In September 2020, we made a $50.0 million voluntary prepayment on our Term Loan A from excess cash on hand.

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

Liquidity and Outlook Actions

On March 24, 2020, as a precautionary measure to enhance our liquidity position and to increase available cash on hand, we drew down $50.0 million on our $150.0 million revolving credit facility maturing on December 17, 2024 (the “Revolving Credit Facility”). During the second quarter of 2020, we repaid in full the $50.0 million borrowed under the Revolving Credit Facility. As of September 26, 2020, we had no outstanding borrowings and $150.0 million of borrowings available under the Revolving Credit Facility.

In an effort to further enhance our liquidity position and provide additional financial flexibility in response to the impact of COVID-19, we took steps to preserve cash, including reductions in discretionary spending, lowering capital expenditures and investments, along with ongoing management of forward inventory receipts, and reducing payroll costs.

On May 7, 2020, we announced the withdrawal of our full year 2020 outlook. We also announced a temporary hiring suspension, employee furloughs, workforce reductions, temporary reductions of our senior leadership team’s base salaries and our Board of Directors’ waiver of annual cash compensation. Concurrent with the reopening of our retail stores, we began to bring employees back from furlough and, as of September 26, 2020, no employees were furloughed.

During the first and second quarter of 2020, our financial results from our wholesale channel were adversely impacted by the COVID-19 pandemic and, in particular, the effect of retail stores that were temporarily closed as a result of the pandemic. These closures negatively impacted our wholesale channel net sales during the second quarter. At the same time, however, demand for outdoor recreation and leisure lifestyle products has increased as the COVID-19 pandemic significantly impacted consumers’ views towards how they spend their time experiencing nature and exploring the outdoors, resulting in an overall increased demand for our products. The pandemic has also favorably impacted our DTC channel in an unprecedented way, as more consumers are shopping online. While these sale trends coupled with the forward inventory management actions taken during the second quarter have significantly reduced our inventory levels, we continue to work diligently with our suppliers to replenish our distribution channels.

As the disruption brought on by the pandemic has not been as severe as we originally forecasted and for which we prepared, we determined that it was in the best interest of YETI and its stockholders to restore the senior leadership team members' base salaries that were reduced in reaction to early uncertainties, as discussed above. In August 2020, salaries of senior leadership team members were restored to previously approved levels. Additionally, the Board of Directors’ annual cash compensation was reinstated. We will continue to monitor the impact of the COVID-19 pandemic and may adjust our action plans accordingly as the situation progresses.

Forward Looking Information

Additional store closures, especially if for prolonged periods, changes in customer behaviors, and reductions of consumer discretionary spending would require us to re-evaluate our business assumptions and estimates and would likely result in lower future net sales, as well as cash flow and supply chain disruptions, including manufacturing delays, product shortages, as well as product excesses if we are unable to appropriately manage our inventory levels. As a result of these uncertainties and given the novel and dynamic nature of this situation, we cannot reasonably estimate the full impact of the COVID-19 pandemic on YETI, its impact on our customers, retail partners, and suppliers, how quickly normal economic conditions will resume, or the related impact on our operations and demand for our products. Depending on the duration and severity of the COVID-19 pandemic, measures by federal, state and local authorities to prevent its spread and any worsening of the global economic conditions, the pandemic could have a material adverse impact on our future revenue growth, financial condition, and future results of operations. We will continue to actively monitor the effects of COVID-19 on our business.

Although the potential magnitude and duration of the business and economic impacts of COVID-19 are uncertain, we believe that the actions taken to date, together with our current operating plan, our strong cash position, including from cash generated from operations, inventory on hand and availability under the Revolving Credit Facility, will provide sufficient liquidity to fund our operations for at least the next twelve months.

For additional information on uncertainties related to the impact and potential impact of the COVID-19 pandemic on YETI, see Item 1A. Risk Factors on this Quarterly Report.

General
Components of Our Results of Operations

Net Sales. Net sales are comprised of wholesale channel sales to our retail partners and sales through our direct-to-consumer (“DTC”) channel. Net sales in both channels reflect the impact of product returns, as well as discounts for certain sales programs or promotions.

We discuss the net sales of our products in our two primary categories: Coolers & Equipment and Drinkware. Our Coolers & Equipment category includes hard coolers, soft coolers, bags, outdoor equipment, and cargo, as well as accessories and replacement parts for these products. Our Drinkware category includes our stainless-steel drinkware products and related accessories. In addition, our Other category is primarily comprised of ice substitutes, and YETI-branded gear, such as shirts, hats, and other miscellaneous products.

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

Fiscal Year and Reporting Calendar. We operate on a 52-to 53-week fiscal year ending on the Saturday closest in proximity to December 31, such that each quarterly period will be 13 weeks in length, except during a 53-week year when the fourth quarter will be 14 weeks. Fiscal year 2020 will be a 53-week period. Unless otherwise stated, references to particular years, quarters, months and periods refer to our fiscal years ended in December and the associated quarters, months, and periods of those fiscal years. The unaudited consolidated financial results presented herein represent the three and nine months ended September 26, 2020 and September 28, 2019.

Results of Operations

The discussion below should be read in conjunction with the following table and our unaudited financial statements, and related notes. The following table sets forth selected statement of operations data, and their corresponding percentage of net sales, for the periods indicated (dollars in thousands).

	Three Months Ended				Nine Months Ended
	September 26, 2020		September 28, 2019		September 26, 2020		September 28, 2019
Statement of Operations
Net sales	$294,603	100%	$229,125	100%	$715,953	100%	$616,132	100%
Cost of goods sold	120,627	41%	109,049	48%	311,994	44%	303,152	49%
Gross profit	173,976	59%	120,076	52%	403,959	56%	312,980	51%
Selling, general, and administrative expenses	103,864	35%	86,071	38%	271,152	38%	235,191	38%
Operating income	70,112	24%	34,005	15%	132,807	19%	77,789	13%
Interest expense	(1,963)	1%	(5,319)	2%	(7,730)	1%	(17,081)	3%
Other expense	(82)	0%	(304)	0%	(1,020)	0%	(192)	0%
Income before income taxes	68,067	23%	28,382	12%	124,057	17%	60,516	10%
Income tax expense	(16,622)	6%	(7,080)	3%	(30,650)	4%	(14,824)	2%
Net income	$51,445	17%	$21,302	9%	$93,407	13%	$45,692	7%

Three Months Ended September 26, 2020 Compared to September 28, 2019

	Three Months Ended
	September 26, 2020	September 28, 2019	Change
(dollars in thousands)			$	%
Net sales	$294,603	$229,125	$65,478	29%
Gross profit	$173,976	$120,076	$53,900	45%
Gross margin (Gross profit as a % of net sales)	59.1%	52.4%
Selling, general, and administrative expenses	$103,864	$86,071	$17,793	21%
SG&A as a % of net sales	35.3%	37.6%

Net Sales

Net sales increased $65.5 million, or 29%, to $294.6 million for the three months ended September 26, 2020, compared to $229.1 million for the three months ended September 28, 2019. This increase in net sales was primarily driven by growth in our DTC channel. DTC channel net sales increased $57.5 million, or 62%, to $150.4 million, compared to $92.9 million in the prior year quarter led by strong performance in both Coolers & Equipment and Drinkware. Net sales in our DTC channel were favorably impacted by continued strong demand for outdoor recreation and leisure lifestyle products and a favorable shift to online shopping, resulting in an increase in sales volume during the quarter. Net sales in our wholesale channel increased $8.0 million, or 6%, to $144.2 million, compared to $136.2 million in the same period last year, primarily driven by Drinkware.

Net sales in our two primary product categories were as follows:

•Drinkware net sales increased by $39.6 million, or 31%, to $165.9 million, compared to $126.4 million in the prior year quarter, primarily driven by an increase in sales volume during the quarter, the continued expansion of our product offerings, including the introduction of new colorways and sizes, and strong demand for customization.
•Coolers & Equipment net sales increased by $26.3 million, or 27%, to $124.2 million, compared to $97.8 million in the same period last year, driven by strong performance in hard coolers, soft coolers, outdoor living products, cargo and bags.

Gross Profit

Gross profit increased $53.9 million, or 45%, to $174.0 million, compared to $120.1 million in the prior year quarter. Gross margin increased 670 basis points to 59.1% from 52.4% in the prior year quarter. The increase in gross margin was primarily driven by:

•an increase in the mix of higher margin DTC channel net sales, which favorably impacted gross margin by approximately 290 basis points;
•product cost improvements across our product portfolio, which favorably impacted gross margin by approximately 110 basis points;
•decreased tariffs, which favorably impacted gross margin by 90 basis points;
•lower inbound freight, which favorably impacted gross margin by 70 basis points;
•a favorable impact due to higher inventory reserves in the prior year and lower warranty expenses in the current period, which favorably impacted gross margin by 70 basis points; and
•other impacts, which favorably impacted gross margin by 40 basis points.

Selling, General, and Administrative Expenses

SG&A expenses increased $17.8 million, or 21%, to $103.9 million for the three months ended September 26, 2020, compared to $86.1 million for the three months ended September 28, 2019. As a percentage of net sales, SG&A expenses decreased 230 basis points from to 35.3% for the three months ended September 26, 2020 compared to 37.6% for the three months ended September 28, 2019. The increase in SG&A expenses was primarily driven by:

•an increase in variable expenses of $11.1 million, or a 150 basis point increase, driven by:
–our faster growing DTC channel net sales, which grew to 51% of net sales during the period, including outbound freight, online marketplace fees, credit card processing fees, and third-party logistics fees; and
•an increase in non-variable expenses of $6.7 million, or a 380 basis point decrease, comprised of:
–increased personnel expenses primarily due to higher incentive compensation and contract labor, partially offset by lower travel expense;
–higher marketing expenses;
–increased insurance expenses;
–increased non-variable distribution costs, including third-party logistics fees;
–increased facilities costs;
–increased depreciation and amortization expense;
–increased professional fees; and
–higher non-cash stock-based compensation expense.
These increases were partially offset by:
–lower other operating expenses.

Non-Operating Expenses

Interest expense was $2.0 million for the three months ended September 26, 2020, compared to $5.3 million for the three months ended September 28, 2019. The decrease in interest expense was primarily due to lower interest rates and a lower average debt balance.

Income tax expense was $16.6 million for the three months ended September 26, 2020, compared to $7.1 million for the three months ended September 28, 2019. The increase in income tax expense was due to higher income before income taxes. The effective tax rate for the three months ended September 26, 2020 was 24%, compared to 25% for the three months ended September 28, 2019.

Nine Months Ended September 26, 2020 Compared to September 28, 2019

	Nine Months Ended		Change
	September 26, 2020	September 28, 2019
(dollars in thousands)			$	%
Net sales	$715,953	$616,132	$99,821	16%
Gross profit	$403,959	$312,980	$90,979	29%
Gross margin (Gross profit as a % of net sales)	56.4%	50.8%
Selling, general, and administrative expenses	$271,152	$235,191	$35,961	15%
SG&A as a % of net sales	37.9%	38.2%

Net Sales

Net sales increased $99.8 million, or 16%, to $716.0 million for the nine months ended September 26, 2020, compared to $616.1 million for the nine months ended September 28, 2019. This increase in net sales was driven by growth in our DTC channel. DTC channel net sales increased $125.9 million, or 53%, to $363.1 million, compared to $237.2 million in the prior year period, driven by both Drinkware and Coolers & Equipment categories. Net sales in our DTC channel were favorably impacted by increased demand for outdoor recreation and leisure lifestyle products as the COVID-19 pandemic has significantly impacted consumers’ views towards how they spend their time experiencing nature and the outdoors as well as more consumers shopping online while sheltering-in-place, resulting in increased sales volume during the period. Net sales in our wholesale channel decreased $26.1 million, or 7%, to $352.9 million, compared to $379.0 million in the same period last year, primarily driven by Coolers & Equipment. While wholesale net sales trends returned to positive growth at the end of the second quarter of 2020 and continued during the third quarter of 2020, the sharp decline of net sales during March and April 2020, as a result of COVID-19 related temporary store closures, adversely impacted the performance of the wholesale channel.

Net sales in our two primary product categories were as follows:

•Drinkware net sales increased by $58.6 million, or 18%, to $392.9 million, compared to $334.3 million in the prior year period, primarily driven by the increase in sales volume during the third quarter, reflecting the continued expansion of our Drinkware product offerings, including the introduction of new colorways and sizes, and strong demand for customization.
•Coolers & Equipment net sales increased by $45.7 million, or 17%, to $312.3 million, compared to $266.6 million in the same period last year, primarily driven by the strong performance of hard coolers, soft coolers, and outdoor living products, partially offset by a decline in bags.

Gross Profit

Gross profit increased $91.0 million, or 29%, to $404.0 million compared to $313.0 million in the prior year period. Gross margin increased 560 basis points to 56.4% from 50.8% in the same period last year. The increase in gross margin was primarily driven by:

•an increase in the mix of higher margin DTC channel net sales, which favorably impacted gross margin by approximately 320 basis points;
•product cost improvements across our product portfolio, which favorably impacted gross margin by approximately 120 basis points;
•lower inbound freight, which favorably impacted gross margin by 50 basis points;
•decreased tariffs, which favorably impacted gross margin by 50 basis point; and
•other impacts, which favorably impacted gross margin by 20 basis points.

Selling, General, and Administrative Expenses

SG&A expenses increased by $36.0 million, or 15%, to $271.2 million for the nine months ended September 26, 2020 compared to $235.2 million for the nine months ended September 28, 2019. As a percentage of net sales, SG&A decreased 30 basis points to 37.9% for the nine months ended September 26, 2020 compared to 38.2% for the nine months ended September 28, 2019. The increase in SG&A expenses was primarily driven by:

•an increase in variable expenses of $26.6 million, or a 240 basis point increase, driven by:
–our faster growing DTC channel net sales, which grew to 51% of net sales during the period, including outbound freight, online marketplace fees, credit card processing fees, and third-party logistics fees; and
•an increase in non-variable expenses of $9.4 million, or a 270 basis point decrease, comprised of:
–increased non-variable distribution costs, including third-party logistics fees;
–increased personnel expenses primarily due to higher incentive compensation, partially offset by lower travel expense and the effect of COVID-19 related cost saving initiatives;
–increased depreciation and amortization expense;
–increased insurance expenses; and
–increased facilities costs and other operating expenses.
These increases were partially offset by:
–lower non-cash stock-based compensation expense;
–decreased professional fees; and
–lower marketing expenses.

Non-Operating Expenses

Interest expense was $7.7 million for the nine months ended September 26, 2020, compared to $17.1 million for the nine months ended September 28, 2019. The decrease in interest expense was primarily due to lower interest rates and a lower average debt balance.

Income tax expense was $30.7 million for the nine months ended September 26, 2020, compared to $14.8 million for the nine months ended September 28, 2019. The increase in income tax expense is due to higher income before income taxes and a higher effective tax rate. The effective tax rate for the nine months ended September 26, 2020 was 25%, compared to 24% for the nine months ended September 28, 2019.

Liquidity and Capital Resources

General

Our cash requirements have principally been for working capital purposes, long-term debt repayments, and capital expenditures. We fund our working capital, primarily inventory, accounts receivable, and capital investments from cash flows from operating activities, cash on hand, and borrowings available under the Revolving Credit Facility. As discussed in the Recent Developments section above, although the potential magnitude and duration of the business and economic impacts of COVID-19 are uncertain, we believe that the actions taken to date, together with our current operating performance, operating plan, our strong cash position, including cash generated from operations, inventory on hand and borrowings available under the Revolving Credit Facility, will be sufficient to satisfy our liquidity needs and capital expenditure requirements for at least the next twelve months.

Current Liquidity

As of September 26, 2020, we had $0.3 million of working capital (excluding cash), a cash balance of $234.8 million, and $150.0 million of borrowings available under the Revolving Credit Facility.

Credit Facility

We are party to a senior secured credit agreement (the “Credit Facility”) that provides for a $150.0 million Revolving Credit Facility maturing on December 17, 2024 and a $300.0 million Term Loan A maturing on December 17, 2024 (the “Term Loan A”). In December 2019, we amended our existing Credit Facility to, among other changes, increase the remaining principal amount of the Term Loan A from approximately $298.0 million to $300.0 million, increase the commitments under the Revolving Credit Facility from $100.0 million to $150.0 million, and extend the maturity date of both the Term Loan A and the Revolving Credit Facility from May 19, 2021 to December 17, 2024.

In September 2020, we made a $50.0 million voluntary prepayment on our Term Loan A from excess cash on hand.

At September 26, 2020, we had $238.8 million principal amount of indebtedness outstanding under our Term Loan A. At September 28, 2019, we had $298.0 million principal amount of indebtedness outstanding under our previous Term Loan A. The weighted average interest rates for borrowings under Term Loan A and our outstanding balance under the Revolving Credit Facility until it was repaid in June 2020 were 2.93% and 2.92%, respectively, during the nine months ended September 26, 2020, and 6.25% for the Term Loan A during the nine months ended September 28, 2019.

The Credit Facility requires us to comply with certain covenants, including financial covenants regarding our total net leverage ratio and interest coverage ratio. Fluctuations in these ratios may increase our interest expense. Failure to comply with these covenants and certain other provisions of the Credit Facility, or the occurrence of a change of control, could result in an event of default and an acceleration of our obligations under the Credit Facility or other indebtedness that we may incur in the future. At September 26, 2020, we were in compliance with all covenants under the Credit Facility, and we expect to remain in compliance throughout the remainder of 2020.

Cash Flows from Operating, Investing, and Financing Activities

The following table summarizes our cash flows from operating, investing and financing activities for the periods indicated (in thousands):

	Nine Months Ended
	September 26, 2020	September 28, 2019
Cash flows provided by (used in):
Operating activities	$239,099	$26,587
Investing activities	(16,281)	(39,240)
Financing activities	(60,382)	(32,832)
Operating Activities

Net cash provided by operating activities was $239.1 million in the nine months ended September 26, 2020 and was primarily driven by net income of $93.4 million, total non-cash items of $33.1 million, and a decrease in net working capital items of $112.6 million. Non-cash items primarily consisted of depreciation and amortization of $22.8 million, non-cash stock-based compensation expense of $6.3 million, other items of $1.4 million, primarily consisting of unrealized foreign currency transaction losses, deferred income taxes of $0.7 million, amortization of deferred financing fees of $0.7 million, impairment of long-lived assets of $0.6 million, and a loss on prepayment of debt of $0.4 million. The change in net working capital items was primarily due to a $50.9 million decrease in inventory due to delayed purchase orders resulting from the precautionary measures to provide enhanced financial flexibility during the COVID-19 pandemic, as well as the unplanned nature of the demand in our DTC channel net sales, a $31.5 million increase in accounts payable and accrued expenses, resulting from increased purchase orders during the three months ended September 26, 2020, an $11.0 million increase in taxes payable, a $10.2 million decrease in accounts receivable, and a $5.6 million decrease in other current assets.

Net cash provided by operating activities was $26.6 million in the nine months ended September 28, 2019 and was driven by net income of $45.7 million and total non-cash items of $43.7 million, partially offset by an increase in net working capital items of $62.8 million. Non-cash items primarily consisted of depreciation and amortization of $21.2 million, non-cash stock-based compensation expense of $10.4 million, deferred income taxes of $9.9 million, the amortization of deferred financing fees of $1.7 million, and impairment of long-lived assets of $0.5 million. The change in net working capital items was primarily due to a $64.1 million increase in inventory, primarily reflecting a strategic buildup of Drinkware in advance of potential tariffs as well as investments to support anticipated sales growth, a $12.1 million increase in accounts receivable, a $3.6 million decrease in taxes payable, a $1.1 million increase in other current assets driven by prepaid information technology and marketing expenses, and a $9.7 million decrease in other liabilities related to our adoption of the new lease standard, Accounting Standards Codification (“ASC”) 842 (see Note 1 of the Notes to the Unaudited Condensed Consolidated Financial Statements for further information on our adoption of ASC 842), partially offset by a $27.7 million increase in accounts payable and accrued expenses related to trade payables and amounts owed to our third-party manufacturers.
Investing Activities
Net cash used in investing activities of $16.3 million for the nine months ended September 26, 2020 was primarily related to $10.9 million of purchases of property and equipment for production molds, facilities, tooling and equipment, and technology systems infrastructure, and $5.4 million of purchases of intangibles such as trademark assets and patents.
Net cash used in investing activities of $39.2 million for the nine months ended September 28, 2019 was primarily related to $24.2 million of purchases of property and equipment for technology systems infrastructure, facilities, production molds, tooling, equipment, and facilities, and $15.0 million of purchases of intangibles such as trademark assets and patents.
Financing Activities

Net cash used in financing activities was $60.4 million for the nine months ended September 26, 2020 resulting from $61.3 million of mandatory and voluntary repayments of long-term debt and $1.0 million of taxes paid related to the net share settlement of stock-based compensation, partially offset by $2.0 million of proceeds from employee stock transactions.

Net cash used in financing activities was $32.8 million for the nine months ended September 28, 2019 resulting from $34.9 million of repayments of long-term debt, including a $1.5 million payment of the remaining principal amount on the unsecured promissory note to Rambler On, and $0.6 million in dividend payments to certain option holders, partially offset by $2.7 million of proceeds from employee stock transactions. The dividend payments to certain option holders related to a special dividend paid to our stockholders on May 17, 2016, which required us to pay a $7.9 million dividend to holders of unvested options as of May 17, 2016 that accrued over the requisite service period as the options vest (the “Options Dividend”). The Options Dividend was fully paid as of September 28, 2019.

For 2020, we expect capital expenditures for property and equipment to be between $20 million and $25 million, primarily related to new product development, technology systems infrastructure, opening of new retail stores, investments in production molds and tooling and equipment.
Off-Balance Sheet Arrangements

At September 26, 2020 and December 28, 2019, we had no off-balance sheet debt or arrangements.
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
Critical Accounting Policies and Estimates
Our unaudited condensed consolidated financial statements are prepared in accordance with GAAP. The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ materially from those estimates.  A discussion of the accounting policies that management considers critical in that they involve significant management judgments and assumptions, require estimates about matters that are inherently uncertain and because they are important for understanding and evaluating our reported financial results is included in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 28, 2019 filed with the U.S. Securities and Exchange Commission (“SEC”). Other than the adoption of recent accounting standards as discussed in Note 1 of our Unaudited Condensed Consolidated Financial Statements, there have been no significant changes to our critical accounting policies.
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
Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding disclosures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 26, 2020.

Changes in Internal Control over Financial Reporting

During the quarter ended September 26, 2020, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Remediation Efforts to Address Previously Reported Material Weakness

As previously described in Part II, Item 9A of our Annual Report on Form 10-K for the year ended December 28, 2019, during 2019, we implemented our previously disclosed plan to remediate the material weakness in internal control over financial reporting related to ITGCs. During the quarter ended September 26, 2020, we completed the necessary testing to conclude that the material weakness has been remediated as of September 26, 2020.

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

Item 1A. Risk Factors

The risks and uncertainties discussed below update and supersede the risks and uncertainties previously disclosed in Part I, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended June 27, 2020, which was filed with the SEC on August 6, 2020. Other than the risk factors regarding disruptions to our supply chain and failure to maintain effective internal control over financial reporting, there have been no material changes to the risks and uncertainties previously disclosed in such Quarterly Report on Form 10-Q.

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

Since being reported in December 2019, COVID-19 has spread globally, including to every state in the United States, and has been declared a pandemic by the World Health Organization. The COVID-19 pandemic and preventative measures taken to contain or mitigate such have caused, and are continuing to cause, business slowdowns or shutdowns in affected areas and significant disruption in the financial markets both globally and in the United States, which could lead to a decline in discretionary spending by consumers, and in turn impact, possibly materially, our business, sales, financial condition and results of operations. The impacts include, but are not limited to:

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

The COVID-19 pandemic has significantly impacted the global supply chain, with restrictions and limitations on related activities causing disruption and delay. These disruptions and delays have strained certain domestic and international supply chains, which have affected and could continue to negatively affect the flow or availability of certain products. Increased demand for online purchases of products has impacted our fulfillment operations and small parcel network, resulting in potential delays in delivering products to our customers.

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

Competitors have attempted, and will likely continue to attempt to, imitate our products and technology. If we are unable to protect or preserve our brand image and proprietary rights, our business may be harmed.

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

We depend on a limited number of third-party contract manufacturers for the sourcing of our products. For our hard coolers, soft coolers, Drinkware, bags, and outdoor living and pet products, our two largest manufacturers comprised approximately 88%, 84%, 76%, 88%, and 95% respectively, of our production volume during the first nine months of 2020. For our cargo, two manufacturers accounted for all of the production of each product in the first nine months of 2020. As a result of this concentration in our supply chain, our business and operations would be negatively affected if any of our key manufacturers were to experience significant disruption affecting the price, quality, availability, or timely delivery of products. Our manufacturers could also be acquired by our competitors and may become our direct competitors, thus limiting or eliminating our access to manufacturing capacity. The partial or complete loss of our key manufacturers, or a significant adverse change in our relationship with any of these manufacturers, could result in lost sales, added costs, and distribution delays that could harm our business and customer relationships.

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

We are in the process of re-engineering certain areas of our supply chain management processes, as well as certain other business processes, to support our expanding scale. This expansion to a global scale requires significant investment of capital and human resources, the re-engineering of many business processes, and the attention of many managers and other employees who would otherwise be focused on other aspects of our business. If our globalization efforts fail to produce planned efficiencies, or the transition is not managed effectively, we may experience excess inventories, inventory shortage, late deliveries, lost sales, or increased costs. Any business disruption arising from our globalization efforts, or our failure to effectively execute our internal plans for globalization, could harm our results of operations and financial condition.

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

Many of our core products are manufactured in China, the Philippines, Vietnam, and Taiwan. In addition, we have third-party manufacturing partners in Mexico, Italy, Malaysia, and Poland. Our reliance on suppliers and manufacturers in foreign markets creates risks inherent in doing business in foreign jurisdictions, including: (a) the burdens of complying with a variety of foreign laws and regulations, including trade and labor restrictions and laws relating to the importation, exportation, and taxation of goods; (b) weaker protection for intellectual property and other legal rights than in the United States, and practical difficulties in enforcing intellectual property and other rights outside of the United States; (c) compliance with U.S. and foreign laws relating to foreign operations, including the U.S. Foreign Corrupt Practices Act (“FCPA”), the UK Bribery Act 2010 (“Bribery Act”), regulations of the U.S. Office of Foreign Assets Controls (“OFAC”), and U.S. anti-money laundering regulations, which respectively prohibit U.S. companies from making improper payments to foreign officials for the purpose of obtaining or retaining business, operating in certain countries, maintaining business relationships with certain restricted parties, or engaging in other corrupt and illegal practices; (d) economic and political instability and acts of terrorism in the countries where our suppliers are located; (e) public health crises, such as the current COVID-19 pandemic (or other future pandemics or epidemics), in the countries where our suppliers and manufacturers are located; (f) transportation interruptions or increases in transportation costs; and (g) the imposition of tariffs or non-tariff barriers on components and products that we import into the United States or other markets. For example, the ongoing COVID-19 outbreak has resulted in increased travel restrictions, supply chain disruptions, and extended shutdown of certain businesses around the globe. This public health crises or any further political developments or health concerns in markets in which our products are manufactured or sold could result in social, economic and labor instability, adversely affecting the supply of or demand for our products and, in turn, our business, financial condition, and results of operations. Further, we cannot assure you that our directors, officers, employees, representatives, manufacturers, suppliers, or other third-party agents have not engaged and will not engage in conduct for which we may be held responsible, nor can we assure you that our manufacturers, suppliers, or other business partners have not engaged and will not engage in conduct that could materially harm their ability to perform their contractual obligations to us or even result in our being held liable for such conduct. Violations of the FCPA, the Bribery Act, OFAC restrictions, or other export control, import regulations, anti-corruption, anti-money laundering, and anti-terrorism laws or regulations may result in severe criminal or civil penalties, and we may be subject to other related liabilities, which could harm our business, financial condition, cash flows, and results of operations.

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

Eighteen percent of our gross sales for 2019 and 15% of our gross sales for the nine months ended September 26, 2020, were made to independent retail partners. These retail partners may decide to emphasize products from our competitors, to redeploy their retail floor space to other product categories, or to take other actions that reduce their purchases of our products. We do not receive long-term purchase commitments from our independent retail partners, and orders received from our independent retail partners are cancellable. Factors that could affect our ability to maintain or expand our sales to these independent retail partners include: (a) failure to accurately identify the needs of our customers; (b) a lack of customer acceptance of new products or product expansions; (c) unwillingness of our independent retail partners and customers to attribute premium value to our new or existing products or product expansions relative to competing products; (d) failure to obtain shelf space from our retail partners; (e) new, well-received product introductions by competitors; (f) damage to our relationships with independent retail partners due to brand or reputational harm; (g) delays or defaults on our retail partners’ payment obligations to us; and (h) store closures, decreased foot traffic, recession or other adverse effects resulting from public health crises such as the current COVID-19 pandemic (or other future pandemics or epidemics).

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

For 2019 and the nine months ended September 26, 2020, our DTC channel accounted for 42% and 51% of our net sales, respectively. Part of our growth strategy involves increasing sales through our DTC channel. However, we have limited operating experience executing the retail component of this strategy. The level of customer traffic and volume of customer purchases through our country and region-specific YETI websites or other e-commerce initiatives are substantially dependent on our ability to provide a content-rich and user-friendly website, a hassle-free customer experience, sufficient product availability, and reliable, timely delivery of our products. If we are unable to maintain and increase customers’ use of our website, allocate sufficient product to our website, and increase any sales through our website, our business, and results of operations could be harmed.

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

We have and may continue to expand our existing DTC channel by opening new retail and pop-up stores. We opened retail stores in Charleston, South Carolina, Chicago, Illinois, and Denver, Colorado, in June 2019, September 2019 and June 2020, respectively. We also opened a pop-up store in each of Austin, Texas, Dallas, Texas, Ft. Lauderdale, Florida, and West Palm Beach, Florida, in October 2019, November 2019, March 2020 and August 2020, respectively. Our ability to open new retail stores in a timely manner and operate them profitably depends on a number of factors, many of which are beyond our control, including:

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

We sell to the large majority of our retail partners on open account terms and do not require collateral or a security interest in the inventory we sell them. Consequently, our accounts receivable with our retail partners are unsecured. Insolvency, credit problems, or other financial difficulties confronting our retail partners could expose us to financial risk. These actions could expose us to risks if they delay or are unable to pay for the products they purchase from us. Financial difficulties of our retail partners could also cause them to reduce their sales staff, use of attractive displays, number or size of stores, and the amount of floor space dedicated to our products. For example, the COVID-19 pandemic caused public health officials to recommend precautions to mitigate the spread of the virus that resulted in widespread temporary store closures or reduced store hours for our retail partners during the second quarter of 2020. These actions had a significant unfavorable impact on our wholesale business during the second quarter of fiscal 2020. Significant uncertainty about the ultimate duration and severity of the spread of COVID-19, uncertainties regarding consumer willingness to visit retail stores during the COVID-19 pandemic and in the future, and the overall economic impact of COVID-19 and the related impact on consumer confidence and spending may lead to a material reduction in sales of our products by our retail partners. Any reduction in sales by, or loss of, our current retail partners or customer demand, or credit risks associated with our retail partners, could harm our business, results of operations, and financial condition.

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

Our business is vulnerable to damage or interruption from earthquakes, fires, floods, power losses, telecommunications failures, terrorist attacks, acts of war, riots, public health crises, human errors, criminal acts, and similar events. For example, a significant natural disaster, such as an earthquake, fire, or flood, could harm our business, results of operations, and financial condition, and our insurance coverage may be insufficient to compensate us for losses that may occur. Our corporate offices, one of our distribution centers, and one of our data center facilities are located in Texas, a state that frequently experiences floods and storms. In addition, the facilities of our suppliers and where our manufacturers produce our products are located in parts of Asia that frequently experience typhoons and earthquakes. Acts of terrorism and public health crises, such as the current COVID-19 pandemic (or other future pandemics or epidemics), could also cause disruptions in our or our suppliers’, manufacturers’, and logistics providers’ businesses or the economy as a whole. The COVID-19 pandemic has significantly impacted the global supply chain, with restrictions and limitations on related activities causing disruption and delay, and the likely overall impact of the COVID-19 pandemic is viewed as highly negative to the general economy. These disruptions and delays have strained certain domestic and international supply chains, which have affected and could continue to negatively affect the flow or availability of certain of our products. While our domestic customization operations are open and operating currently, we were forced to temporarily close these operations during the pandemic. We may not have sufficient protection or recovery plans in some circumstances, such as natural disasters affecting Texas or other locations where we have operations or store significant inventory. Our servers may also be vulnerable to computer viruses, criminal acts, denial-of-service attacks, ransomware, and similar disruptions from unauthorized tampering with our computer systems, which could lead to interruptions, delays, or loss of critical data. As we rely heavily on our information technology and communications systems and the Internet to conduct our business and provide high-quality customer service, these disruptions could harm our ability to run our business and either directly or indirectly disrupt our suppliers’ or manufacturers’ businesses, which could harm our business, results of operations, and financial condition.

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

In addition, privacy laws, rules, and regulations are constantly evolving in the United States and abroad and may be inconsistent from one jurisdiction to another. For example, in June 2018, the State of California enacted the California Consumer Privacy Act, or CCPA, which became effective on January 1, 2020, and created new individual privacy rights for California consumers and place increased privacy and security obligations on entities handling certain personal data. Further, as we expand internationally, we are subject to additional privacy rules, such as the European Union’s General Data Protection Regulation, or GDPR, many of which are significantly more stringent than those in the United States. Complying with these evolving obligations is costly, and any failure to comply could give rise to unwanted media attention and other negative publicity, damage our customer and consumer relationships and reputation, and result in lost sales, fines, or lawsuits, and may harm our business and results of operations.

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

As of September 26, 2020, we had $238.8 million principal amount of indebtedness outstanding under the Credit Facility (as defined in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” of this Report). The Credit Facility is jointly and severally guaranteed by certain of our wholly-owned material subsidiaries, including YETI Coolers, LLC, which we refer to as YETI Coolers, and YETI Custom Drinkware LLC, which we refer to as YCD, and any of our future subsidiaries that become guarantors, together, which we refer to as the Guarantors, and is also secured by a first-priority lien on substantially all of our assets and the assets of the Guarantors, in each case subject to certain customary exceptions. We may, from time to time, incur additional indebtedness under the Credit Facility.

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

During the preparation of our consolidated financial statements for the year ended December 30, 2017, we identified certain material weaknesses in our internal control over financial reporting. The material weaknesses related to (i) ineffective information technology general controls (“ITGCs”) in the areas of user access and program-change management over certain information technology systems that support our financial reporting process; and (ii) failure to properly detect and analyze issues in the accounting system related to inventory valuation. During the year ended December 29, 2018, we implemented controls related to inventory valuation and concluded that our remediation efforts were successful and that the previously-identified material weakness relating to inventory has been remediated. During 2019, we also implemented our remediation plan with respect to our ITGCs that included: (i) hiring a new Chief Information Officer and an IT Compliance Manager in July 2019 to continue to improve our information technology systems, including the enhancement of related policies and procedures and the development and documentation of our ongoing ITGC improvement initiatives; and (ii) implementing remediation activities that were completed during the fourth quarter of 2019 within our SAP environment and across our other information technology systems that support our financial reporting process. During the quarter ended September 26, 2020, we completed the necessary testing to conclude that the material weakness related to ITGCs has been remediated as of September 26, 2020.

We cannot assure you that other material weaknesses and control deficiencies will not be discovered in the future. Our failure to maintain effective disclosure controls and internal control over financial reporting could have an adverse effect on our business and could cause investors to lose confidence in our financial statements, which could cause a decline in the price of our common stock, and we may be unable to maintain compliance with the NYSE listing standards.

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

Our insurance coverage may be inadequate to cover our liabilities related to such hazards or operational risks. For example, our insurance coverage does not cover us for business interruptions as they relate to the COVID-19 pandemic. In addition, we may not be able to maintain adequate insurance in the future at rates we consider reasonable and commercially justifiable, and insurance may not continue to be available on terms as favorable as our current arrangements. The occurrence of a significant uninsured claim or a claim in excess of the insurance coverage limits maintained by us could harm our business, results of operations, and financial condition.

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

Our stock price could decline as a result of substantial sales of our common stock or the perception or anticipation that such sales could occur, particularly sales by our directors, executive officers, and significant stockholders, a large number of shares of our common stock becoming available for sale, or the perception in the market that holders of a large number of shares intend to sell their shares. As of September 26, 2020, we had 87,064,035 shares of our common stock outstanding.

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

101*
The following unaudited financial statements from YETI Holdings, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 26, 2020, formatted in Inline eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Equity, (v) Consolidated Statements of Cash Flows, and (v) Notes to the Unaudited Condensed Consolidated Financial Statements

104*	Cover Page Interactive Data File (embedded within the Exhibit 101 Inline XBRL document)

* Filed herewith.
** Furnished herewith.
† Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

YETI Holdings, Inc.

Dated: November 5, 2020	By:	/s/ Matthew J. Reintjes
Matthew J. Reintjes
President and Chief Executive Officer, Director (Principal Executive Officer)

Dated: November 5, 2020	By:	/s/ Paul C. Carbone
Paul C. Carbone
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)