Form 10-K
period 2021-01-02
YETI Holdings, Inc.
filed 2021-03-01
CIK 1670592

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________
FORM 10-K
________________________________________________
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 2, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes  ☐ No  ☒
As of June 26, 2020, the last business day of our mostly recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates was $2,450,144,266.
As of February 19, 2021, there were 87,175,205 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the registrant’s 2021 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission no later than 120 days after January 2, 2021, are incorporated by reference in Part III herein.

Forward-Looking Statements
This Annual Report on Form 10-K (this “Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical or current fact included in this Report are forward-looking statements. Forward-looking statements include statements containing words such as “anticipate,” “assume,” “believe,” “can,” “have,” “contemplate,” “continue,” “could,” “design,” “due,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “likely,” “may,” “might,” “objective,” “plan,” “predict,” “project,” “potential,” “seek,” “should,” “target,” “will,” “would,” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operational performance or other events. For example, all statements made relating to growth strategies, the estimated and projected costs, expenditures, and growth rates, plans and objectives for future operations, growth, or initiatives, or strategies are forward-looking statements. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that are expected and, therefore, you should not unduly rely on such statements. The risks and uncertainties that could cause actual results to differ materially from those expressed or implied by these forward-looking statements include but are not limited to the risks and uncertainties listed below under "Risk Factors Summary" and further described under the heading “Risk Factors” in Part I, Item 1A of this Report, as such risk factors may be amended, supplemented or superseded from time to time by other reports we file with the United States Securities and Exchange Commission.

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

Risk Factors Summary
Investing in our securities involves a high degree of risk. The following is a summary of the principal factors that make an investment in our securities speculative or risky, all of which are more fully described below in the section titled “Risk Factors” in Part I, Item 1A of this Report. This summary should be read in conjunction with the “Risk Factors” section and should not be relied upon as an exhaustive summary of the material risks facing our business. In addition to the following summary, you should consider the information set forth in the “Risk Factors” section and the other information contained in this Report before investing in our securities.

Risks Related to Our Business, Operations and Industry
•A significant reduction in demand for our products could harm our results of operations.
•If we are unable to successfully design, develop and market new products, our business may be harmed.
•Our business could be harmed if we are unable to accurately forecast our results of operations and growth rate.
•We may not be able to effectively manage our growth.
•Our marketing strategy may not be successful with existing and future customers.
•If we fail to attract new customers, or fail to do so in a cost-effective manner, we may not be able to increase sales.
•We may not be successful in expanding into additional markets.
•If we fail to compete effectively, we could lose our market position.
•If we are unable to protect or preserve our brand image and proprietary rights, our business may be harmed.
•Problems with, or loss of, our suppliers or an inability to obtain raw materials could harm our business and results of operations.
•If we fail to timely and effectively obtain shipments of products from our manufacturers and deliver products to our retail partners and customers, our business and results of operations could be harmed.
•Our business is subject to the risk of manufacturer concentrations.
•Our results of operations could be materially harmed if we are unable to accurately forecast demand for our products.
•Our business could be harmed if we fail to execute our internal plans to transition our supply chain and certain other business processes to a global scale.
•Our profitability may decline as a result of increasing pressure on pricing.
•Some of our manufacturing relationships are not exclusive, which means that these manufacturers could produce similar products for our competitors.
•Fluctuations in the cost and availability of raw materials, equipment, labor, and transportation could cause manufacturing delays or increase our costs.
•Many of our products are manufactured by third parties outside of the United States, and our business may be harmed by legal, regulatory, economic, political and public health risks associated with international trade and those markets.
•As current tariffs are implemented, or if additional tariffs or other restrictions are placed on foreign imports or any related counter-measures are taken by other countries, our business and results of operations could be harmed.
•A significant portion of our sales are to independent retail partners, and if they cease to carry our current products or choose not to carry new products that we develop, our brand as well as our results of operations and financial condition could be harmed.
•We depend on our retail partners to display and present our products to customers, and our failure to maintain and further develop our relationships with our retail partners could harm our business.
•If our plans to increase sales through our DTC channel are not successful, our business and results of operations could be harmed.
•If we do not successfully implement our future retail store expansion, our growth and profitability could be harmed.
•Insolvency, credit problems or other financial difficulties that could confront our retail partners could expose us to financial risk.
•If our independent suppliers and manufacturing partners do not comply with ethical business practices or with applicable laws and regulations, our reputation, business, and results of operations could be harmed.
•We are subject to payment-related risks that may result in higher operating costs or the inability to process payments, either of which could harm our business, financial condition and results of operations..
•Our limited operating experience and limited brand recognition in new markets may make it more difficult to execute our international expansion plan and cause our business and growth to suffer.
•Our financial results and future growth could be harmed by currency exchange rate fluctuations.
•We may become involved in legal or regulatory proceedings and audits.
•Our business involves the potential for product recalls, product liability, and other claims against us, which could adversely affect our reputation, earnings and financial condition.
•Our business is subject to the risk of catastrophic events, and to interruption by problems such as terrorism, public health crises, cyberattacks, or failure of key information technology systems.

•Our results of operations are subject to seasonal and quarterly variations, which could cause the price of our common stock to decline.
•We are subject to many hazards and operational risks that can disrupt our business, some of which may not be insured or fully covered by insurance.

Risks Related to Market and Global Economic Conditions
•The COVID-19 pandemic could continue to adversely affect our business, sales, financial condition, results of operations and cash flows, and our ability to access current or obtain new lending facilities.
•During a downturn in the economy, consumer purchases of discretionary items are affected, which could materially harm our sales, profitability, and financial condition.

Risks Related to Information Technology and Security
•We rely significantly on information technology and any failure, inadequacy or interruption of that technology could harm our ability to effectively operate our business.
•We collect, store, process, and use personal and payment information and other customer data, which subjects us to regulation and other legal obligations related to privacy, information security, and data protection.
•Any material disruption or breach of our information technology systems or those of third-party partners could materially damage our customer and business partner relationships, and subject us to significant reputational, financial, legal, and operational consequences.

Risks Related to our Financial Condition and Tax Matters
•We depend on cash generated from our operations to support our growth, and we may need to raise additional capital, which may not be available on terms acceptable to us or at all.
•Our indebtedness may limit our ability to invest in the ongoing needs of our business and if we are unable to comply with the covenants in our current Credit Facility, our liquidity and results of operations could be harmed.
•If our goodwill, other intangible assets, or fixed assets become impaired, we may be required to record a charge to our earnings.
•Changes in tax laws or unanticipated tax liabilities could adversely affect our effective income tax rate and profitability.
•The uncertainty regarding the phase-out of LIBOR may negatively impact our operating results.
•Our results of operations could be harmed if a material number of our retail partners were not able to meet their payment obligations.

Risks Related to Ownership of Our Common Stock
•Any future failure to maintain effective internal control over financial reporting could harm us.
•Anti-takeover provisions in our charter documents and under Delaware law could make an acquisition of the Company more difficult, limit attempts by our stockholders to replace or remove our current management, and limit the market price of our common stock.
•Our Amended and Restated Certificate of Incorporation provides that the Court of Chancery of the State of Delaware is the sole and exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or employees.
•YETI Holdings, Inc. is a holding company with no operations of its own and, as such, it depends on its subsidiaries for cash to fund its operations and expenses, including future dividend payments, if any.

General Risk Factors
•Our future success depends on the continuing efforts of our management and key employees, and on our ability to attract and retain highly skilled personnel and senior management.
•If our estimates or judgments relating to our critical accounting policies prove to be incorrect or change significantly, our results of operations could be harmed.
•We may be the target of strategic transactions, which could divert our management's attention and otherwise disrupt our operations and adversely affect our business.
•We may acquire or invest in other companies, which could divert our management’s attention, result in dilution to our stockholders, and otherwise disrupt our operations and harm our results of operations.
•We may be subject to liability if we infringe upon the intellectual property rights of third parties.

PART I
Item 1. Business
Overview
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
Our fiscal year is the 52- or 53-week period that ends on the Saturday closest in proximity to December 31, such that each quarterly period will be 13 weeks in length, except during a 53-week period when the fourth quarter will be 14 weeks. Our fiscal year 2020 included 53 weeks and ended on January 2, 2021. Our fiscal years 2019 and 2018 ended on December 28, 2019 and December 29, 2018, respectively, and spanned 52 weeks each. Unless otherwise stated, references to particular years, quarters, months and periods refer to our fiscal years ended in December and the associated quarters, months, and periods of those fiscal years.

Our Products
Our product portfolio is comprised of three categories: Coolers & Equipment; Drinkware; and Other. We have a history of consistently broadening our high-performance, premium-priced product portfolio to meet our expanding customer base and their evolving pursuits. Our culture of innovation and success in identifying customer needs and wants drives our robust product roadmap. In 2020, net sales of Coolers & Equipment, Drinkware, and Other represented 41%, 58%, and 2% of net sales, respectively. Refer to Note 2 of the Notes to Consolidated Financial Statements for net sales by product category.

Coolers & Equipment
Our Coolers & Equipment family is comprised of hard coolers, soft coolers, storage, bags, outdoor living, and associated accessories. Coolers & Equipment could change over time as we add new product categories and incubate them within Coolers & Equipment.
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
Soft Coolers. The Hopper® is our line of soft coolers, which are designed to be leakproof and provide superior durability and ice retention compared to ordinary soft coolers. The Hopper soft cooler product line includes: the next-generation Hopper® M30, Hopper BackFlip™, Hopper Flip®, Daytrip™ Lunch Bag, and Daytrip™ Lunch Box. Our soft coolers also include related accessory options such as the SideKick Dry gear case, MOLLE Zinger retractable lanyard, and a mountable MOLLE Bottle Opener.

Storage, Bags, and Outdoor Living. Our storage, bags, and outdoor living product category includes: the Panga™ submersible duffel bag, LoadOut™ Bucket, Panga™ Backpack, Crossroads™ Backpack, Crossroads Tote, Camino™ Carryall, Hondo™ Base Camp Chair, Lowlands™ Blanket, Trailhead™ Dog Bed, and Boomer Dog Bowls. Beginning in 2019, we began reporting Boomer Dog Bowl net sales in our Coolers & Equipment instead of in our Other category.
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
Segment Information
We operate as one reportable segment.
Sales Channels
We offer our products in the United States, Canada, Australia, New Zealand, Europe, and Japan through a diverse omni-channel strategy, comprised of our wholesale and our direct-to-consumer (“DTC”) channels. In 2020 and 2019, our wholesale channel accounted for 47% and 58% of our net sales, respectively, and our DTC channel accounted for 53% and 42% of our net sales, respectively. As part of our commitment to premium positioning, we maintain supply discipline, consistently enforce our minimum advertised price (“MAP”) policy, and primarily sell through one-step distribution.
In our wholesale channel, we sell to several large retailers with a national presence, including Dick’s Sporting Goods, Lowe’s Home Improvement, REI, Academy Sports + Outdoors, Bass Pro Shops, Ace Hardware, and William Sonoma, and an assemblage of independent retail partners throughout the United States, Canada, Australia, New Zealand, and Europe. We carefully evaluate and select retail partners that have an image and approach that are consistent with our premium brand and pricing, while also seeking new retail partners that create access to unique shopping experiences or customer bases. Our network of independent retail partners includes outdoor specialty, hardware, sporting goods, and farm and ranch supply stores, among others. As of January 2, 2021, we sold through a diverse base of nearly 4,500 independent retail partners.
We sell our products in our DTC channel to consumers on YETI.com, country and region-specific YETI websites, and YETI Authorized on the Amazon Marketplace, as well as customized products with licensed marks and original artwork through our corporate sales program and at YETI.com. Our corporate sales program offers customized products to corporate customers for a wide-range of related events and activities, and in certain instances may also offer products to re-sell. Additionally, we sell our full line of products at our retail stores. Our DTC channel enables us to directly interact with our customers, more effectively control our brand experience, better understand consumer behavior and preferences, and offer exclusive products, content, and customization capabilities. We believe our control over our DTC channel provides our customers the highest level of brand engagement and further builds customer loyalty, while generating attractive margins.

No single customer accounted for 10% or more of our gross sales in 2020. YETI Authorized on the Amazon Marketplace represented approximately 14% of gross sales in 2020.

Our Market
Our premium products are designed for use in a wide variety of activities, from professional to recreational and outdoor to indoor, and can be used year round. As a result, the markets we serve are broad as well as deep, including, for example, outdoor, housewares, home and garden, outdoor living, industrial, and commercial. While our product reach extends into numerous and varied markets, we currently primarily serve the United States outdoor recreation market. The outdoor recreation products market is a large, growing, and diverse economic sector, which includes consumers of all genders, ages, ethnicities, and income levels.
Additionally, we are expanding internationally as we continue to grow our presence in North America (including Canada), Australia, New Zealand, Japan, and Europe. We are expanding internationally by focusing on brand awareness, wholesale expansion, and our DTC channel. We believe there are meaningful growth opportunities by expanding into additional international markets, such as Asia, as many of the market dynamics and premium, performance-based consumer needs that we have successfully identified domestically are also valued in these markets.
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
To ensure our continued success in bringing category-redefining products to market, our marketing and product development teams collaborate to identify consumer needs and wants to drive our robust product roadmap. We use our purpose-built, state-of-the-art research and development center to generate design prototypes and test performance. We follow a disciplined, stage-gate product development process that is designed to provide consistent quality control while optimizing speed-to-market. We collaborate with our YETI Ambassadors, a diverse group of men and women throughout the United States and select international markets, comprised of world-class anglers, hunters, rodeo cowboys, barbecue pitmasters, surfers, brewmasters, fitness experts, skateboarders, and outdoor adventurers who embody our brand, and industry professionals to test our prototypes and provide feedback that is incorporated into final product designs. Once we approve the final design and specifications of a new product, we partner with global suppliers and specialized manufacturers to produce our products according to our exacting performance and quality standards.
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
We do not own or operate any manufacturing facilities. We match sourcing partnerships to deliver flexibility and scalability to support multiple product introductions and evolving channel strategies. Our global supply chain management team researches materials and equipment; qualifies raw material suppliers; vets potential manufacturing partners for advanced production and quality assurance processes; directs our production planning; approves and manages product purchasing plans; and oversees product transportation. Additionally, we work closely with our manufacturing partners regarding product quality and manufacturing process efficiency.

Many of our core products are manufactured in the United States, China, the Philippines, Vietnam, Taiwan, Poland, and Malaysia. In addition, we have third-party manufacturing partners in Mexico and Italy. To mitigate the concentration risk in our supply chain, we are pursuing a higher diversification of manufacturing partners, with both sourcing and geographical advantages and, over time, intend to shift the current allocation of production to a better balance among them. See Note 1 of the Notes to Consolidated Financial Statements included herein for further discussion of concentration risk. We hold our manufacturers to rigorous quality and product conformance standards through frequent involvement and regular product inspecting. We own the molds and tooling used in the production of our products, create and provide the specifications for our products, and work closely with our manufacturing partners to improve production yields and efficiency. Our manufacturers do not have unique skills, technologies, processes, or intellectual property that prevent us from migrating to other manufacturing partners.
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
Competition
We compete in the large outdoor and recreation market and may compete in other addressable markets. Competition in our markets is based on a number of factors including product quality, performance, durability, styling, and price, as well as brand image and recognition. We believe that we have been able to compete successfully on the basis of our brand, superior design capabilities and product development, our DTC capabilities, as well as the breadth of our national, regional, and independent retail partners.
In the Coolers & Equipment category, we compete against established, well-known, and legacy cooler brands, such as Igloo and Coleman, as well as numerous other brands and retailers that offer competing products. The popularity of YETI products and the YETI brand has attracted numerous new competitors including Pelican, OtterBox, and others, as well as private label brands. In the Drinkware category, we compete against well-known brands such as HydroFlask, as well as numerous other brands and retailers that offer competing products.
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
Seasonality
We expect our sales to include a seasonal component. We expect our net sales to be highest in the fourth and second quarters, due in part to seasonal holiday demand, followed by the third quarter, and the lowest sales in the first quarter. We expect that this seasonality will continue to be a factor in our results of operations and sales. See “Impacts of the COVID-19 Pandemic” above for additional information of the impact of COVID-19 on our seasonality for 2020.

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
Human Capital Resources

At YETI, we have an unwavering commitment to outdoor and recreation communities, and we are relentless in our pursuit of building superior products for people to confidently enjoy life outdoors and beyond. We are proud of our unique company culture, where ideas, innovation, collaboration and personal development are essential. We believe our brand, culture, and employees are central to our success and our ability to attract, develop, motivate, and retain highly-skilled talent.

As of January 2, 2021, we employed approximately 701 people worldwide, representing seven countries. Of these, approximately 90% of our workforce was located in the United States. None of our employees are currently covered by a collective bargaining agreement. We have no labor-related work stoppages and believe our relations with our employees are positive and stable.
Diversity, Equity and Inclusion. We believe that an equitable and inclusive and culturally diverse environment is imperative and key to our long-term growth. YETI is committed to building an inclusive and diverse culture through a variety of initiatives on employee recruitment, employee training and development, including through participation in our employee affinity groups (“EAGs”). Our EAGs are voluntary, employee-led groups that foster a diverse and inclusive workplace aligned with our core values, goals and business practices.

Compensation and Benefits. We strive to hire, develop and retain top talent. We attract and reward our employees by providing competitive benefits, including market-competitive compensation, healthcare, 401(k) program, paid time off, bonding leave, as well as health, wellness and financial planning programs.

Communication and Engagement. We actively communicate and listen to employees through multiple internal channels and encourage employees to provide feedback about their experiences through ongoing employee engagement activities, including employee satisfaction surveys and pulse surveys on specific issues. We strive to address feedback in real time in order to continue to provide an environment where our employees can have fulfilling careers and be more productive, creative, happy, and healthy.

Consistent with our focus on employee growth and development, YETI offers employees the opportunity to participate in educational activities and periodic trainings. Additionally, we employ a variety of recognition programs to recognize leadership and other employees who best exemplify our core values.

Compliance with Government Regulations

YETI is subject to a wide variety of local, state, and federal laws and regulations in the countries where it conducts business. While compliance with these laws and regulations often requires the dedication of time and effort of employees, as well as financial resources, in fiscal 2020, compliance with the regulations applicable to YETI did not have a material effect on its capital expenditures, earnings, or competitive position. Additional information about the potential impact of government regulations on YETI's business is included in Item 1A. “Risk Factors” under the headings "Many of our products are manufactured by third parties outside of the United States, and our business may be harmed by legal, regulatory, economic, political and public health risks associated with international trade and those markets," "If our independent suppliers and manufacturing partners do not comply with ethical business practices or with applicable laws and regulations, our reputation, business, and results of operations could be harmed," "We may become involved in legal or regulatory proceedings and audits," and "Our business involves the potential for product recalls, product liability, and other claims against us, which could adversely affect our reputation, earnings and financial condition."

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

Item 1A. Risk Factors

Our business, financial condition and operating results can be affected by a number of risks and uncertainties, whether currently known or unknown, any one or more of which could, directly or indirectly, cause our actual results of operations and financial condition to vary materially from past, or from anticipated future, results of operations and financial condition. The risks discussed below are not the only ones facing our business but do represent those risks that we believe are material to us. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also adversely affect our business, financial condition and results of operations.

Risks Related to Our Business, Operations and Industry

Our business depends on maintaining and strengthening our brand to generate and maintain ongoing demand for our products, and a significant reduction in such demand could harm our results of operations.

The YETI name and premium brand image are integral to the growth of our business, as well as to the implementation of our strategies for expanding our business. Our success depends on the value and reputation of our brand, which, in turn, depends on factors such as the quality, design, performance, functionality, and durability of our products, the image of our e-commerce platform and retail partner floor spaces, our communication activities, including advertising, social media, and public relations, and our management of the customer experience, including direct interfaces through customer service. Maintaining, promoting, and positioning our brand are important to expanding our customer base and will depend largely on the success of our marketing and merchandising efforts and our ability to provide consistent, high-quality customer experiences. We intend to continue making substantial investments in these areas in order to maintain and enhance our brand, and such investments may not be successful. Ineffective marketing, negative publicity, product diversion to unauthorized distribution channels, product or manufacturing defects, counterfeit products, unfair labor practices, and failure to protect the intellectual property rights in our brand are some of the potential threats to the strength of our brand, and those and other factors could rapidly and severely diminish customer confidence in us. Furthermore, these factors could cause our customers to lose the personal connection they feel with the YETI brand. We believe that maintaining and enhancing our brand image in our current markets and in new markets where we have limited brand recognition is important to expanding our customer base. If we are unable to maintain or enhance our brand in current or new markets, our growth strategy and results of operations could be harmed.

If we are unable to successfully design, develop and market new products, our business may be harmed.

The market for products in the outdoor and recreation products industry is characterized by new product introductions, frequent enhancements to existing products, and changing customer demands, needs and preferences. To maintain and increase sales, we must continue to introduce new products and improve or enhance our existing products on a timely basis to respond to new and evolving consumer preferences. The success of our new and enhanced products depends on many factors, including anticipating consumer preferences, finding innovative solutions to consumer problems, differentiating our products from those of our competitors, and maintaining the strength of our brand. The design and development of our products is costly, and we typically have several products in development at the same time. Problems in the design or quality of our products, or delays in product introduction, may harm our brand, business, financial condition, and results of operations. Any new products that we develop and market may not generate sufficient revenues to recoup their development, production, marketing, selling and other costs.

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

Failure to accurately forecast our results of operations and growth rate could cause us to make poor operating decisions and we may not be able to adjust in a timely manner. Consequently, actual results could be materially lower than anticipated. Even if the markets in which we compete expand, we cannot assure you that our business will grow at similar rates, if at all. Furthermore, if we fail to accurately forecast our results of operations and growth rate, we may experience excess inventory levels or a shortage of product to deliver to our customers. Inventory levels in excess of customer demand may result in inventory write-downs or write-offs and the sale of excess inventory at discounted prices or in less preferred distribution channels, which could impair our brand image and harm our gross margin. In addition, if we underestimate our growth rate and the demand for our products, our manufacturers may not be able to produce products to meet our customer requirements, and this could result in delays in the shipment of our products and our ability to recognize revenue, lost sales, as well as damage to our reputation and retailer and distributor relationships. For more information regarding the inventory risk related to our inability to accurately forecast our results of operations, please see “— Our results of operations could be materially harmed if we are unable to accurately forecast demand for our products.”

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
Competitors have imitated and attempted to imitate, and will likely continue to imitate or attempt to imitate, our products and technology. If we are unable to protect or preserve our brand image and proprietary rights, our business may be harmed.

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

We depend on a limited number of third-party contract manufacturers for the sourcing of our products. For hard coolers, soft coolers, Drinkware, bags, and outdoor living and pet products our two largest manufacturers comprised approximately 88%, 85%, 77%, 83%, and 95% respectively, of our production volume during 2020. For cargo, two manufacturers accounted for all of the production in 2020. As a result of this concentration in our supply chain, our business and operations would be negatively affected if any of our key manufacturers were to experience significant disruption affecting the price, quality, availability, or timely delivery of products. Our manufacturers could also be acquired by our competitors and may become our direct competitors, thus limiting or eliminating our access to manufacturing capacity. The partial or complete loss of our key manufacturers, or a significant adverse change in our relationship with any of these manufacturers, could result in lost sales, added costs, and distribution delays that could harm our business and customer relationships.

Our results of operations could be materially harmed if we are unable to accurately forecast demand for our products.

To ensure adequate inventory supply, we must forecast inventory needs and place orders with our manufacturers before firm orders are placed by our customers. If we fail to accurately forecast customer demand, we may experience excess inventory levels or a shortage of product to deliver to our customers. Factors that could affect our ability to accurately forecast demand for our products include: (a) an increase or decrease in consumer demand for our products; (b) our failure to accurately forecast consumer acceptance for our new products; (c) product introductions by competitors; (d) unanticipated changes in general market conditions or other factors, which may result in cancellations of advance orders or a reduction or increase in the rate of reorders or at-once orders placed by retailers; (e) the impact on consumer demand due to unseasonable weather conditions; (f) weakening of economic conditions or consumer confidence in future economic conditions, which could reduce demand for discretionary items, such as our products; and (g) terrorism or acts of war, or the threat thereof, or political or labor instability or unrest, riots, public health crises such as the current COVID-19 pandemic (or other future pandemics or epidemics), or xenophobia resulting therefrom, which could adversely affect consumer confidence and spending or interrupt production and distribution of product and raw materials.

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

Difficulty in forecasting demand, which we have encountered as a result of the COVID-19 pandemic, also makes it difficult to estimate our future results of operations and financial condition from period to period. A failure to accurately predict the level of demand for our products could adversely impact our profitability or cause us not to achieve our expected financial results.

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

Many of our core products are manufactured in China, the Philippines, Vietnam, Taiwan, Poland, and Malaysia. In addition, we have third-party manufacturing partners in Mexico and Italy. Our reliance on suppliers and manufacturers in foreign markets creates risks inherent in doing business in foreign jurisdictions, including: (a) the burdens of complying with a variety of foreign laws and regulations, including trade and labor restrictions and laws relating to the importation and taxation of goods; (b) weaker protection for intellectual property and other legal rights than in the United States, and practical difficulties in enforcing intellectual property and other rights outside of the United States; (c) compliance with U.S. and foreign laws relating to foreign operations, including the U.S. Foreign Corrupt Practices Act (“FCPA”), the UK Bribery Act 2010 (“Bribery Act”), regulations of the U.S. Office of Foreign Assets Controls (“OFAC”), and U.S. anti-money laundering regulations, which respectively prohibit U.S. companies from making improper payments to foreign officials for the purpose of obtaining or retaining business, operating in certain countries, or maintaining business relationships with certain restricted parties as well as engaging in other corrupt and illegal practices; (d) economic and political instability and acts of terrorism in the countries where our suppliers are located; (e) public health crises, such as pandemics and epidemics, in the countries where our suppliers and manufacturers are located; (f) transportation interruptions or increases in transportation costs; and (g) the imposition of tariffs or non-tariff barriers on components and products that we import into the United States or other markets. For example, the ongoing COVID-19 outbreak has resulted in increased travel restrictions, supply chain disruptions, and extended shutdown of certain businesses around the globe. This public health crises or any further political developments or health concerns in markets in which our products are manufactured could result in social, economic and labor instability, adversely affecting the supply of our products and, in turn, our business, financial condition, and results of operations. Further, we cannot assure you that our directors, officers, employees, representatives, manufacturers, or suppliers have not engaged and will not engage in conduct for which we may be held responsible, nor can we assure you that our manufacturers, suppliers, or other business partners have not engaged and will not engage in conduct that could materially harm their ability to perform their contractual obligations to us or even result in our being held liable for such conduct. Violations of the FCPA, the Bribery Act, OFAC restrictions, or other export control, anti-corruption, anti-money laundering, and anti-terrorism laws or regulations may result in severe criminal or civil penalties, and we may be subject to other related liabilities, which could harm our business, financial condition, cash flows, and results of operations.

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

A significant portion of our sales are to independent retail partners. If these independent retail partners cease to carry our current products or choose not to carry new products that we develop, our brand as well as our results of operations and financial condition could be harmed.

For 2019 and 2020, approximately 18% and 14%, respectively, of our gross sales were made to independent retail partners. These retail partners may decide to emphasize products from our competitors, to redeploy their retail floor space to other product categories, or to take other actions that reduce their purchases of our products. We do not receive long-term purchase commitments from our independent retail partners, and orders received from our independent retail partners are cancellable. Factors that could affect our ability to maintain or expand our sales to these independent retail partners include: (a) failure to accurately identify the needs of our customers; (b) a lack of customer acceptance of new products or product expansions; (c) unwillingness of our independent retail partners and customers to attribute premium value to our new or existing products or product expansions relative to competing products; (d) failure to obtain shelf space from our retail partners; (e) new, well-received product introductions by competitors; (f) damage to our relationships with independent retail partners due to brand or reputational harm; (g) delays or defaults on our retail partners' payment obligations to us; and (h) store closures, decreased foot traffic, recession or other adverse effects resulting from public health crises such as the current COVID-19 pandemic (or other future pandemics or epidemics).

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

We have key relationships with national retail partners. For both 2019 and 2020, one national retail partner accounted for approximately 15% and 9% of our gross sales, respectively. If we lose any of our key retail partners or any key retail partner reduces its purchases of our existing or new products or its number of stores or operations or promotes products of our competitors over ours, our sales would be harmed. Because we are a premium brand, our sales depend, in part, on retail partners effectively displaying our products, including providing attractive space and point of purchase displays in their stores, and training their sales personnel to sell our products. If our retail partners reduce or terminate those activities, we may experience reduced sales of our products, resulting in lower gross margins, which would harm our results of operations.
If our plans to increase sales through our DTC channel are not successful, our business and results of operations could be harmed.

For 2020, our DTC channel accounted for 53% of our net sales. Part of our growth strategy involves increasing sales through our DTC channel. However, we have limited operating experience executing the retail component of this strategy. The level of customer traffic and volume of customer purchases through our country and region-specific YETI websites or other e-commerce initiatives are substantially dependent on our ability to provide a content-rich and user-friendly website, a hassle-free customer experience, sufficient product availability, and reliable, timely delivery of our products. If we are unable to maintain and increase customers’ use of our website, allocate sufficient product to our website, and increase any sales through our website, our business, and results of operations could be harmed.

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

We have and may continue to expand our existing DTC channel by opening new retail stores. We opened and currently operate retail stores in Austin, Texas, Charleston, South Carolina, Chicago, Illinois, Dallas, Texas, Denver, Colorado, Ft. Lauderdale, Florida, and West Palm Beach, Florida. Our ability to open new retail stores in a timely manner and operate them profitably depends on a number of factors, many of which are beyond our control, including:

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

We are subject to payment-related risks that may result in higher operating costs or the inability to process payments, either of which could harm our business, financial condition and results of operations..

For our DTC sales, as well as for sales to certain retail partners, we accept a variety of payment methods, including credit cards, debit cards, electronic funds transfers, electronic payment systems, and gift cards. Accordingly, we are, and will continue to be, subject to significant and evolving regulations and compliance requirements, including obligations to implement enhanced authentication processes that could result in increased costs and liability, and reduce the ease of use of certain payment methods. For certain payment methods, including credit and debit cards, as well as electronic payment systems, we pay interchange and other fees, which may increase over time. We rely on independent service providers for payment processing, including credit and debit cards. If these independent service providers become unwilling or unable to provide these services to us, or if the cost of using these providers increases, our business could be harmed. We are also subject to payment card association operating rules and agreements, including data security rules and agreements, certification requirements, and rules governing electronic funds transfers, which could change or be reinterpreted to make it difficult or impossible for us to comply. If we fail to comply with these rules or requirements, or if our data security systems are breached or compromised, we may be liable for losses incurred by card issuing banks or customers, subject to fines and higher transaction fees, lose our ability to accept credit or debit card payments from our customers, or process electronic fund transfers or facilitate other types of payments. Any failure to comply could significantly harm our brand, reputation, business, financial condition and results of operations.

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

Our business involves the potential for product recalls, product liability, and other claims against us, which could adversely affect our reputation, earnings and financial condition.

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

Risks Related to Market and Global Economic Conditions
The COVID-19 pandemic could continue to adversely affect our business, sales, financial condition, results of operations and cash flows, and our ability to access current or obtain new lending facilities.
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

The further spread of COVID-19, and the requirements to take action to help limit the spread of the illness, could impact our ability to carry out our business as usual and may materially adversely impact global economic conditions, our business, results of operations, cash flows and financial condition. The extent of the impact of COVID-19 on our business and financial results will depend on future developments, including the duration and severity of the outbreak (including the severity and transmission rates of new variants of the coronavirus) within the markets in which we operate, the timing, distribution and efficacy of vaccines and other treatments, the related impact on consumer confidence and spending, and the effect of governmental regulations imposed in response to the pandemic, all of which are highly uncertain and ever-changing. The sweeping nature of the COVID-19 pandemic makes it extremely difficult to predict how our business and operations will be affected in the longer run. However, the likely overall economic impact of the pandemic is viewed as highly negative to the general economy. Any of the foregoing factors, or other cascading effects of the coronavirus pandemic, could materially increase our costs, negatively impact our sales and damage our results of operations and liquidity, possibly to a significant degree. The duration of any such impacts cannot be predicted.

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

Risks Related to Information Technology and Security

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

Risks Related to our Financial Condition and Tax Matters

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

As of January 2, 2021, we had $135.0 million principal amount of indebtedness outstanding under the Credit Facility (as defined in Note 8 of the Notes to Consolidated Financial Statements). The Credit Facility is jointly and severally guaranteed by certain of our wholly-owned material subsidiaries, including YETI Coolers, LLC, which we refer to as YETI Coolers, and YETI Custom Drinkware LLC, which we refer to as YCD, and any of our future subsidiaries that become guarantors, together, which we refer to as the Guarantors, and is also secured by a first-priority lien on substantially all of our assets and the assets of the Guarantors, in each case subject to certain customary exceptions. We may, from time to time, incur additional indebtedness under the Credit Facility.

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

The uncertainty regarding the phase-out of LIBOR may negatively impact our operating results.

LIBOR, the London interbank offered rate, is the interest rate benchmark used as a reference rate on our variable rate debt, including our Credit Facility. On July 27, 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021. It is unclear if at that time LIBOR will cease to exist or if new methods of calculating LIBOR will be established such that it continues to exist after 2021. In November 30, 2020, ICE Benchmark Administration (“IBA”), the administrator of LIBOR, with the support of the United States Federal Reserve and the United Kingdom’s Financial Conduct Authority, announced plans to consult on ceasing publication of USD LIBOR on December 31, 2021 for only the one week and two month USD LIBOR tenors, and on June 30, 2023 for all other USD LIBOR tenors. While this announcement extends the transition period to June 2023, the United States Federal Reserve concurrently issued a statement advising banks to stop new USD LIBOR issuances by the end of 2021. In light of these recent announcements, the future of LIBOR at this time is uncertain and any changes in the methods by which LIBOR is determined or regulatory activity related to LIBOR’s phaseout could cause LIBOR to perform differently than in the past or cease to exist.

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

We are subject to credit risk in connection with providing credit to our retail partners, and our results of operations could be harmed if a material number of our retail partners were not able to meet their payment obligations.

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

Risks Related to Ownership of Our Common Stock

We previously identified material weaknesses in our internal control over financial reporting which have since been remediated. Any future failure to implement and maintain effective internal control over financial reporting could result in material misstatements in our financial statements and could cause investors to lose confidence in our financial statements, which could have a material adverse effect on our stock price.

During the preparation of our consolidated financial statements for the year ended December 30, 2017, we identified certain material weaknesses in our internal control over financial reporting. The material weaknesses related to (i) ineffective information technology general controls (“ITGCs”) in the areas of user access and program-change management over certain information technology systems that support our financial reporting process; and (ii) failure to properly detect and analyze issues in the accounting system related to inventory valuation. Although the previously-identified material weakness relating to inventory was remediated as of December 28, 2019 and the material weakness related to ITGCs was remediated as of September 26, 2020, we cannot assure you that other material weaknesses and control deficiencies will not be discovered in the future. If we identify any other material weaknesses in our internal control over financial reporting, or we fail to implement and maintain effective internal controls in the future, investors may lose confidence in our financial statements, which could cause a decline in the price of our common stock, and we may be unable to maintain compliance with the NYSE listing standards.
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

General Risk Factors

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

We may be the target of strategic transactions, which could divert our management's attention and otherwise disrupt our operations and adversely affect our business.

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

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
Our corporate headquarters are located in a 175,000 square foot leased facility in Austin, Texas, a portion of which we sublease. We also lease office and building space in Austin, Texas, Canada, China, and Australia. Our primary distribution centers are leased and managed by third-party logistics providers and, as of January 2, 2021, were located in Dallas, Texas, Salt Lake City, Utah, Australia, Canada, New Zealand, and the Netherlands. In addition, we lease and operate eight retails stores across the United States.

We believe that our facilities, including space available through our third-party logistics providers, are in good condition and are adequate to support our current needs.

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

Holders of Record

As of February 19, 2021, there were approximately 33 shareholders of record of our common stock. This does not include the significant number of beneficial owners whose stock is in nominee or “street name” accounts through brokers, banks or other nominees.

Dividend Policy

We have not declared or paid any cash dividends on our common stock. We intend to retain any future earnings and do not expect to pay any dividends in the foreseeable future.

Stock Performance Graph

The following graph shows a comparison of the cumulative total return for our common stock with that of the Standard & Poor’s 500 Stock Index (“S&P 500 Index”) and Standard & Poor’s 500 Apparel, Accessories & Luxury Goods Index. The graph assumes that $100 was invested on October 25, 2018 (the date our common stock commenced trading on the NYSE) in our common stock, the S&P 500 Index, and Standard & Poor’s 500 Apparel, Accessories & Luxury Goods Index and assumes reinvestment of any dividends, if any. Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

Comparison of Cumulative Total Return Since October 25, 2018
Assumes Initial Investment of $100

	10/25/2018	12/29/2018	12/28/2019	1/2/2021
YETI Holdings, Inc.	$100.00	$87.18	$205.76	$402.76
S&P 500 Index	100.00	91.87	119.75	138.83
S&P 500 Apparel, Accessories & Luxury Goods Index	100.00	81.85	99.78	87.75

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

	Fiscal Year Ended
	January 2, 2021	December 28, 2019	December 29, 2018	December 30, 2017	December 31, 2016
Consolidated Statement of Operations Data:
Net sales	$1,091,721	$913,734	$778,833	$639,239	$818,914
Gross profit	628,803	475,314	383,128	294,601	413,961
Net Income	155,801	50,434	57,763	15,401	48,788

Net income per share - diluted	$1.77	$0.58	$0.69	$0.19	$0.58
Dividend per share(1)	$—	$—	$—	$—	$5.54
Weighted average common shares outstanding - diluted	87,847	86,347	83,519	82,972	82,755

Consolidated Balance Sheet Data:
Cash	$253,283	$72,515	$80,051	$53,650	$21,291
Inventory	140,111	185,700	145,423	175,098	246,119
Total assets	737,067	629,539	514,213	516,427	536,107
Current maturities of long-term debt	22,697	15,185	43,638	47,050	45,550
Long-term debt, net of current portion(2)	111,017	281,715	284,376	428,632	491,688
Total stockholders’ equity (deficit)	288,418	122,005	28,971	(76,231)	(95,101)
________________________________________
(1)In 2016, we declared and paid a cash dividend of $5.54 per common share, as a partial return of capital to our stockholders, which totaled $451.3 million.
(2)In 2020, we made a total of $165.0 million in mandatory and voluntary payments to our Credit Facility using cash on hand. In 2018, we made a total of $150.3 million in mandatory and voluntary payments to our Credit Facility using cash on hand and $42.4 million in net proceeds from our IPO in October 2018.

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
Effects of the COVID-19 Pandemic
In March 2020, the World Health Organization declared the novel strain of coronavirus (COVID-19) a global pandemic. The COVID-19 pandemic has significantly impacted global economies, resulting in travel restrictions, business slowdowns or shutdowns in affected areas, reduced economic activity, and changes in consumer behavior.

These COVID-19 pandemic disruptions have affected our businesses, as well as those of our consumers, wholesale partners, and suppliers. As we entered 2020, the great momentum from 2019 continued to be reflected in the strong sales performance throughout most of the first quarter of 2020. Unfortunately, our sales were adversely impacted during the final weeks of the first quarter of 2020 due to the decrease in consumer spending and temporary store closures attributed to the COVID-19 pandemic. However, during the second quarter of 2020, our DTC channel significantly benefited from a demand surge for outdoor recreation and leisure lifestyle products as we saw consumers change their views towards how they spend their time experiencing nature and exploring the outdoors as home restriction were lifted, as well as more consumers shopping online while sheltering-in-place. The unprecedented demand across the DTC channel continued throughout the remainder of the year. In our wholesale channel, these changes in consumer behavior helped to fuel strong wholesale orders at the end of the second quarter of 2020 as our wholesale partners began to reopen stores and replenish inventories for anticipated demand for the remainder of 2020. Despite the strong demand, the full-year performance of our wholesale channel was limited by inventory constraints throughout the second half of the year, as further discussed below.

To date, we have experienced minimal supply-chain disruptions as a direct result of the COVID-19 pandemic. Additionally, restrictions or disruptions of transportation did not result in significantly higher costs or delays for us during 2020. However, in the final weeks of the second quarter of 2020 in the midst of the pandemic, we reduced inventory purchase orders to align with demand forecasts at the time and to provide enhanced financial flexibility. These actions coupled with the overall strong demand during 2020 contributed to lower than expected inventory levels throughout the second half of the year and, in turn, resulted in inventory constraints to meet demand in our wholesale channel, particularly in the fourth quarter of 2020.

As part of our response strategy to the disruptions caused by the COVID-19 pandemic and as a precautionary measure, we enhanced our liquidity position at the end of the first quarter of 2020 through a $50.0 million draw down on our Revolving Credit Facility and began instituting cost reduction initiatives, including the reduction of discretionary spending, lowering of capital expenditures and investments, temporary hiring suspensions, employee furloughs, and workforce reductions. Our senior leadership also agreed to temporarily reduce their base salaries and our Board of Directors agreed to temporarily waive their annual cash compensation starting in May 2020. In the second quarter of 2020, we repaid in full the $50.0 million borrowed under the Revolving Credit Facility. The cost reduction initiatives were scaled back during the second half of 2020. In August 2020, salaries of senior leadership team members were restored to previously approved levels. Additionally, the Board of Directors’ annual cash compensation was reinstated.

Throughout the pandemic, we have prioritized the health and safety of our employees and our consumers. In March 2020, we temporarily closed our retail stores, domestic customization operations, and offices, including our innovation center, and implemented a remote work policy for all of our corporate employees, which, in most cases, we are still continuing to follow. As our retail stores and certain of our facilities were re-opened, we followed local health guidelines and we implemented additional safety and cleaning protocols.

As we continue to monitor and navigate the COVID-19 pandemic and its effects and may take additional actions based on the requirements and recommendations of local health guidelines, we intend to focus on disciplined investments for future, long-term growth. In certain circumstances, there may be developments outside our control requiring us to adjust our operating plan. As such, given the dynamic nature of this situation, we cannot reasonably estimate the impacts of the COVID-19 pandemic on our financial condition, results of operations or cash flows in the future. In addition, see Part I-Item 1A, “Risk Factors - Risks Related to Market and Global Economic Conditions,” included herein for updates to our risk factors regarding risks associated with the COVID-19 pandemic.
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
Gross profit. Gross profit reflects net sales less cost of goods sold, which primarily includes the purchase cost of our products from our third-party contract manufacturers, inbound freight and duties, product quality testing and inspection costs, depreciation expense of our molds and equipment, and the cost of customizing Drinkware products. We calculate gross margin as gross profit divided by net sales. Our DTC channel generally generates higher gross margin than our wholesale channel due to differentiated pricing between these channels.
Selling, general, and administrative expenses. Selling, general, and administrative (“SG&A”) expenses consist primarily of marketing costs, employee compensation and benefits costs, costs of our outsourced warehousing and logistics operations, costs of operating on third-party DTC marketplaces, professional fees and services, non-cash stock-based compensation, cost of product shipment to our customers, depreciation and amortization expense, and general corporate infrastructure expenses. Our variable expenses, specifically our distribution expenses, will vary as they are dependent on our sales volume and our channel mix. Our DTC channel distribution costs are generally higher as a percentage of net sales than our wholesale channel distribution costs. In 2020, due to the impact of the COVID-19 pandemic as described below, our channel mix significantly shifted towards our DTC channel from 42% in 2019 to 53% in 2020. As a result, variable distribution expenses as a percentage of net sales increased during 2020.

Fiscal Year. We have a 52- to 53-week fiscal year that ends on the Saturday closest in proximity to December 31, such that each quarterly period will be 13 weeks in length, except during a 53-week year when the fourth quarter will be 14 weeks. Our fiscal year 2020 included 53 weeks and ended on January 2, 2021. Our fiscal years 2019 and 2018 ended on December 28, 2019 and December 29, 2018, respectively, and spanned 52 weeks each. Unless otherwise stated, references to particular years, quarters, months and periods refer to our fiscal years ended in December and the associated quarters, months, and periods of those fiscal years.

Results of Operations
The following table sets forth selected statement of operations data, and their corresponding percentage of net sales, for the periods indicated (dollars in thousands):

	Fiscal Year Ended
	January 2, 2021		December 28, 2019		December 29, 2018
Statement of Operations
Net sales	$1,091,721	100%	$913,734	100%	$778,833	100%
Cost of goods sold	462,918	42%	438,420	48%	395,705	51%
Gross profit	628,803	58%	475,314	52%	383,128	49%
Selling, general, and administrative expenses	414,570	38%	385,543	42%	280,972	36%
Operating income	214,233	20%	89,771	10%	102,156	13%
Interest expense	(9,155)	1%	(21,779)	2%	(31,280)	4%
Other income (expense)	123	—%	(734)	—%	(1,261)	—%
Income before income taxes	205,201	19%	67,258	7%	69,615	9%
Income tax expense	(49,400)	5%	(16,824)	2%	(11,852)	2%
Net income	$155,801	14%	$50,434	6%	$57,763	7%

Year Ended January 2, 2021 Compared to Year Ended December 28, 2019

	Fiscal Year Ended
	January 2, 2021	December 28, 2019	Change
(dollars in thousands)			$	%
Net sales	$1,091,721	$913,734	$177,987	19%
Gross profit	628,803	475,314	153,489	32%
Gross margin (Gross profit as a % of net sales)	57.6%	52.0%
Selling, general, and administrative expenses	$414,570	$385,543	$29,027	8%
SG&A as a % of net sales	38.0%	42.2%

Net Sales

Net sales increased $178.0 million, or 19%, to $1,091.7 million in 2020 from $913.7 million in 2019. The increase in net sales was driven by growth in our faster growing DTC channel. DTC channel net sales increased $194.8 million, or 50%, to $580.9 million in 2020 from $386.1 million in 2019, driven by both Drinkware and Coolers & Equipment categories. Net sales in our DTC channel were favorably impacted by increased demand for outdoor recreation and leisure lifestyle products as the COVID-19 pandemic has significantly impacted consumers’ views towards how they spend their time experiencing nature and the outdoors as well as more consumers shopping online while sheltering-in-place, resulting in increased sales volume during the period. As a result, our channel mix significantly shifted towards our DTC channel from 42% in 2019 to 53% in 2020. Net sales in our wholesale channel decreased $16.8 million, or 3%, to $510.9 million in 2020 from $527.6 million in 2019, primarily driven by Coolers & Equipment. While wholesale net sales trends returned to positive growth at the end of the second quarter of 2020 and continued during the second half of the year, the sharp decline of net sales during March and April 2020, as a result of COVID-19 related temporary store closures, adversely impacted the performance of the wholesale channel.

Net sales in our two primary product categories were as follows:
•Drinkware net sales increased $102.3 million, or 19%, to $628.6 million in 2020 from $526.2 million in 2019, primarily driven by the increase in sales volume, reflecting the continued expansion of our Drinkware product offerings, including the introduction of new colorways and sizes, and strong demand for customization.
•Coolers & Equipment net sales increased $77.7 million, or 21%, to $446.6 million in 2020 from $368.9 million in 2019, primarily driven by the strong performance of hard coolers, soft coolers, outdoor living products, and cargo.

Gross Profit

Gross profit increased $153.5 million, or 32%, to $628.8 million in 2020 from $475.3 million in 2019. Gross margin increased 560 basis points to 57.6% in 2020 from 52.0% in 2019. The increase in gross margin was primarily driven by:

•an increase in the mix of higher margin DTC channel net sales, which favorably impacted gross margin by approximately 280 basis points;
•product cost improvements across our product portfolio, which favorably impacted gross margin by approximately 150 basis points;
•decreased tariffs, which favorably impacted gross margin by 60 basis points;
•lower inbound freight, which favorably impacted gross margin by 50 basis points; and
•other impacts, which favorably impacted gross margin by 40 basis points.

These gains were partially offset by 20 basis points from higher inventory reserves related to new product transitions and other impacts.

Selling, General, and Administrative Expenses

SG&A expenses increased by $29.0 million, or 8%, to $414.6 million in 2020 from $385.5 million in 2019. As a percentage of net sales, SG&A expenses decreased 420 basis points to 38.0% in 2020. The increase in SG&A expenses resulted from:
•an increase in variable expenses of $41.1 million, or a 210 basis point increase, driven by our faster growing and higher margin DTC channel, which grew to 53% of net sales, comprised of:
–higher distribution costs including outbound freight, online marketplace fees, credit card processing fees, and third-party logistics fees; and
•a decrease in non-variable expenses of $12.1 million, or a 630 basis point decrease, comprised of:
–lower non-cash stock-based compensation expense, primarily driven by the $40.7 million expense associated with the pre-IPO performance-based restricted stock units (“RSUs”) that vested and were fully recognized in the fourth quarter of 2019; and
–decreased professional fees.
These decreases were partially offset by:
–increased marketing expenses;
–increased personnel expenses primarily due to higher incentive compensation, partially offset by lower travel expense and the effect of COVID-19 related cost saving initiatives;
–increased non-variable distribution costs, including third-party logistics fees;
–increased depreciation and amortization expense;
–increased insurance expenses; and
–increased facilities costs and other operating expenses.

Non-Operating Expenses

Interest expense was $9.2 million in 2020, compared to $21.8 million in 2019. The decrease in interest expense was primarily due to lower interest rates and decreased outstanding long-term debt under our Credit Facility.

Income tax expense was $49.4 million in 2020, compared to $16.8 million in 2019. Our effective tax rate for 2020 was 24% compared to 25% for 2019. The decrease in the effective tax rate was primarily due to a lower state tax rate and higher tax benefit related to stock-based compensation in 2020 compared to 2019, partially offset by a decrease in our research and development tax credit in 2020.

Year Ended December 28, 2019 Compared to Year Ended December 29, 2018

	Fiscal Year Ended
	December 28, 2019	December 29, 2018	Change
(dollars in millions)			$	%
Net sales	$913,734	$778,833	$134,901	17%
Gross profit	475,314	383,128	92,186	24%
Gross margin (Gross profit as a % of net sales)	52.0%	49.2%
Selling, general, and administrative expenses	$385,543	$280,972	$104,571	37%
SG&A as a % of net sales	42.2%	36.1%

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

Gross Profit
Gross profit increased $92.2 million, or 24%, to $475.3 million in 2019 from $383.1 million in 2018. Gross margin increased 280 basis points to 52.0% in 2019 from 49.2% in 2018. The increase in gross margin was primarily driven by the following:
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

Selling, General, and Administrative Expenses
SG&A expenses increased by $104.6 million, or 37%, to $385.5 million in 2019 from $281.0 million in 2018. As a percentage of net sales, SG&A expenses increased 610 basis points to 42.2% in 2019. The increase in SG&A expenses were primarily driven by:
•an increase in variable expenses of $22.8 million, or a 120 basis point increase, driven by our higher margin DTC channel:
–higher distribution costs included outbound freight, online marketplace fees, credit card processing fees, and third-party logistics fees; and

•an increase in non-variable expenses of $81.7 million, or a 490 basis point increase, comprised of:
–higher non-cash stock-based compensation expense, primarily driven by pre-IPO performance-based restricted stock units that vested and were fully recognized in the fourth quarter of 2019;
–increased personnel to support long-term growth in our business;
–higher marketing expenses, which were broad-based across both brand and performance marketing efforts;
–higher temporary labor and information technology expenses to support growth and continued development of our omni-channel capabilities;
–incremental costs incurred in connection with our ongoing transition to a public company, including costs incurred in connection with our secondary offerings in May 2019 and November 2019;
–increased depreciation and amortization expense;
–increased non-variable distribution costs, including third-party logistics fees; and
–increased facilities costs;
These increases were partially offset by a decrease in other operating expenses.

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
Liquidity and Capital Resources
General
Our cash requirements have principally been for working capital purposes, long-term debt repayments, and capital expenditures. We fund our working capital, primarily inventory and accounts receivable, and capital investments from cash flows from operating activities, cash on hand, and borrowings available under our Revolving Credit Facility (as defined below). As discussed under “—Effects of the COVID-19 Pandemic” above, although the potential magnitude and economic impacts of COVID-19 are uncertain, we believe that the actions taken to date, together with our current operating performance, operating plan, our strong cash position, including cash generated from operations, inventory on hand and borrowings available under the Revolving Credit Facility, will be sufficient to satisfy our liquidity needs and capital expenditure requirements for at least the next twelve months.
Current Liquidity
As of January 2, 2021, we had a cash balance of $253.3 million, a $64.5 million working capital deficit (excluding cash), and $150.0 million of borrowings available under the Revolving Credit Facility.
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
During 2020, we made $15.0 million and $150.0 million in mandatory and voluntary repayments, respectively.
At the end of the first quarter of 2020, as a precautionary measure to enhance our liquidity position and to increase available cash on hand amidst the start of the COVID-19 pandemic, we drew down $50.0 million on the Revolving Credit Facility. During the second quarter of 2020, we repaid in full the $50.0 million borrowed under the Revolving Credit Facility. As of January 2, 2021, we had no outstanding borrowings and $150.0 million of borrowings available under the Revolving Credit Facility.
At January 2, 2021, we had $135.0 million principal amount of indebtedness outstanding under the Credit Facility.

The weighted average interest rates for borrowings under Term Loan A and our outstanding balance under the Revolving Credit Facility until it was repaid in June 2020 were 2.72% and 2.92%, respectively, as of January 2, 2021. We were in compliance with all covenants under the Credit Facility as of January 2, 2021.
The Credit Facility requires us to comply with certain covenants, including financial covenants regarding our total net leverage ratio and interest coverage ratio. Fluctuations in these ratios may increase our interest expense. Failure to comply with these covenants and certain other provisions of the Credit Facility, or the occurrence of a change of control, could result in an event of default and an acceleration of our obligations under the Credit Facility or other indebtedness that we may incur in the future. At January 2, 2021, we were in compliance with all covenants and expect to remain in compliance with all covenants under the Credit Facility.

Cash Flows from Operating, Investing and Financing Activities
The following table summarizes our cash flows from operating, investing and financing activities for the periods indicated (in thousands):

	Fiscal Year Ended
	January 2, 2021	December 28, 2019	December 29, 2018
Cash flows provided by (used in):
Operating activities	$366,427	$86,893	$176,068
Investing activities	(22,944)	(48,691)	(31,722)
Financing activities	(163,191)	(45,687)	(117,990)

Operating Activities
2020. Net cash provided by operating activities of $366.4 million for 2020 was primarily driven by net income of $155.8 million, total non-cash items of $38.7 million, and the favorable impact of a decrease in net working capital items of $171.9 million. Non-cash items primarily consisted of depreciation and amortization of $30.5 million, stock-based compensation expense of $9.0 million, loss on prepayment of debt of $1.1 million, impairment of long-lived assets of $1.1 million, and amortization of deferred financing fees of $0.9 million, partially offset by deferred income taxes of $3.8 million, and other items of $0.1 million, primarily consisting of unrealized foreign currency transaction gains. The change in net working capital items was primarily due to a $89.1 million increase in accounts payable and accrued expenses, driven by the favorable timing of increased purchase orders at the end of 2020 and other working capital fluctuations; a $46.1 million decrease in inventory due to the impact of delayed purchase orders resulting from the precautionary measures to provide enhanced financial flexibility during the COVID-19 pandemic, as well as the unplanned nature of the demand in our DTC channel net sales; a $16.4 million decrease in accounts receivable; a $14.9 million increase in taxes payable; a $3.5 million increase in other, primarily related to higher long-term tax liabilities; and a $2.0 million decrease in other current assets.
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

Investing Activities
2020. Net cash used in investing activities of $22.9 million for 2020 was primarily related to $15.6 million of purchases of property and equipment for technology systems infrastructure, production molds, tooling, and equipment, and facilities, and $7.4 million of additions of intangibles such as trademarks, patents, and trade dress assets.
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
Financing Activities
2020. Net cash used in financing activities was $163.2 million for 2020 primarily resulted from $165.0 million of mandatory and voluntary repayments of long-term debt and $1.0 million of taxes paid related to the net share settlement of stock-based compensation, partially offset by $3.0 million of proceeds from employee stock transactions.
2019. Net cash used in financing activities was $45.7 million for 2019 primarily resulted from $34.9 million of repayments of long-term debt, $13.5 million of taxes paid related to the net share settlement of stock-based compensation, $0.6 million in dividend payments to certain option holders, and $0.1 million of net borrowings related to the Amendment of our Credit Facility, net of deferred financing fees. These financing activity outflows were partially offset by $3.5 million of proceeds from employee stock transactions.
2018. Net cash used in financing activities was $118.0 million for 2018 primarily resulted from $151.8 million of repayments of long-term debt, $2.5 million in dividend payments, and $2.0 million to repurchase common stock from one stockholder that was subsequently retired. These financing activity outflows were partially offset by $38.1 million of net proceeds from our IPO.

For 2021, we expect capital expenditures for property and equipment to be between $55 million and $60 million, primarily to support our growing business with investments in technology, and new product innovation and launches, including production molds and tooling and equipment.
Contractual Obligations

The following table summarizes our contractual obligations as of January 2, 2021 (in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
Long-term debt principal payment	$135,000	$22,500	$45,000	$67,500	$—
Interest	8,539	2,791	4,288	1,460	—
Operating lease obligations	54,710	10,852	15,796	14,794	13,268
Finance leases	1,077	249	498	330	—
Other noncancellable agreements (1)	111,892	37,897	43,762	24,472	5,761
Total	$311,218	$74,289	$109,344	$108,556	$19,029
_________________________________________
(1)We have entered into commitments for service and maintenance agreements related to our management information systems, distribution contracts, advertising, sponsorships, and licensing agreements.
The contractual obligations table above excludes unrecognized tax benefits as we are unable to reasonably predict the timing of settlement of liabilities, if any, related to unrecognized tax benefits. As of January 2, 2021, we had unrecognized tax benefits of $8.7 million.
Off-Balance Sheet Arrangements.
As of January 2, 2021, we had no off-balance sheet debt or arrangements.

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
The duration of contractual arrangements with our customers is typically less than 1 year. Payment terms with wholesale customers vary depending on creditworthiness and other considerations, with the most common being net 30 days. Payment is due at the time of sale for retail store transactions and at the time of shipment for e-commerce transactions.
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
Our terms of sale provide limited return rights. We may accept, and have at times accepted, returns outside our terms of sale at our sole discretion. We may also, at our sole discretion, provide our retail partners with sales discounts and allowances. We record estimated sales returns, discounts, and miscellaneous customer claims as reductions to net sales at the time revenues are recorded. We base our estimates upon historical experience and trends, and upon approval of specific returns or discounts. Actual returns and discounts in any future period are inherently uncertain and thus may differ from our estimates. If actual or expected future returns and discounts were significantly greater or lower than the reserves we had established, we would record a reduction or increase to net sales in the period in which we made such determination. A 10% change in our estimated reserve for sales returns, discounts, and miscellaneous claims for 2020 would have impacted net sales by $1.1 million.

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

As a result of the events and impacts surrounding the COVID-19 pandemic, including the sharp decline in sales beginning in mid-March 2020 and reduced cash flow forecasts during the beginning of the second quarter of 2020, we considered whether these conditions indicated that it was more likely than not that our goodwill of $54.3 million and indefinite-lived intangible assets were impaired as of March 28, 2020. Based on the qualitative assessment of the facts and circumstances in existence as of March 28, 2020 and the results of our annual impairment test performed during the fourth quarter of 2019, we determined that the fair values more likely than not significantly exceeded the carrying values of both our reporting unit and indefinite-lived intangible assets and, therefore, an interim quantitative impairment test was not performed. Based on our qualitative assessment performed during the fourth quarter of 2020, we determined that it is not more likely than not that the fair value of each reporting unit is lower than its carrying value; therefore, the quantitative impairment test was not required.

In conducting our annual impairment test, we first review qualitative factors to determine whether it is more likely than not that the fair value of the asset, or reporting units, is less than its carrying amount. If factors indicate that the fair value is less than its carrying amount, we perform a quantitative assessment, analyzing the expected present value of future cash flows to quantify the amount of impairment, if any. Based on our qualitative assessment performed during the fourth quarter of 2020, we determined that it is not more likely than not that the fair value of each reporting unit is lower than its carrying value; therefore, the quantitative impairment test was not required. We did not record any goodwill or indefinite-lived intangible assets impairment charges during the years ended January 2, 2021, December 28, 2019, or December 29, 2018.

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
Stock Options
We measure compensation expense for all stock-based awards at fair value on the date of grant and recognize compensation expense over the service period for awards expected to vest. We use the Black-Scholes-Merton (“Black-Scholes”) option pricing model to determine the fair value of stock option awards, which uses the expected option term, stock price volatility, and the risk-free interest rate. The expected option term assumption reflects the period for which we believe the option will remain outstanding. We elected to use the simplified method to determine the expected option term, which is the average of the options’ vesting and contractual terms. Our computation of expected volatility is based on the historical volatility of selected comparable publicly traded companies over a period equal to the expected term of the option. The risk-free interest rate reflects the U.S. Treasury yield curve for a similar instrument with the same expected term in effect at the time of the grant. The assumptions used in calculating the fair value of stock-based compensation awards represent management’s best estimates, but the estimates involve inherent uncertainties and the application of management judgment. If any of the assumptions used in the Black-Scholes model changes significantly, stock-based compensation expense for future option awards may differ materially compared with the awards granted previously. Costs relating to stock-based compensation are recognized in SG&A expenses in our consolidated statements of operations, and forfeitures are recognized as they occur. No stock options were granted during the year ended January 2, 2021.
Recent Accounting Pronouncements
For a description of recent accounting pronouncements, see “Recently Adopted Accounting Guidance” and “Recent Accounting Guidance Not Yet Adopted” in Note 1 of the Notes to Consolidated Financial Statements included herein.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk
In order to maintain liquidity and fund business operations, our long-term Credit Facility bears a variable interest rate based on prime, federal funds, or LIBOR plus an applicable margin based on our total net leverage ratio. The nature and amount of our long-term debt can be expected to vary as a result of future business requirements, market conditions, and other factors. We may elect to enter into interest rate swap contracts to reduce the impact associated with interest rate fluctuations, but as of January 2, 2021, we have not entered into any such contracts. Based on the balance outstanding under our Term Loan A at January 2, 2021, we estimate that a 1% increase or decrease in underlying interest rates would increase or decrease annual interest expense by $1.4 million in any given fiscal year. See Item 1A, Risk Factors under “The uncertainty regarding the potential phase-out of LIBOR may negatively impact our operating results” for a discussion of the interest rate risk related the potential phase-out of LIBOR in 2021.
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

Foreign Currency Risk
Our international sales are primarily denominated in the Canadian dollar, Australian dollar, and Euros and any unfavorable movement in the exchange rate between the U.S. dollar and these currencies could have an adverse impact on our revenue. During 2020, net sales from our international entities accounted for 6% of our consolidated net sales, and therefore we do not believe exposure to foreign currency fluctuations would have a material impact on our net sales. A portion of our operating expenses are incurred outside the Unites States and are denominated in foreign currencies, which are also subject to fluctuations due to changes in foreign currency exchange rates. In addition, our suppliers may incur many costs, including labor costs, in other currencies. To the extent that exchange rates move unfavorably for our suppliers, they may seek to pass these additional costs on to us, which could have a material impact on our gross margin. In addition, a strengthening of the U.S. dollar may increase the cost of our products to our customers outside of the United States. Our operating results and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates. However, we believe that the exposure to foreign currency fluctuations from operating expenses is not material at this time as the related costs accounted for 5% of our total operating expenses.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
YETI Holdings, Inc.

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of YETI Holdings, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of January 2, 2021 and December 28, 2019, the related consolidated statements of operations, comprehensive income, equity (deficit), and cash flows for each of the three years in the period ended January 2, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 2, 2021 and December 28, 2019, and the results of its operations and its cash flows for each of the three years in the period ended January 2, 2021, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of January 2, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 1, 2021 expressed an unqualified opinion.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical audit matters
Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2014.

Dallas, Texas
March 1, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
YETI Holdings, Inc.

Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of YETI Holdings, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of January 2, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 2, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended January 2, 2021, and our report dated March 1, 2021 which expressed an unqualified opinion on those financial statements.

Basis for opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

/s/ GRANT THORNTON LLP

Dallas, Texas
March 1, 2021

YETI HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	January 2, 2021	December 28, 2019
ASSETS
Current assets
Cash	$253,283	$72,515
Accounts receivable, net	65,417	82,688
Inventory	140,111	185,700
Prepaid expenses and other current assets	17,686	19,644
Total current assets	476,497	360,547
Property and equipment, net	78,075	82,610
Operating lease right-of-use assets	34,090	37,768
Goodwill	54,293	54,293
Intangible assets, net	92,078	90,850
Deferred income taxes	1,062	1,082
Deferred charges and other assets	972	2,389
Total assets	$737,067	$629,539

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$123,621	$83,823
Accrued expenses and other current liabilities	89,068	42,088
Taxes payable	18,316	3,329
Accrued payroll and related costs	25,810	18,119
Operating lease liabilities	8,247	7,768
Current maturities of long-term debt	22,697	15,185
Total current liabilities	287,759	170,312
Long-term debt, net of current portion	111,017	281,715
Operating lease liabilities, non-current	36,546	42,200
Other liabilities	13,327	13,307
Total liabilities	448,649	507,534

Commitments and contingencies (Note 13)

Stockholders’ Equity
Common stock, par value $0.01; 600,000 shares authorized; 87,128 and 86,774 shares outstanding at January 2, 2021 and December 28, 2019, respectively	871	868
Preferred stock, par value $0.01; 30,000 shares authorized; no shares issued or outstanding	—	—
Additional paid-in capital	321,678	310,678
Accumulated deficit	(33,744)	(189,545)
Accumulated other comprehensive (loss) income	(387)	4
Total stockholders’ equity	288,418	122,005
Total liabilities and stockholders’ equity	$737,067	$629,539
See Notes to Consolidated Financial Statements

YETI HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Fiscal Year Ended
	January 2, 2021	December 28, 2019	December 29, 2018
Net sales	$1,091,721	$913,734	$778,833
Cost of goods sold	462,918	438,420	395,705
Gross profit	628,803	475,314	383,128
Selling, general, and administrative expenses	414,570	385,543	280,972
Operating income	214,233	89,771	102,156
Interest expense	(9,155)	(21,779)	(31,280)
Other income (expense)	123	(734)	(1,261)
Income before income taxes	205,201	67,258	69,615
Income tax expense	(49,400)	(16,824)	(11,852)
Net income	$155,801	$50,434	$57,763

Net income per share
Basic	$1.79	$0.59	$0.71
Diluted	$1.77	$0.58	$0.69

Weighted-average common shares outstanding
Basic	86,978	85,088	81,777
Diluted	87,847	86,347	83,519
See Notes to Consolidated Financial Statements

YETI HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Fiscal Year Ended
	January 2, 2021	December 28, 2019	December 29, 2018
Net income	$155,801	$50,434	$57,763
Other comprehensive (loss) income
Foreign currency translation adjustments	(391)	98	(137)
Total comprehensive income	$155,410	$50,532	$57,626
See Notes to Consolidated Financial Statements

YETI HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)
(In thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ (Deficit) Equity
	Shares	Amount
Balance, December 30, 2017	81,535	$815	$219,095	$(296,184)	$43	$(76,231)
Issuance of common stock upon initial public offering, net of offering costs	2,500	25	37,749	—	—	37,774
Stock-based compensation	—	—	13,247	—	—	13,247
Common stock issued under employee benefit plans	560	6	256	—	—	262
Common stock withheld related to net share settlement of stock-based compensation	(2)	—	(57)	—	—	(57)
Repurchase of common stock	(397)	(4)	(1,963)	—	—	(1,967)
Dividends	—	—	—	(1,683)	—	(1,683)
Other comprehensive loss	—	—	—	—	(137)	(137)
Net income	—	—	—	57,763	—	57,763
Balance, December 29, 2018	84,196	$842	$268,327	$(240,104)	$(94)	$28,971
Stock-based compensation	—	—	52,332	—	—	52,332
Common stock issued under employee benefit plans	3,023	30	3,531	—	—	3,561
Common stock withheld related to net share settlement of stock-based compensation	(445)	(4)	(13,512)	—	—	(13,516)
Adoption of new accounting standard	—	—	—	500	—	500
Dividends	—	—	—	(375)	—	(375)
Other comprehensive income	—	—	—	—	98	98
Net income	—	—	—	50,434	—	50,434
Balance, December 28, 2019	86,774	$868	$310,678	$(189,545)	$4	$122,005
Stock-based compensation	—	—	9,009	—	—	9,009
Common stock issued under employee benefit plans	383	4	3,018	—	—	3,022
Common stock withheld related to net share settlement of stock-based compensation	(29)	(1)	(1,027)	—	—	(1,028)
Other comprehensive loss	—	—	—	—	(391)	(391)
Net income	—	—	—	155,801	—	155,801
Balance, January 2, 2021	87,128	$871	$321,678	$(33,744)	$(387)	$288,418
See Notes to Consolidated Financial Statements

YETI HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Fiscal Year Ended
	January 2, 2021	December 28, 2019	December 29, 2018
Cash Flows from Operating Activities:
Net income	$155,801	$50,434	$57,763
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	30,535	28,959	24,777
Amortization of deferred financing fees	935	2,189	3,425
Stock-based compensation	9,009	52,332	13,247
Deferred income taxes	(3,827)	15,615	2,226
Impairment of long-lived assets	1,051	616	2,209
Loss on prepayment, modification, or extinguishment of debt	1,064	643	694
Other	(74)	—	—
Changes in operating assets and liabilities:
Accounts receivable, net	16,353	(19,940)	7,675
Inventory	46,052	(40,541)	29,583
Other current assets	1,982	(6,798)	(5,089)
Accounts payable and accrued expenses	89,125	6,614	43,740
Taxes payable	14,943	(3,101)	(5,876)
Other	3,478	(129)	1,694
Net cash provided by operating activities	366,427	86,893	176,068
Cash Flows from Investing Activities:
Purchases of property and equipment	(15,566)	(32,077)	(20,860)
Additions of intangibles, net	(7,378)	(16,614)	(11,027)
Proceeds from sale of long-lived assets	—	—	165
Net cash used in investing activities	(22,944)	(48,691)	(31,722)
Cash Flows from Financing Activities:
Borrowings under revolving line of credit	50,000	—	—
Repayments under revolving credit facility	(50,000)	—	—
Repayments of long‑term debt	(165,000)	(34,875)	(151,788)
Proceeds from employee stock transactions	3,022	3,561	262
Taxes paid in connection with employee stock transactions	(1,028)	(13,516)	(57)
Finance lease principal payment	(185)	(74)	—
Repayments of Term Loan A in connection with amendment	—	(64,250)	—
Proceeds from borrowings in connection with amendment	—	66,238	—
Payments of deferred financing fees	—	(2,135)	—
Dividends	—	(636)	(2,523)
Cash paid for repurchase of common stock	—	—	(1,967)
Proceeds from issuance of common stock, net of offering costs	—	—	38,083
Net cash used in financing activities	(163,191)	(45,687)	(117,990)
Effect of exchange rate changes on cash	476	(51)	45
Net increase (decrease) in cash	180,768	(7,536)	26,401
Cash, beginning of period	72,515	80,051	53,650
Cash, end of period	$253,283	$72,515	$80,051
See Notes to Consolidated Financial Statements

YETI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES
Organization and Business
YETI Holdings, Inc. acquired the operations of YETI Coolers, LLC (“Coolers”) on June 15, 2012. We are headquartered in Austin, Texas, and are a designer, marketer, and distributor of premium products for the outdoor and recreation market which are sold under the YETI brand. We sell our products through our wholesale channel, including independent retailers, national, and regional accounts across a wide variety of end user markets, as well as through our direct-to-consumer (“DTC”) channel, primarily our e-commerce website. We operate in the U.S., Canada, Australia, New Zealand, Europe, Hong Kong, China, Singapore, and Japan.
The terms “we,” “us,” “our,” and “the Company” as used herein and unless otherwise stated or indicated by context, refer to YETI Holdings, Inc. and its subsidiaries.
Basis of Presentation and Principles of Consolidation
The consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules of the U.S. Securities and Exchange Commission (“SEC”). The consolidated financial statements include our accounts and those of our wholly-owned subsidiaries. Intercompany balances and transactions are eliminated in consolidation.
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses during the reporting period and disclosure of contingent assets and liabilities at the date of the consolidated financial statements. Estimates and assumptions about future events and their effects cannot be made with certainty, including the potential impacts and duration of the COVID-19 pandemic. Estimates may change as new events occur, when additional information becomes available and if our operating environment changes. Actual results could differ from our estimates.
Fiscal Year End
We have a 52- to 53-week fiscal year that ends on the Saturday closest in proximity to December 31, such that each quarterly period will be 13 weeks in length, except during a 53-week year when the fourth quarter will be 14 weeks. Fiscal year 2020 was a 53-week period and fiscal years 2019 and 2018 spanned 52 weeks each. The consolidated financial results represent the fiscal years ended January 2, 2021 (“2020”), December 28, 2019 (“2019”), and December 29, 2018 (“2018”).
Accounts Receivable
Accounts receivable are carried at original invoice amount less estimated credit losses. Upon initial recognition of a receivable, we estimate credit losses over the contractual term of the receivable and establish an allowance for credit losses based on historical experience, current available information, and expectations of future economic conditions. We mitigate credit loss risk from accounts receivable by assessing customers for credit worthiness, including ongoing credit evaluations and their payment trends. Credit risk is limited due to ongoing monitoring, high geographic customer distribution, and low concentration of risk. As the risk of loss is determined to be similar based on the credit risk factors, we aggregate receivables on a collective basis when assessing credit losses. Accounts receivable are uncollateralized customer obligations due under normal trade terms typically requiring payment within 30 to 90 days of sale. Receivables are written off when deemed uncollectible. Recoveries of trade receivables previously written off are recorded to income when received. Our allowance for credit losses was $1.3 million as of January 2, 2021 and nominal as of December 28, 2019, respectively.
Advertising
Advertising costs are expensed in the period in which the advertising occurs and included in selling, general and administrative expenses in our consolidated statements of operations. Advertising costs were $42.9 million, $39.0 million, and $27.5 million for 2020, 2019, and 2018, respectively. At January 2, 2021 and December 28, 2019, prepaid advertising costs were $0.9 million and $0.4 million, respectively.

Cash
We maintain our cash in bank deposit accounts which, at times, may exceed federally insured limits. We have not historically experienced any losses in such accounts.
Comprehensive Income
Our comprehensive income is determined based on net income adjusted for gains and losses on foreign currency translation adjustments.
Concentration of Risk
We are exposed to risk due to our concentration of business activity with certain third-party contract manufacturers of our products. For hard coolers, soft coolers, Drinkware, bags, outdoor living and pet products, our two largest manufacturers comprised approximately 88%, 85%, 77%, 83%, and 95%, respectively, of our production volume during 2020. For cargo, two manufacturers accounted for all of the production in 2020.
Deferred Financing Fees
Costs incurred upon the issuance of our debt instruments are capitalized and amortized over the life of the associated debt instrument on a straight-line basis, in a manner that approximates the effective interest method. If the debt instrument is retired before its scheduled maturity date, any remaining issuance costs associated with that debt instrument are expensed in the same period. Deferred financing fees related to our $450.0 million senior secured Credit Facility are reported in “Long-term debt, net of current portion” as a direct reduction of the carrying amount of our outstanding long-term debt. At January 2, 2021 and December 28, 2019, the amortization of deferred financing fees included in interest expense was $0.9 million and $2.2 million, respectively.
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
For our annual goodwill impairment tests in the fourth quarters of 2020 and 2019, we performed a qualitative assessment to determine whether the fair value of goodwill was more likely than not less than the carrying value. Based on economic conditions and industry and market considerations, we determined that it was more likely than not that the fair value of goodwill was greater than its carrying value; therefore, the quantitative impairment test was not performed. Therefore, we did not record any goodwill impairment for the years 2020 and 2019.
Our intangible assets consist of indefinite-lived intangible assets, including tradename, trademarks, trade dress, and definite-lived intangible assets such as customer relationships, trademarks, patents, and other intangibles assets, such as copyrights and domain name. We also capitalize the costs of acquired trademarks, trade dress, patents and other intangibles, such as copyrights and domain name assets.
In addition, external legal costs incurred in the defense of our patents and trademarks are capitalized when we believe that the future economic benefit of the intangible asset will be increased, and a successful defense is probable. In the event of a successful defense, the settlements received are netted against the external legal costs that were capitalized. Capitalized patent and trademark defense costs are amortized over the remaining useful life of the asset. Where the defense of the patent and trademark maintains rather than increases the expected future economic benefits from the asset, the costs would generally be expensed as incurred. The external legal costs incurred and settlements received may not occur in the same period. Capitalized costs incurred during 2018, 2019, and 2020 primarily relate to external legal costs incurred in the defense of our patents and trademarks, net of settlements received.
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
Research and Development Costs
Research and development costs are expensed as incurred. Employee compensation, including non-cash stock-based compensation expense, and miscellaneous supplies are included in research and development costs within selling, general, and administrative expenses. Research and development expenses were $11.2 million, $20.5 million, and $10.8 million, for 2020, 2019, and 2018, respectively. The increase in research and development costs in 2019 relates primarily to one-time non-cash stock-based compensation expense related to pre-IPO performance-based restricted stock units that vested and were fully recognized in the fourth quarter of 2019. See Note 10 for further discussion.

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
The duration of contractual arrangements with our customers is typically less than 1 year. Payment terms with wholesale customers vary depending on creditworthiness and other considerations, with the most common being net 30 days. Payment is due at the time of sale for retail store transactions and at the time of shipment for e-commerce transactions.
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
Shipping and Handling Costs

Amounts charged to customers for shipping and handling are included in net sales. Our cost of goods sold includes inbound freight charges for product delivery from our third-party contract manufacturers. The cost of product shipment to our customers, which is included in selling, general and administrative expenses in our consolidated statements of operations, was $62.7 million, $39.9 million, and $30.2 million for 2020, 2019, and 2018, respectively.

Stock-Based Compensation

Stock-based compensation awards granted to employees and directors are measured at fair value and recognized as an expense. Compensation expense equal to the fair value of performance-based awards that are expected to vest is estimated and recorded over the period the grants are earned, which is the vesting period. Compensation expense estimates are updated periodically. The vesting of the performance-based restricted stock units is also contingent upon the attainment of predetermined performance goals. Depending on the estimated probability of attainment of those performance goals, the compensation expense recognized related to the awards could increase or decrease over the remaining vesting period.

We use a Black-Scholes option-pricing model to calculate the fair value of options. This model requires various judgmental assumptions including volatility, forfeiture rates and expected option life. No stock options were granted in 2020.

Costs relating to stock-based compensation are recognized in selling, general, and administrative expenses in our consolidated statements of operations, and forfeitures are recognized as they occur. See Note 10 for further discussion.

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
Warranty
Warranty liabilities are recorded at the time of sale for the estimated costs that may be incurred under the terms of our limited warranty. We make and revise these estimates primarily based on the number of units under warranty, historical experience of warranty claims, and an estimated per unit replacement cost. The liability for warranties is included in accrued expenses in our consolidated balance sheets. The specific warranty terms and conditions vary depending upon the product sold, but are generally warranted against defects in material and workmanship ranging from three to five years. Our warranty only applies to the original owner. If actual product failure rates or repair costs differ from estimates, revisions to the estimated warranty liabilities would be required and could materially affect our financial condition and operating results. Warranty reserves were $8.9 million and $6.6 million as of January 2, 2021 and December 28, 2019, respectively. Warranty costs included in costs of goods sold were $5.1 million, $3.8 million, and $3.6 million for 2020, 2019, and 2018, respectively.
Recently Adopted Accounting Pronouncements
In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) 842, Leases (“ASC 842”), to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. We adopted ASC 842 effective December 30, 2018, the first day of fiscal year 2019 using the modified retrospective transition method. We applied the transition provision for ASC 842 at our adoption date instead of at the earliest comparative period presented in our financial statements and, therefore, we recognized and measured leases existing at December 30, 2018, but without retrospective application.
The impact of the adoption of ASC 842 on previously reported interim financial statements included the recognition of right-of-use (“ROU”) assets and lease liabilities for operating leases. The adoption of ASC 842 had no impact to previously reported results of operations for any interim period. See Note 5 for further discussion.

In the first quarter of 2019, we adopted ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”), using the modified retrospective transition method and applying this approach to contracts not completed as of the date of adoption. This ASC requires companies to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASC 606 also requires certain disclosures regarding qualitative and quantitative information with respect to the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. Comparative prior period information has not been restated and continues to be reported in accordance with accounting standards in effect for those periods. See Note 2 for additional revenue disclosures.
Under ASC 606, an asset for the estimated cost of inventory expected to be returned is now recognized separately from the liability for sales-related reserves. This resulted in an increase in prepaid expenses and other current assets and an increase in accrued expenses and other current liabilities on our consolidated balance sheets as of December 28, 2019.
The adoption of ASC 606 impacted the timing of revenue recognized related to sales for certain wholesale transactions and substantially all e-commerce transactions, resulting in earlier recognition of such sales, which were not material. Additionally, miscellaneous claims from customers are now recognized in net sales. Previously, these costs were recorded in selling, general and administrative expenses.

In June 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-13, Measurement of Credit Losses on Financial Instruments, and also subsequently issued amendments to the initial guidance, in ASU 2018-19, ASU 2019-04, ASU 2019-05, ASU 2020-02. ASU 2016-13 replaces the current incurred loss impairment method with a method that reflects expected credit losses on financial instruments. In November 2018, the FASB issued update ASU 2018-19, clarifying the scope of ASU 2016-13. In April 2019, the FASB issued updated ASU 2019-04, clarifying that equity instruments without readily determinable fair values for which an entity has elected the measurement alternative should be remeasured to fair value as of the date that an observable transaction occurred. In May 2019, the FASB issued ASU 2019-05, which provides an option to irrevocably elect to measure certain individual financial assets at fair value instead of amortized cost. ASU 2020-02 provides updated guidance on how an entity should measure credit losses on financial instruments. We adopted this standard in the first quarter of fiscal year 2020. The adoption of this standard did not have a material impact on our consolidated financial statements and related disclosures.
In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This ASU removes Step 2 from the goodwill impairment test. The standard will be effective for us in the first quarter of our fiscal year 2020, although early adoption is permitted. The adoption of this ASU did not have a material impact on our consolidated financial statements and related disclosures.
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
In August 2018, the FASB issued ASU 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350) (“ASU 2018-15”). The objective of ASU 2018-15 is to align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with those incurred to develop or obtain internal-use software. The amendments can be applied either retrospectively or prospectively. We adopted this standard in the first quarter of fiscal year 2020. The adoption of this standard did not have a material impact on our consolidated financial statements and related disclosures.
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

The following table provides information about accounts receivable and contract liabilities at the periods indicated (in thousands):

	January 2, 2021	December 28, 2019
Accounts receivable, net	$65,417	$82,688
Contract liabilities	(11,074)	(4,499)

During the year ended January 2, 2021, we recognized $4.2 million of revenue that was previously included in the contract liability balance at the beginning of the period. The change in the contract liability balance primarily results from timing differences between the customer’s payment and our satisfaction of performance obligations.
Disaggregation of Revenue
The following table disaggregates our net sales by channel, product category, and geography for the periods indicated (in thousands):

	2020	2019	2018(1)
Net Sales by Channel:
Wholesale	$510,861	$527,634	$491,431
Direct-to-consumer	580,860	386,100	287,402
Total net sales	$1,091,721	$913,734	$778,833

Net Sales by Category:
Coolers & Equipment	$446,585	$368,874	$331,224
Drinkware	628,566	526,241	424,164
Other	16,570	18,619	23,445
Total net sales	$1,091,721	$913,734	$778,833

Net Sales by Geographic Region:
United States	$1,025,393	$873,867	$761,880
International	66,328	39,867	16,953
Total net sales	$1,091,721	$913,734	$778,833
_________________________________________
(1)Prior year information is presented in accordance with accounting guidance in effect during that period and has not been updated to reflect the impact of ASC 606. See Note 1 for additional information.

For 2019, and 2018, our largest single customer represented approximately 15%, and 16% of gross sales, respectively. In 2020, 2019, and 2018 Amazon Marketplace accounted for 14%, 13%, and 10% of gross sales, respectively. No other customer accounted for more than 10% of gross sales in 2020, 2019 or 2018.

3. PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets include the following (in thousands):

	January 2, 2021	December 28, 2019
Prepaid expenses	$12,174	$15,052
Prepaid taxes	433	1,374
Other	5,079	3,218
Total prepaid expenses and other current assets	$17,686	$19,644

4. PROPERTY AND EQUIPMENT
Property and equipment consisted of the following at the dates indicated (in thousands):

	January 2, 2021	December 28, 2019
Production molds, tooling, and equipment	$60,331	$56,375
Furniture, fixtures, and equipment	8,204	7,721
Computers and software	63,343	52,930
Leasehold improvements	37,933	35,419
Finance leases	1,208	1,208
Property and equipment, gross	171,019	153,653
Accumulated depreciation	(92,944)	(71,043)
Property and equipment, net	$78,075	$82,610

Depreciation expense was $24.6 million, $23.2 million, and $19.5 million for 2020, 2019, and 2018, respectively.

Geographic Information

Property and equipment, net by geographical region was as follows as of the dates indicated (in thousands):

	January 2, 2021	December 28, 2019
United States	$65,509	$70,672
International	12,566	11,938
Property and equipment, net	$78,075	$82,610

5. LEASES
We determine if an arrangement is or contains a lease at contract inception and determines its classification as an operating or finance lease at lease commencement. We lease certain retail locations, office space, distribution facilities, manufacturing space, and machinery and equipment. While the substantial majority of these leases are operating leases, certain machinery and equipment agreements are finance leases. As of January 2, 2021, the initial lease terms of the various leases range from one to 20 years. ROU lease assets and liabilities associated with leases with an initial term of twelve months or less are not recorded on the balance sheet.
Operating lease assets represent the right to use an underlying asset for the lease term, and operating lease liabilities represent the obligation to make lease payments arising from the lease. These assets and liabilities are recognized based on the present value of future payments over the lease term at commencement date. We use our collateralized incremental borrowing rate based on the information available at commencement date, including lease term, in determining the present value of future payments. Our operating leases also typically require payment of real estate taxes, common area maintenance and insurance. These components comprise the majority of our variable lease cost and are excluded from the present value of our lease obligations. In instances where they are fixed, they are included due to our election to combine lease and non-lease components, with the exception of our distribution facility asset class. Operating lease assets include prepaid lease payments and initial direct costs and are reduced by lease incentives. Our lease terms generally do not include options to extend or terminate the lease unless it is reasonably certain that the option will be exercised. Fixed payments may contain predetermined fixed rent escalations. We recognize the related rent expense on a straight-line basis from the commencement date to the end of the lease term.

The following table presents the assets and liabilities related to operating and finance leases (in thousands):

	Balance Sheet Location	January 2, 2021
Assets:
Operating lease assets	Operating lease right-of-use assets	$34,090
Finance lease assets	Property, plant and equipment	909
Total lease assets		$34,999

Liabilities:
Current
Operating lease liabilities	Operating lease liabilities	$8,247
Finance lease liabilities	Current maturities of long-term debt	197
Non-current
Operating lease liabilities	Operating lease liabilities, non-current	36,546
Finance lease liabilities	Long-term debt, net of current portion	753
Total lease liabilities		$45,743

The following table presents the components of lease costs (in thousands):

Fiscal Year Ended
January 2, 2021
Operating lease costs	$9,599
Finance lease cost - amortization of right-of-use assets	211
Finance lease cost - interest on lease liabilities	64
Short-term lease cost	185
Variable lease cost	3,349
Sublease income	(757)
Total lease cost	$12,651

The following table presents lease terms and discount rates:

January 2, 2021
Weighted average remaining lease term:
Operating leases	6.15 years
Finance leases	3.66 years

Weighted average discount rate:
Operating leases	6.42%
Finance leases	6.24%

Minimum lease payments have not been reduced by minimum sublease rentals of $3.2 million due in the future under non-cancelable subleases. We received $0.8 million, $0.7 million, and $0.4 million in sublease income for 2020, 2019, and 2018, respectively. The following table presents the minimum lease payment obligations of operating and finance lease liabilities (leases with terms in excess of one year) for the next five years and thereafter as of January 2, 2021 (in thousands):

	Operating Leases	Finance Leases	Total
2021	$10,852	$249	$11,101
2022	7,752	249	8,001
2023	8,044	249	8,293
2024	7,759	330	8,089
2025	7,035	—	7,035
Thereafter	13,268	—	13,268
Total lease payments	54,710	1,077	55,787
Less: Effect of discounting to net present value	9,917	127	10,044
Present value of lease liabilities	$44,793	$950	$45,743

The following table presents supplemental cash flow information related to our leases (in thousands):

January 2, 2021
Cash paid for amounts included in measurement of liabilities:
Operating cash flows used in operating leases	$11,097
Operating cash flows used in finance leases	64
Financing cash flows used in finance leases	185
Right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	2,831

6. INTANGIBLE ASSETS
Intangible assets consisted of the following at the dates indicated below (dollars in thousands):

	January 2, 2021
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Tradename	Indefinite	$31,363	$—	$31,363
Trade dress	Indefinite	14,197	—	14,197
Trademarks	Indefinite	13,514	—	13,514
Customer relationships	11 years	42,205	(32,783)	9,422
Trademarks	6 - 30 years	19,514	(5,982)	13,532
Patents	4 - 25 years	10,369	(1,072)	9,297
Other intangibles	15 years	1,045	(292)	753
Total intangible assets		$132,207	$(40,129)	$92,078

	December 28, 2019
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Tradename	Indefinite	$31,363	$—	$31,363
Trade dress	Indefinite	13,917	—	13,917
Trademarks	Indefinite	9,245	—	9,245
Customer relationships	11 years	42,205	(28,947)	13,258
Trademarks(1)	6 - 30 years	19,872	(4,307)	15,565
Patents	4 - 25 years	7,407	(719)	6,688
Non-compete agreements	5 years	2,815	(2,815)	—
Other intangibles	15 years	1,041	(227)	814
Total intangible assets		$127,865	$(37,015)	$90,850
_________________________________________
(1)Includes the acquisition of $9.1 million in trademarks during 2019, as discussed below.
Amortization expense was $5.9 million, $5.8 million, and $5.3 million, for 2020, 2019, and 2018, respectively. Amortization expense related to intangible assets is expected to be $4.9 million for 2021 and 2022, $4.8 million for 2023, $3.4 million for 2024, and $2.1 million for 2025.

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

7. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consisted of the following at the dates indicated (in thousands):

	January 2, 2021	December 28, 2019
Accrued freight and distribution costs	$22,047	$12,454
Contract liabilities	11,074	4,499
Customer discounts, allowances, and returns	10,920	6,976
Advertising and marketing	12,675	3,300
Warranty reserve	8,936	6,584
Accrued capital expenditures	4,967	48
Interest payable	89	420
Other	18,360	7,807
Total accrued expenses and other current liabilities	$89,068	$42,088

8. LONG-TERM DEBT

Long-term debt consisted of the following at the dates indicated (in thousands):

	January 2, 2021	December 28, 2019
Term Loan A, due 2024	$135,000	$300,000
Finance lease debt	950	1,135
Total debt	135,950	301,135
Current maturities of long-term debt	(22,500)	(15,000)
Current maturities of finance lease debt	(197)	(185)
Total long-term debt	113,253	285,950
Unamortized deferred financing fees	(2,236)	(4,235)
Total long-term debt, net	$111,017	$281,715

At January 2, 2021, the future maturities of principal amounts of our debt obligations, excluding finance lease obligations, for the next four years and in total (see Note 5 for future maturities of finance lease obligations), consisted of the following (in thousands):

Amount
2021	22,500
2022	22,500
2023	22,500
2024	67,500
Total	$135,000

Credit Facility

In May 2016, we entered into senior secured credit agreement that provided for: (a) a $100.0 million Revolving Credit Facility maturing on May 19, 2021 (“Revolving Credit Facility”); (b) a $445.0 million term loan A maturing on May 19, 2021 (“Term Loan A”); and (c) a $105.0 million term loan B maturing on May 19, 2022 (“Term Loan B”) (together with the amendments described below, the “Credit Facility”). Borrowings made under the Credit Facility bear interest at a variable rate based on the LIBOR plus an applicable margin. The applicable margin for LIBOR rate borrowings is determined by reference to a pricing grid, based on the ratio of our net leverage ratio, and ranges from 1.75% to 2.75%. Additionally, a commitment fee of between 0.175% and 0.375% also determined by reference to the pricing grid, is payable on the average daily unused amounts under the Revolving Credit Facility.

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

In March 2020, we drew down $50.0 million from our $150.0 million Revolving Credit Facility. This action was a precautionary measure to enhance our liquidity position and to increase available cash on hand in response to the COVID-19 pandemic. During the second quarter of 2020, we repaid in full the $50.0 million borrowed under the Revolving Credit Facility. The weighted average interest rate was 2.92% for borrowings under the Revolving Credit Facility. As of January 2, 2021, we had no borrowings outstanding under our Revolving Credit Facility.

The Credit Facility also provides us with the ability to issue up to $20.0 million in letters of credit. While our issuance of letters of credit does not increase our borrowings outstanding under our Revolving Credit Facility, it does reduce the amount available. As of January 2, 2021, we had no outstanding letters of credit.
The weighted average interest rate on borrowings outstanding under the Term Loan A at January 2, 2021 and December 28, 2019 was 2.72% and 6.05%, respectively.
The Credit Facility includes customary financial and non-financial covenants limiting, among other things, mergers and acquisitions; investments, loans, and advances; affiliate transactions; changes to capital structure and the business; additional indebtedness; additional liens; the payment of dividends; and the sale of assets, in each case, subject to certain customary exceptions. The Credit Facility contains customary events of default, including payment defaults, breaches of representations and warranties, covenant defaults, defaults under other material debt, events of bankruptcy and insolvency, failure of any guaranty or security document supporting the Credit Facility to be in full force and effect, and a change of control of our business. At January 2, 2021, we were in compliance with the covenants under our Credit Facility.
Term Loan A

The Term Loan A is a $300.0 million term loan facility, maturing on December 17, 2024. Principal payments of $3.8 million were due quarterly during 2020 and $5.6 million are due quarterly during 2021 to 2024 with the entire unpaid balance due at maturity. In 2020, we made $150.0 million in voluntary payments on our Term Loan A from excess cash on hand, and as a result we recorded a $1.1 million loss on prepayments of debt.

Extinguishment of Term Loan B

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

Extinguishment of Rambler On LLC Promissory Note

In May 2019, we repaid in full $1.5 million of remaining principal on the unsecured promissory note to Rambler On LLC and $0.1 million of accrued interest outstanding thereon, using cash on hand. See Note 12 for additional information.

9. BENEFIT PLAN

We provide a 401(k)-defined contribution plan covering substantially all our employees, which allows for employee contributions and provides for an employer match. Our contributions totaled approximately $1.1 million, $1.1 million, and $1.0 million for 2020, 2019, and 2018, respectively.

10. STOCK-BASED COMPENSATION

In October 2018, the Board adopted the 2018 Plan and ceased granting awards under the YETI Holdings, Inc. 2012 Equity and Performance Incentive Plan, as amended and restated on June 20, 2018 (the “2012 Plan”). The 2018 Plan became effective with the completion of our IPO. Any remaining shares available for issuance under the 2012 Plan as of our IPO effectiveness date are not available for future issuance. However, shares subject to stock awards granted under the 2012 Plan (a) that expire or terminate without being exercised or (b) that are forfeited under an award return to the 2018 Plan.

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

Stock options, RSUs, and RSAs granted generally have a three-year vesting period and vest one-third on the first anniversary of the grant date, and an additional one-sixth vest on each of the first four six-month anniversaries of the initial vesting date. Stock options have a ten year term. Performance-based restricted stock awards (“PBRSs”) vest three years from the grant date, subject to the attainment of certain predetermined performance goals and the grantee remaining employed during the vesting period. Depending on the estimated probability of attainment of those performance goals, the compensation expense recognized related to the awards could increase or decrease over the remaining vesting period. Deferred stock units (“DSUs”) are issued to non-employee directors in lieu of RSU or certain cash compensation at the election of the grantee. DSUs generally vest one year from the grant date.

We recognized non-cash stock-based compensation expense of $9.0 million, $52.3 million, and $13.2 million for 2020, 2019, and 2018, respectively. As of January 2, 2021, total unrecognized stock-based compensation expense of $17.0 million for all stock-based compensation plans is expected to be recognized over a weighted-average period of 1.7 years.

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

The following assumptions were utilized to calculate the fair value of stock options granted during the periods indicated below:

	2019	2018
Expected option term	6 years	6 years
Expected stock price volatility	27% - 35%	35%
Risk-free interest rate	1.64% - 2.53%	2.99
Expected dividend yield	–%	–%
Weighted average fair value at date of grant	$7.67	$7.22

No stock options were granted in 2020.

A summary of the stock options is as follows for the periods indicated (in thousands, except per share data):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance, December 30, 2017	2,884	$5.22	6.10
Granted	761	18.00
Exercised	(560)	0.47
Forfeited/cancelled	(172)	47.91
Expired	(24)	53.55
Balance, December 29, 2018	2,889	$6.56	6.48
Granted	601	23.59
Exercised	(1,730)	2.06
Forfeited/cancelled	(142)	20.88
Balance, December 28, 2019	1,618	$16.44	8.12
Exercised	(247)	12.23
Forfeited/cancelled	(117)	21.56
Balance, January 2, 2021	1,254	$16.79	7.22	$64,781
Exercisable, January 2, 2021	715	$14.07	6.66	$38,917

The total intrinsic value of stock options exercised was $6.7 million, $46.7 million, and $10.0 million for 2020, 2019, and 2018, respectively. The total grant date fair value of stock options vested was $2.9 million, $12.2 million, and $15.2 million for 2020, 2019, and 2018, respectively.

The following is a summary of our non-vested stock options for the periods indicated (in thousands, except per share data):

	Shares Under Outstanding Options	Weighted Average Grant Date Fair Value
Non-vested options at December 28, 2019	1,044	$7.47
Granted	—	—
Forfeited	(117)	7.81
Vested	(388)	7.41
Non-vested options at January 2, 2021	539	$7.44

Stock-based activity, excluding options, for the year ended January 2, 2020 is summarized below (in thousands, except per share data):

	Performance-Based Restricted Stock Awards		Restricted Stock Units, Restricted Stock Awards, and Deferred Stock Units
	Number of PBRSs	Weighted Average Grant Date Fair Value	Number of RSUs, RSAs, and DSUs	Weighted Average Grant Date Fair Value
Nonvested, December 28, 2019	—	$—	319	$23.61
Granted	166	32.84	404	33.88
Vested/released	—	—	(136)	23.62
Forfeited/expired	(20)	32.84	(114)	29.34
Nonvested, January 2, 2021	146	$32.84	473	$30.99

As of January 2, 2021, the weighted average remaining contractual term of PBRSs was 2.12 years and the aggregate intrinsic value of PBRSs expected to vest was $5.2 million. The weighted average remaining contractual term of RSUs, RSAs, and DSUs was 1.74 years and the aggregate intrinsic value of RSUs, RSAs, and DSUs was $17.7 million as of January 2. 2021.

The following table summarizes additional information about PBRSs, RSUs, RSAs, and DSUs (in thousands, except per share data):

	Fiscal Year Ended (1)
	January 2, 2021	December 28, 2019	December 29, 2018
Weighted average grant date fair value per share of awards granted	$33.58	$23.72	$17.00
Total grant date fair value of awards vested(2)	$3,215	$168	—
Intrinsic value of awards vested(2)	$5,271	$345	—
_________________________________________
(1)Excludes performance-based RSUs activity. See below for further discussion.
(2)Excludes approximately 10,500 and 13,000 DSUs that vested but were not released in 2020 and 2019, respectively.

Performance-Based Restricted Stock Units

During 2018, our Board of Directors approved the grant of performance-based RSUs (“PRSUs”) to various employees under the 2012 Plan. During 2018, 385,241 of those PRSUs were granted as replacement awards in exchange for 104,411 out-of-the-money stock options, which were cancelled. On November 12, 2019, we completed an underwritten secondary offering. Following the closing of this offering, Cortec Group Fund V, L.P. and its affiliates (collectively, “Cortec”), our largest stockholder at the time, ceased to own more than 35% of the voting power of our outstanding common stock and as a result, the PRSUs granted to various employees during 2018 fully vested pursuant to their terms. In connection with the vesting of the PRSUs, we recognized non-cash stock-based compensation expense of $40.7 million for 2019. The grant date fair value of PRSUs was $31.74 per unit, and the intrinsic value of PRSUs that vested was $38.1 million.

11. STOCKHOLDERS’ EQUITY

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

Initial Public Offering

On October 29, 2018, we completed our IPO of 16.0 million shares of our common stock, including 2.5 million shares of our common stock sold by us and 13.5 million shares of our common stock sold by selling stockholders. The underwriters were also granted an option to purchase up to an additional 2.4 million shares from the selling stockholders, at the public offering price, less the underwriting discount, for 30 days after October 24, 2018, which the underwriters exercised, in part, on November 28, 2018 by purchasing an additional 0.9 million shares of common stock at the public offering price of $18.00 per share, less the underwriting discount, from selling stockholders. We did not receive any proceeds from the sale of shares by selling stockholders. Based on our IPO price of $18.00 per share, we received net proceeds of $42.4 million after deducting underwriting discounts and commissions of $2.6 million. Additionally, we incurred offering costs of $4.6 million. On November 29, 2018, we used the proceeds plus additional cash on hand to repay our Term Loan B as described in Note 8.

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

We paid $0.6 million and $2.5 million related to the Options Dividend to vested option holders in 2019 and 2018, respectively. The Options Dividend was paid in full on September 28, 2019.

12. RELATED-PARTY AGREEMENTS

In 2012, we entered into a management services agreement with Cortec, our majority stockholder, that provides for a management fee to be based on 1.0% of total sales not to exceed $750,000 annually plus certain out-of-pocket expenses. During 2018, we incurred fees and out-of-pocket expenses under this agreement of $0.08 million which were included in selling, general and administrative expenses within our consolidated statements of operations. This agreement was terminated in connection with our IPO in 2018 and no further payments are due to Cortec.

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

In May 2017, we acquired substantially all of the assets and certain liabilities from Rambler On LLC (“Rambler On”) for $6.0 million. At the time, Rambler On was our exclusive drinkware customization partner and a variable interest entity, which we reflected as a consolidated subsidiary. The purchase price consisted of cash of $2.9 million and a $3.0 million principal amount promissory note payable to the seller, with a two year term and bearing interest at 5% per annum, payable in two equal installments on May 16, 2018 and May 16, 2019. Subsequent to acquisition, the sole owner of Rambler On became a YETI employee. In May 2019, we repaid in full the remaining principal amount on the unsecured promissory note to Rambler On.

13. COMMITMENTS AND CONTINGENCIES

Future commitments under non-cancelable agreements at January 2, 2021 were as follows (in thousands):

		Fiscal Year
	Total	2021	2022	2023	2024	2025	Thereafter
Other noncancelable agreements (1)	$111,892	$37,897	$24,293	$19,469	$12,108	$12,364	$5,761
_________________________
(1)We have entered into commitments for service and maintenance agreements related to our management information systems, distribution contracts, advertising, sponsorships, and licensing agreements.
As we are unable to reasonably predict the timing of settlement of liabilities related to unrecognized tax benefits and other noncurrent tax liabilities, the table above does not include $8.7 million, net, of such liabilities on our consolidated balance sheet as of January 2, 2021.

We are involved in various claims and legal proceedings, some of which are covered by insurance. We believe that the existing claims and proceedings, and potential losses relating to such contingencies, will not have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

14. INCOME TAXES

The components of income before income taxes were as follows for the periods indicated (in thousands):

	Fiscal Year Ended
	January 2, 2021	December 28, 2019	December 29, 2018
Domestic	$201,919	$65,469	$69,209
Foreign	3,282	1,789	406
Income before income taxes	$205,201	$67,258	$69,615

The components of income tax expense were as follows for the periods indicated (in thousands):

	Fiscal Year Ended
	January 2, 2021	December 28, 2019	December 29, 2018
Current tax expense:
U.S. federal	$41,884	$627	$7,190
State	10,619	1,505	2,316
Foreign	829	526	247
Total current tax expense	53,332	2,658	9,753
Deferred tax expense (benefit):
U.S. federal	(3,332)	12,911	3,298
State	(538)	1,304	(1,172)
Foreign	(62)	(49)	(27)
Total deferred tax expense	(3,932)	14,166	2,099
Total income tax expense	$49,400	$16,824	$11,852

A reconciliation of income taxes computed at the federal statutory income tax rate of 21% to the effective income tax rate is as follows for the periods indicated (in thousands):

	Fiscal Year Ended
	January 2, 2021	December 28, 2019	December 29, 2018
Income taxes at the statutory rate	$43,092	$14,124	$14,619
Increase (decrease) resulting from:
State income taxes, net of federal tax effect	7,816	2,989	2,030
Nondeductible expenses	63	203	248
Research and development tax credits	(580)	(2,157)	(578)
Tax expense (benefit) related to stock-based compensation	(611)	950	(2,396)
Nondeductible interest expense	—	—	4
Revaluation of deferred tax assets for state income taxes	2	(92)	(1,154)
Other	(382)	807	(921)
Income tax expense	$49,400	$16,824	$11,852

Deferred tax assets and liabilities consisted of the following for the periods indicated (in thousands):

	Fiscal Year Ended
	January 2, 2021	December 28, 2019
Deferred tax assets:
Accrued liabilities	$6,857	$4,482
Allowances and other reserves	2,979	2,030
Inventory	5,012	1,929
Stock-based compensation	4,796	4,761
Operating lease liabilities	10,714	12,286
Deferred interest	—	1,703
Other	2,360	1,497
Total deferred tax assets	$32,718	$28,688
Deferred tax liabilities:
Operating lease assets	$(8,222)	$(9,528)
Prepaid expenses	(644)	(1,897)
Property and equipment	(11,425)	(10,971)
Intangible assets	(15,843)	(13,546)
Other	(745)	(744)
Total deferred tax liabilities	(36,879)	(36,686)
Net deferred tax liabilities	$(4,161)	$(7,998)
Amounts included in the Consolidated Balance Sheets:
Deferred income taxes	$1,062	$1,082
Other liabilities	(5,223)	(9,080)
Net deferred income tax liabilities	$(4,161)	$(7,998)

On December 22, 2017, U.S. federal legislation, commonly referred to as the Tax Cuts and Jobs act (the “Tax Act”) was signed into law, significantly reforming the U.S. Internal Revenue Code. The Tax Act, among other things, reduced the U.S. federal corporate tax rate from 35% to 21%, required companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred, and put into effect the migration from a “worldwide” system of taxation to a territorial system. During 2018, we finalized the accounting for the enactment of the Tax Act, with an immaterial adjustment to the amount recorded in the year of enactment.

We consider the undistributed earnings of our foreign subsidiaries to be indefinitely reinvested, and, accordingly, no taxes have been recognized on such earnings except for the transition tax recognized as part of the Tax Act. We continue to evaluate our plans for reinvestment or repatriation of unremitted foreign earnings. If we determine that all or a portion of our foreign earnings are no longer indefinitely reinvested, we may be subject to additional foreign withholding taxes and U.S. state income taxes. At January 2, 2021, we had unremitted earnings of foreign subsidiaries of $6.9 million.

The Tax Act introduced new provisions for U.S. taxation of certain global intangible low-taxed income (“GILTI”). We elected to account for the tax on GILTI as a period cost and therefore have not recorded deferred taxes related to GILTI on our foreign subsidiaries.

As of January 2, 2021, we had Texas research and development tax credit carryforwards of approximately $1.9 million, which if not utilized, will expire beginning in 2037.

The following table summarizes the activity related to our unrecognized tax benefits for the periods indicated (excluding interest and penalties) (in thousands):

	Fiscal Year Ended
	January 2, 2021	December 28, 2019
Balance, beginning of year	$3,358	$2,381
Gross increases related to current year tax positions	4,522	987
Gross increases related to prior year tax positions	—	37
Gross decreases related to prior year tax positions	(65)	—
Lapse of statute of limitations	(565)	(47)
Balance, end of year	$7,250	$3,358

If our positions are sustained by the relevant taxing authorities, approximately $7.3 million (excluding interest and penalties) of uncertain tax position liabilities as of January 2, 2021 would favorably impact our effective tax rate in future periods. We do not anticipate that the balance of gross unrecognized tax benefits will change significantly during the next twelve months.

We include interest and penalties related to unrecognized tax benefits in our current provision for income taxes in the accompanying consolidated statements of operations. As of January 2, 2021, we had recognized a liability of $0.6 million for interest and penalties related to unrecognized tax benefits.

We file income tax returns in the United States and various state jurisdictions. The tax years 2017 through 2020 remain open to examination in the United States, and the tax years 2016 through 2020 remain open to examination in Texas and most other state jurisdictions. The 2017 through 2020 tax years remain open to examination in foreign jurisdictions.

15. EARNINGS PER SHARE

Basic income per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted income per share includes the effect of all potentially dilutive securities, which include dilutive stock options and awards.

The following table sets forth the calculation of earnings per share and weighted-average common shares outstanding at the dates indicated (in thousands, except per share data):

	Fiscal Year Ended
	January 2, 2021	December 28, 2019	December 29, 2018
Net income	$155,801	$50,434	$57,763

Weighted average common shares outstanding — basic	86,978	85,088	81,777
Effect of dilutive securities	869	1,259	1,742
Weighted average common shares outstanding — diluted	87,847	86,347	83,519

Earnings per share
Basic	$1.79	$0.59	$0.71
Diluted	$1.77	$0.58	$0.69

Outstanding stock-based awards representing 0.2 million, 0.8 million, and 0.2 million shares of common stock were excluded from the calculations of diluted earnings per share in 2020, 2019, and 2018, respectively, because the effect of their inclusion would have been antidilutive to those years. In addition, 1.4 million shares of performance-based RSUs were excluded from the calculations of diluted earnings per share in 2018 because these units were not considered to be contingent outstanding shares.

16. SUPPLEMENTAL STATEMENT OF CASH FLOWS INFORMATION

Supplemental cash flow information was as follows for the periods indication (in thousands):

	Fiscal Year Ended
	January 2, 2021	December 28, 2019	December 29, 2018
Interest paid	$8,358	$19,396	$28,504
Income taxes paid	36,306	3,524	16,347

Liabilities related to property and equipment outstanding at 2020, 2019, and 2018 of $5.3 million, $1.0 million, $1.3 million, respectively, are not included in “Purchases of property and equipment” within the consolidated statement of cash flows. Non-cash financing activities during 2019, and 2018 consisted of accrued dividends payable on unvested options, which were $0.4 million and $1.7 million, respectively. No dividends were accrued in 2020.

17. QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized quarterly financial data for the periods indicated is set forth below (in thousands, except per share amounts). Quarterly results were influenced by seasonal and other factors inherent in our business.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2020
Net sales	$174,412	$246,938	$294,603	$375,768	$1,091,721
Gross profit	92,458	137,525	173,976	224,844	628,803
Net income	8,480	33,482	51,445	62,394	155,801

Net income per share - basic	$0.10	$0.39	$0.59	$0.72	$1.79
Net income per share - diluted	$0.10	$0.38	$0.58	$0.71	$1.77

2019
Net sales	$155,353	$231,654	$229,125	$297,602	$913,734
Gross profit	76,627	116,277	120,076	162,334	475,314
Net (loss) income	2,167	22,223	21,302	4,742	50,434

Net (loss) income per share - basic	$0.03	$0.26	$0.25	$0.05	$0.59
Net (loss) income per share - diluted	$0.03	$0.26	$0.25	$0.05	$0.58

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosures. Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of January 2, 2021.

Previously Reported Material Weakness

As previously disclosed in Part II Item 9A Controls and Procedures in our Annual Report on Form 10-K for the fiscal year ended December 28, 2019, during the preparation of our consolidated financial statements for the year ended December 30, 2017, we identified a material weakness in our internal control over financial reporting related to ineffective information technology general controls (“ITGCs”) in the areas of user access and program change-management over certain information technology systems that support our financial reporting process.

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

During the third quarter ended September 26, 2020, we completed the necessary testing to conclude that the material weakness has been remediated as of September 26, 2020.

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

Our management has conducted an evaluation of the effectiveness of our internal control over financial reporting as of January 2, 2021, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013) (“COSO”). Based on the results of this evaluation, management concluded that our internal control over financial reporting were effective as of January 2, 2021.

Our independent registered public accounting firm, Grant Thornton LLP, has audited our internal control over financial reporting. Their opinion on the effectiveness of our internal control over financial reporting as of January 2, 2021 appears in Part II, Item 8 of this Form 10-K.

Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) that occurred during the fourth quarter of fiscal 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Item 9B. Other information
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
We adopted a written code of business conduct that applies to our directors, executive officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A current copy of the code is posted under “Governance” on the Investor Relations section of our website, www.YETI.com. To the extent required by applicable rules adopted by the SEC and the NYSE, we intend to disclose future amendments to certain provisions of the code, or waivers of such provisions granted to executive officers and directors, in this location on our website at www.YETI.com.
The remaining information required by this item is incorporated by reference to our definitive Proxy Statement for the 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended January 2, 2021.
Item 11. Executive Compensation
The information required by this item is incorporated by reference to our definitive Proxy Statement for the 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended January 2, 2021.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Except as set forth below regarding securities authorized for issuance under our equity compensation plans, the information required by this item is incorporated by reference to our definitive Proxy Statement for the 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended January 2, 2021.
The following table summarizes our equity compensation plan information as of January 2, 2021:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by YETI Holdings, Inc. stockholders (1)	1,871,555	(2)	$16.80	(3)	3,024,365	(4)
Equity compensation plans not approved by YETI Holdings, Inc. stockholders	—		—		—
Total	1,871,555		$16.80		3,024,365
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
(2)Includes an aggregate of 1,253,730 shares subject to outstanding options granted under the 2012 Plan or the 2018 Plan, as well as an aggregate of 580,373 restricted stock units, performance-based restricted stock, and restricted stock that have been granted under the 2018 Plan and an aggregate of 37,452 deferred stock units that have been granted under the 2018 Plan. Each restricted stock unit or deferred stock unit is intended to be the economic equivalent of one share of our common stock.
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

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference to our definitive Proxy Statement for the 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended January 2, 2021.
Item 14. Principal Accounting Fees and Services
The information required by this item is incorporated by reference to our definitive Proxy Statement for the 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended January 2, 2021.
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

4.1
Form of Registration Rights Agreement, by and among YETI Holdings, Inc., Cortec Group Fund V, L.P. and certain holders of YETI Holdings, Inc. capital stock party thereto (filed as Exhibit 4.2 to Amendment No. 1 to the Company's Registration Statement on Form S-1 (Registration No. 333-227578) on October 15, 2018 and incorporated herein by reference)

4.2
Amendment No. 1 to Registration Rights Agreement, dated May 6, 2019, by and among YETI Holdings, Inc., Cortec Group V, L.P. and certain holders of YETI Holdings, Inc. capital stock party thereto (filed as Exhibit 10.17 to the Company's Registration Statement on Form S-1 (Registration No. 333-231240) on May 6, 2019 and incorporated herein by reference)

4.3
Amendment No. 2 to Registration Rights Agreement, dated December 11, 2019, by and among YETI Holdings, Inc., Cortec Group V, L.P. and certain holders of YETI Holdings, Inc. capital stock party thereto (filed as Exhibit 4.4 to the Company's Annual Report on Form 10-K for the year ended December 28, 2019 on February 18, 2020 and incorporated herein by reference)

4.4	Description of Capital Stock of YETI Holdings, Inc.

10.1†
Amended and Restated Employment Agreement, dated as of October 9, 2018, by and between YETI Coolers, LLC and Matthew J. Reintjes (filed as Exhibit 10.3 to Amendment No. 1 to the Company's Registration Statement on Form S-1 (Registration No. 333-227578) on October 15, 2018 and incorporated herein by reference)

10.2†
YETI Holdings, Inc. 2012 Equity and Performance Incentive Plan (Amended and Restated June 20, 2018) (filed as Exhibit 10.9 to the Company's Registration Statement on Form S-1 (Registration No. 333-227578) on September 27, 2018 and incorporated herein by reference)

10.3†
Form of Option Adjustment Letter, dated as of May 19, 2016 (filed as Exhibit 10.14 to the Company's Registration Statement on Form S-1 (Registration No. 333-227578) on September 27, 2018 and incorporated herein by reference)

10.4†
Form of Restricted Stock Unit Agreement under the YETI Holdings, Inc. 2012 Equity and Performance Incentive Plan (Amended and Restated June 20, 2018) (filed as Exhibit 10.15 to the Company's Registration Statement on Form S-1 (Registration No. 333-227578) on September 27, 2018 and incorporated herein by reference)

10.5†
YETI Coolers, LLC Senior Leadership Severance Benefits Plan (filed as Exhibit 10.16 to the Company's Registration Statement on Form S-1 (Registration No. 333-227578) on September 27, 2018 and incorporated herein by reference)

10.6†
YETI Holdings, Inc. 2018 Equity and Incentive Compensation Plan (filed as Exhibit 10.17 to the Company's Registration Statement on Form S-1 (Registration No. 333-227578) on September 27, 2018 and incorporated herein by reference)

10.7†
Form of Non-Employee Director Restricted Stock Unit Agreement under the 2018 Equity and Incentive Compensation Plan (filed as Exhibit 10.18 to the Company's Registration Statement on Form S-1 (Registration No. 333-227578) on September 27, 2018 and incorporated herein by reference)

10.8†
Form of Non-Employee Director Deferred Stock Unit Agreement under the 2018 Equity and Incentive Compensation Plan (filed as Exhibit 10.19 to the Company's Registration Statement on Form S-1 (Registration No. 333-227578) on September 27, 2018 and incorporated herein by reference)

10.9†
Form of Nonqualified Stock Option Agreement under the 2018 Equity and Incentive Compensation Plan (filed as Exhibit 10.20 to Amendment No. 1 to the Company's Registration Statement on Form S-1 (Registration No. 333-227578) on October 15, 2018 and incorporated herein by reference)

10.10†
Form of Time-Based Restricted Stock Award Agreement under the YETI Holdings, Inc. 2018 Equity and Performance Incentive Plan (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 27, 2020 filed August 6, 2020 and incorporated herein by reference)

10.11†
Form of Performance-Based Restricted Stock Award Agreement under the YETI Holdings, Inc. 2018 Equity and Performance Incentive Plan (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 27, 2020 filed August 6, 2020 and incorporated herein by reference)

10.12†*	YETI Holdings, Inc. Non-Employee Director Compensation Policy

10.13†
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

10.17	Form of Supply Agreement (filed as Exhibit 10.26 to the Company's Registration Statement on Form S-1 (Registration No. 333-227578) on September 27, 2018 and incorporated herein by reference)

21.1*	Subsidiaries of YETI Holdings, Inc.

23.1*	Consent of Grant Thornton LLP

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following audited financial statements from YETI Holdings, Inc.’s Annual Report on Form 10-K for the year ended January 2, 2021, formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to the Consolidated Financial Statements

104*	Cover Page Interactive Data File (embedded within the Exhibit 101 Inline XBRL document)
* Filed herewith.
** Furnished herewith.
† Indicates a management contract or compensation plan or arrangement.
Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

YETI Holdings, Inc.

Dated: March 1, 2021	By:	/s/ Matthew J. Reintjes
Matthew J. Reintjes
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the dates indicated.

Dated: March 1, 2021	By:	/s/ Matthew J. Reintjes
Matthew J. Reintjes
President and Chief Executive Officer, Director (Principal Executive Officer)

Dated: March 1, 2021	By:	/s/ Paul C. Carbone
Paul C. Carbone
Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Dated: March 1, 2021	By:	/s/ David L. Schnadig
David L. Schnadig
Chair and Director

Dated: March 1, 2021	By:	/s/ Tracey D. Brown
Tracey D. Brown
Director

Dated: March 1, 2021	By:	/s/ Alison Dean
Alison Dean
Director

Dated: March 1, 2021	By:	/s/ Frank D. Gibeau
Frank D. Gibeau
Director

Dated: March 1, 2021	By:	/s/ Mary Lou Kelley
Mary Lou Kelley
Director

Dated: March 1, 2021	By:	/s/ Dustan E. McCoy
Dustan E. McCoy
Director

Dated: March 1, 2021	By:	/s/ Roy J. Seiders
Roy J. Seiders
Director

Dated: March 1, 2021	By:	/s/ Robert K. Shearer
Robert K. Shearer
Director