Form 10-Q
period 2021-04-03
YETI Holdings, Inc.
filed 2021-05-13
CIK 1670592

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________________________
FORM 10-Q
____________________________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 03, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
There were 87,240,668 shares of Common Stock ($0.01 par value) outstanding as of May 6, 2021.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains ‘‘forward-looking statements’’ within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical or current fact included in this Quarterly Report on Form 10-Q are forward-looking statements.  Forward-looking statements include statements containing words such as “anticipate,” “assume,” “believe,” “can,” “have,” “contemplate,” “continue,” “could,” “design,” “due,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “likely,” “may,” “might,” “objective,” “plan,” “predict,” “project,” “potential,” “seek,” “should,” “target,” “will,” “would,” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operational performance or other events. For example, all statements made relating to growth strategies, the estimated and projected costs, expenditures, and growth rates, plans and objectives for future operations, growth, or initiatives, or strategies are forward-looking statements. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that are expected and, therefore, you should not unduly rely on such statements. The risks and uncertainties that could cause actual results to differ materially from those expressed or implied by these forward-looking statements include but are not limited to the risks and uncertainties listed below under “Risk Factors Summary” and further described under the heading "Risk Factors" in Part II, Item 1A of this Quarterly Report on Form 10-Q, as such risk factors may be amended, supplemented or superseded from time to time by other reports we file with the United States Securities and Exchange Commission.

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

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements.
YETI HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except per share data)

	April 3, 2021	January 2, 2021
ASSETS
Current assets
Cash	$190,293	$253,283
Accounts receivable, net	67,051	65,417
Inventory	183,921	140,111
Prepaid expenses and other current assets	24,471	17,686
Total current assets	465,736	476,497
Property and equipment, net	86,741	78,075
Operating lease right-of-use assets	32,340	34,090
Goodwill	54,293	54,293
Intangible assets, net	92,245	92,078
Other assets	1,897	2,034
Total assets	$733,252	$737,067

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$120,044	$123,621
Accrued expenses and other current liabilities	72,632	89,068
Taxes payable	19,774	18,316
Accrued payroll and related costs	10,058	25,810
Current operating lease liabilities	7,803	8,247
Current maturities of long-term debt	22,700	22,697
Total current liabilities	253,011	287,759
Long-term debt, net of current portion	105,518	111,017
Operating lease liabilities, non-current	34,998	36,546
Other liabilities	18,450	13,327
Total liabilities	411,977	448,649

Commitments and contingencies (Note 7)

Stockholders’ Equity
Common stock, par value $0.01; 600,000 shares authorized; 87,239 and 87,128 shares issued and outstanding at April 3, 2021 and January 2, 2021, respectively	872	871
Preferred stock, par value $0.01; 30,000 shares authorized; no shares issued or outstanding	—	—
Additional paid-in capital	323,682	321,678
Accumulated deficit	(3,221)	(33,744)
Accumulated other comprehensive loss	(58)	(387)
Total stockholders’ equity	321,275	288,418
Total liabilities and stockholders’ equity	$733,252	$737,067
See Notes to Unaudited Condensed Consolidated Financial Statements

YETI HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended
	April 3, 2021	March 28, 2020
Net sales	$247,554	$174,412
Cost of goods sold	102,370	81,954
Gross profit	145,184	92,458
Selling, general, and administrative expenses	105,135	76,296
Operating income	40,049	16,162
Interest expense	(854)	(3,110)
Other expense	(298)	(1,838)
Income before income taxes	38,897	11,214
Income tax expense	(8,374)	(2,734)
Net income	$30,523	$8,480

Net income per share
Basic	$0.35	$0.10
Diluted	$0.35	$0.10

Weighted-average common shares outstanding
Basic	87,179	86,830
Diluted	88,472	87,461
See Notes to Unaudited Condensed Consolidated Financial Statements

YETI HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(in thousands)

	Three Months Ended
	April 3, 2021	March 28, 2020
Net income	$30,523	$8,480
Other comprehensive income (loss)
Foreign currency translation adjustments	329	(154)
Total comprehensive income	$30,852	$8,326
See Notes to Unaudited Condensed Consolidated Financial Statements

YETI HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(In thousands)

	Three Months Ended April 3, 2021
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance, January 2, 2021	87,128	$871	$321,678	$(33,744)	$(387)	$288,418
Stock-based compensation	—	—	3,418	—	—	3,418
Common stock issued under employee benefit plans	135	1	286	—	—	287
Common stock withheld related to net share settlement of stock-based compensation	(24)	—	(1,700)	—	—	(1,700)
Other comprehensive income	—	—	—	—	329	329
Net income	—	—	—	30,523	—	30,523
Balance, April 3, 2021	87,239	$872	$323,682	$(3,221)	$(58)	$321,275

	Three Months Ended March 28, 2020
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance, December 28, 2019	86,774	$868	$310,678	$(189,545)	$4	$122,005
Stock-based compensation	—	—	1,855	—	—	1,855
Common stock issued under employee benefit plans	143	1	164	—	—	165
Common stock withheld related to net share settlement of stock-based compensation	(22)	—	(704)		—	(704)
Other comprehensive loss	—	—	—	—	(154)	(154)
Net income	—	—	—	8,480	—	8,480
Balance, March 28, 2020	86,895	$869	$311,993	$(181,065)	$(150)	$131,647
See Notes to Unaudited Condensed Consolidated Financial Statements

YETI HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended
	April 3, 2021	March 28, 2020
Cash Flows from Operating Activities:
Net income	$30,523	$8,480
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	7,556	7,662
Amortization of deferred financing fees	177	240
Stock-based compensation	3,418	1,855
Deferred income taxes	4,642	4,541
Impairment of long-lived assets	291	—
Other	1,036	1,794
Changes in operating assets and liabilities:
Accounts receivable	(1,906)	21,525
Inventory	(43,627)	(17,875)
Other current assets	(6,783)	(242)
Accounts payable and accrued expenses	(37,514)	(21,285)
Taxes payable	1,460	(1,977)
Other	406	(912)
Net cash (used in) provided by operating activities	(40,321)	3,806
Cash Flows from Investing Activities:
Purchases of property and equipment	(13,266)	(1,785)
Additions of intangibles, net	(1,716)	(2,006)
Net cash used in investing activities	(14,982)	(3,791)
Cash Flows from Financing Activities:
Repayments of long-term debt	(5,625)	(3,750)
Taxes paid in connection with employee stock transactions	(1,700)	(704)
Proceeds from employee stock transactions	287	165
Finance lease principal payment	(48)	(45)
Borrowings under revolving credit facility	—	50,000
Net cash (used in) provided by financing activities	(7,086)	45,666
Effect of exchange rate changes on cash	(601)	23
Net (decrease) increase in cash	(62,990)	45,704
Cash, beginning of period	253,283	72,515
Cash, end of period	$190,293	$118,219
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

Basis of Presentation and Principles of Consolidation

The unaudited condensed consolidated financial statements and the accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, our financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary for a fair statement of our results of operations for the interim periods. Intercompany transactions are eliminated in consolidation. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to applicable rules and regulations of the SEC. The consolidated balance sheet as of January 2, 2021 is derived from the audited financial statements included in our Annual Report on Form 10-K filed with the SEC for the year ended January 2, 2021, which should be read in conjunction with these unaudited consolidated financial statements and notes thereto.

Reclassifications

Certain prior period amounts were reclassified to conform to the current period presentation. Deferred income taxes previously presented separately in Total assets in the consolidated balance sheets are now presented as Deferred charges and other assets.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses during the reporting period and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements. Estimates and assumptions about future events and their effects cannot be made with certainty, including the potential impacts and duration of the COVID-19 pandemic. Estimates may change as new events occur, when additional information becomes available and if our operating environment changes. Actual results could differ from our estimates.

Fiscal Year End

We have a 52-to 53-week fiscal year that ends on the Saturday closest in proximity to December 31, such that each quarterly period will be 13 weeks in length, except during a 53-week year when the fourth quarter will be 14 weeks. Our fiscal year ending January 1, 2022 (“fiscal year 2021”) is a 52-week period. The first quarter of our fiscal year 2021 ended on April 3, 2021, the second quarter ends on July 3, 2021, and the third quarter ends on October 2, 2021. Our fiscal year ended January 2, 2021 (“fiscal year 2020”) was a 53-week period. Unless otherwise stated, references to particular years, quarters, months and periods refer to our fiscal years and the associated quarters, months, and periods of those fiscal years. The unaudited condensed consolidated financial results presented herein represent the three months ended April 3, 2021 and March 28, 2020.

Accounts Receivable

Accounts receivable are carried at original invoice amount less estimated credit losses. Upon initial recognition of a receivable, we estimate credit losses over the contractual term of the receivable and establish an allowance for credit losses based on historical experience, current available information, and expectations of future economic conditions. We mitigate credit loss risk from accounts receivable by assessing customers for credit worthiness, including ongoing credit evaluations and their payment trends. Credit risk is limited due to ongoing monitoring, high geographic customer distribution and low concentration of risk. As the risk of loss is determined to be similar based on the credit risk factors, we aggregate receivables on a collective basis when assessing credit losses. Accounts receivable are uncollateralized customer obligations due under normal trade terms typically requiring payment within 30 to 90 days of sale. Receivables are written off when deemed uncollectible. Recoveries of trade receivables previously written off are recorded to income when received. For the three months ended April 3, 2021, our assessment also considered the current and potential future impacts caused by the COVID-19 pandemic. Our allowance for credit losses was $1.5 million as of April 3, 2021 and $1.3 million as of January 2, 2021, respectively.

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

Recently Adopted Accounting Guidance

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. ASU 2019-12 is intended to simplify various aspects related to the accounting for income taxes and removes certain exceptions to the general principles of Topic 740 and amends existing guidance to improve consistent application. We adopted this standard effective January 3, 2021 using the modified retrospective approach. The adoption of this standard did not have a material impact on our consolidated financial statements and related disclosures.

Recent Accounting Guidance Not Yet Adopted

In March 2020, the FASB issued ASU 2020-04, “Facilitation of the Effects of Reference Rate Reform on Financial Reporting,” which is intended to provide temporary optional expedients and exceptions for applying GAAP to contract modifications and hedge accounting to ease the financial reporting burdens related to the expected market transition from the London Interbank Offered Rate (LIBOR) and other interbank offered rates to alternative reference rates. The optional guidance is provided to ease the potential burden of accounting for reference rate reform. The guidance is effective and can be applied anytime from the issuance date through December 31, 2022. The impact of this guidance on the Company's financial statements and related disclosures will continue to be evaluated by the Company through the application period, and is not expected to be significant.

No other new accounting pronouncements issued or effective as of April 3, 2021 have had, or are expected to have, a material impact on our consolidated financial statements.

2. REVENUE

Contract Balances

Accounts receivable represent an unconditional right to receive consideration from a customer and are recorded at net invoiced amounts, less an estimated allowance for credit losses.

Contract liabilities are recorded when the customer pays consideration before the transfer of a good to the customer and thus represent our obligation to transfer the good to the customer at a future date. Our primary contract liabilities relate to payment advances for certain customized product transactions. We recognize contract liabilities as revenue once all performance obligations have been satisfied.

The following table provides information about accounts receivable and contract liabilities at the periods indicated (in thousands):

	April 3, 2021	January 2, 2021
Accounts receivable, net	$67,051	$65,417
Contract liabilities	(10,073)	(11,074)

For the three months ended April 3, 2021, we recognized $11.1 million of revenue that was previously included in the contract liability balance at the beginning of the period. The change in the contract liability balance primarily results from timing differences between the customer’s payment and our satisfaction of performance obligations.

Disaggregation of Revenue

The following table disaggregates our net sales by channel, product category, and geography (based on ship to destination) for the periods indicated (in thousands):

	Three Months Ended
	April 3, 2021	March 28, 2020
Net Sales by Channel
Wholesale	$120,780	$94,816
Direct-to-consumer	126,774	79,596
Total net sales	$247,554	$174,412

Net Sales by Category
Coolers & Equipment	$93,458	$59,494
Drinkware	148,879	112,617
Other	5,217	2,301
Total net sales	$247,554	$174,412

Net Sales by Geographic Region
United States	$224,358	$164,998
International	23,196	9,414
Total net sales	$247,554	$174,412

For the three months ended April 3, 2021 and March 28, 2020, no single customer represented over 10% of gross sales.

3. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets include the following (in thousands):

	April 3, 2021	January 2, 2021
Prepaid expenses	$17,610	$12,174
Prepaid taxes	452	433
Other	6,409	5,079
Total prepaid expenses and other current assets	$24,471	$17,686

4. INCOME TAXES

Income tax expense was $8.4 million and $2.7 million for the three months ended April 3, 2021 and March 28, 2020, respectively. The increase in income tax expense is due to higher income before income taxes. The effective tax rate for the three months ended April 3, 2021 was 22%, compared to 24% for the three months ended March 28, 2020. The impact of a discrete tax benefit related to stock compensation resulted in a lower effective tax rate for the three months ended April 3, 2021.

Deferred tax liabilities were $9.7 million as of April 3, 2021 and $5.2 million as of January 2, 2021, respectively, which is presented in other liabilities on our unaudited condensed consolidated balance sheet.

For interim periods, our income tax expense and resulting effective tax rate are based upon an estimated annual effective tax rate adjusted for the effects of items required to be treated as discrete to the period, including changes in tax laws, changes in estimated exposures for uncertain tax positions, and other items.
5. STOCK-BASED COMPENSATION

We award stock-based compensation to employees and directors primarily under the 2018 Equity Incentive Plan (the “2018 Plan”), which was adopted by our Board of Directors and became effective upon the completion of our initial public offering in October 2018. The 2018 Plan replaced the 2012 Equity and Performance Incentive Plan, as amended and restated on June 20, 2018 (the “2012 Plan”). Any remaining shares available for issuance under the 2012 Plan as of the date of our initial public offering in October 2018 are not available for future issuance. However, shares subject to stock awards granted under the 2012 Plan (a) that expire or terminate without being exercised or (b) that are forfeited under an award return to the 2018 Plan.

We recognized non-cash stock-based compensation expense of $3.4 million and $1.9 million for the three months ended April 3, 2021 and March 28, 2020, respectively. At April 3, 2021, total unrecognized non-cash stock-based compensation expense of $33.2 million for all stock-based compensation plans is expected to be recognized over a weighted-average period of 1.7 years.

Stock-based activity for the three months ended April 3, 2021 is summarized below (in thousands, except per share data):

	Stock Options		Performance-Based Restricted Stock Awards		Restricted Stock Units, Restricted Stock Awards, and Deferred Stock Units
	Number of Options	Weighted Average Exercise Price	Number of PBRSs	Weighted Average Grant Date Fair Value	Number of RSUs, RSAs, and DSUs	Weighted Average Grant Date Fair Value
Balance, January 2, 2021	1,254	$16.79	146	$32.84	473	$30.99
Granted	—	—	81	73.04	189	72.98
Exercised/released	(11)	25.16	—	—	(124)	30.08
Forfeited/expired	—	—	—	—	(2)	43.06
Balance, April 3, 2021	1,243	$16.72	227	$47.18	536	$45.96

6. EARNINGS PER SHARE
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
The following table sets forth the calculation of earnings per share and weighted-average common shares outstanding at the dates indicated (in thousands, except per share data):

	Three Months Ended
	April 3, 2021	March 28, 2020
Net income	$30,523	$8,480

Weighted-average common shares outstanding—basic	87,179	86,830
Effect of dilutive securities	1,293	631
Weighted-average common shares outstanding—diluted	88,472	87,461

Earnings per share
Basic	$0.35	$0.10
Diluted	$0.35	$0.10
Effects of potentially dilutive securities are presented only in periods in which they are dilutive. For the three months ended April 3, 2021 and March 28, 2020, outstanding stock-based awards representing less than 0.1 million and 0.5 million shares, respectively, of common stock were excluded from the calculation of diluted earnings per share, because their effect would be anti-dilutive.
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

We distribute our products through a balanced omni-channel platform, consisting of our wholesale and direct-to-consumer (“DTC”) channels. In our wholesale channel, we sell our products through select national and regional accounts and an assemblage of independent retail partners throughout the United States, Canada, Australia, New Zealand, Europe, and Japan. We carefully evaluate and select retail partners that have an image and approach that are consistent with our premium brand and pricing. Our domestic national and regional specialty retailers include Dick’s Sporting Goods, Lowe’s Home Improvement, REI, Academy Sports + Outdoors, Bass Pro Shops, Ace Hardware, and Williams Sonoma. We sell our products in our DTC channel to customers on YETI.com, country and region specific YETI websites, and YETI Authorized on the Amazon Marketplace, as well as customized products with licensed marks and original artwork through our corporate sales program and at YETI.com. Our corporate sales program offers customized products to corporate customers for a wide-range of related events and activities, and in certain instances may also offer products to re-sell. Additionally, we sell our full line of products in our retail stores.

The terms “we,” “us,” “our,” and “the Company” as used herein and unless otherwise stated or indicated by context, refer to YETI Holdings, Inc. and its subsidiaries.
COVID-19 Update
The COVID-19 pandemic has significantly impacted global economies, resulting in travel restrictions, business slowdowns or shutdowns in affected areas, reduced economic activity, and changes in consumer behavior. We continue to monitor the situation and our focus remains to prioritize the health and safety of our employees and our consumers.
In the final weeks of the first quarter of 2020, our sales were adversely impacted due to the decrease in consumer spending and temporary store closures attributed to the COVID-19 pandemic. However, in the second quarter of 2020, we significantly benefited from a demand surge for outdoor recreation and leisure lifestyle products and, to date, consumer demand for our products has remained robust. While supply-chain disruptions as a direct result of the ongoing COVID-19 pandemic have been minimal, we recognize that we are operating in a challenging landscape and will continue to address and effectively manage current and evolving economic conditions. We continue to diligently align our purchase orders with demand forecasts; however, we remain inventory constrained and continue to work to replenish our distribution channels to meet customer demand. In spite of the ongoing COVID-19 pandemic, the pandemic has not had a material adverse impact on our net sales or operations.

As we continue to monitor and navigate the COVID-19 pandemic and its effects and potentially take additional actions based on the requirements and recommendations of local health guidelines, we intend to focus on disciplined investments for future, long-term growth. In certain circumstances, there may be developments outside our control requiring us to adjust our operating plan. As such, given the dynamic nature of this situation, we cannot reasonably estimate the impacts of the COVID-19 pandemic on our financial condition, results of operations or cash flows in the future. In addition, see Item 1A, “Risk Factors - Risks Related to Market and Global Economic Conditions,” included herein for updates to our risk factors regarding risks associated with the COVID-19 pandemic.

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

Selling, general, and administrative expenses. Selling, general, and administrative (“SG&A”) expenses consist primarily of marketing costs, employee compensation and benefits costs, costs of our outsourced warehousing and logistics operations, costs of operating on third party DTC marketplaces, professional fees and services, non-cash stock-based compensation, cost of product shipment to our customers, depreciation and amortization expense, and general corporate infrastructure expenses. Our variable expenses, specifically our distribution expenses, will vary as they are dependent on our sales volume and our channel mix. Our DTC channel distribution costs are generally higher as a percentage of net sales than our wholesale channel distribution costs. In the first quarter of 2021, our channel mix shifted towards our DTC channel from 46% in 2020 to 51% in 2021. As a result, variable distribution expenses as a percentage of net sales increased during the first quarter of 2021.

Fiscal Year. We have a 52-to 53-week fiscal year that ends on the Saturday closest in proximity to December 31, such that each quarterly period will be 13 weeks in length, except during a 53-week year when the fourth quarter will be 14 weeks. Our fiscal year ending January 1, 2022 (“fiscal year 2021”) is a 52-week period. The first quarter of our fiscal year 2020 ended on April 3, 2021, the second quarter ends on July 3, 2021, and the third quarter ends on October 2, 2021. Our fiscal year ended January 2, 2021 (“fiscal year 2020”) was a 53-week period. Unless otherwise stated, references to particular years, quarters, months and periods refer to our fiscal years ended in January and the associated quarters, months, and periods of those fiscal years. The unaudited condensed consolidated financial results presented herein represent the three months ended April 3, 2021 and March 28, 2020.

Results of Operations

The discussion below should be read in conjunction with the following table and our unaudited condensed consolidated financial statements, and related notes. The following table sets forth selected statement of operations data, and their corresponding percentage of net sales, for the periods indicated (dollars in thousands)

	Three Months Ended
	April 3, 2021		March 28, 2020
Statement of Operations
Net sales	$247,554	100%	$174,412	100%
Cost of goods sold	102,370	41%	81,954	47%
Gross profit	145,184	59%	92,458	53%
Selling, general, and administrative expenses	105,135	42%	76,296	44%
Operating income	40,049	16%	16,162	9%
Interest expense	(854)	—%	(3,110)	2%
Other expense	(298)	0%	(1,838)	1%
Income before income taxes	38,897	16%	11,214	6%
Income tax expense	(8,374)	3%	(2,734)	2%
Net income	$30,523	12%	$8,480	5%

Three Months Ended April 3, 2021 Compared to March 28, 2020

	Three Months Ended
	April 3, 2021	March 28, 2020	Change
(dollars in thousands)			$	%
Net sales	$247,554	$174,412	$73,142	42%
Gross profit	$145,184	$92,458	$52,726	57%
Gross margin (Gross profit as a % of net sales)	58.6%	53.0%
Selling, general, and administrative expenses	$105,135	$76,296	$28,839	38%
SG&A as a % of net sales	42.5%	43.7%

Net Sales

Net sales increased $73.1 million, or 42%, to $247.6 million for the three months ended April 3, 2021, compared to $174.4 million for the three months ended March 28, 2020. The increase in net sales was primarily driven by our faster growing DTC channel as well as growth in our wholesale channel. DTC channel net sales increased $47.2 million, or 59%, to $126.8 million, compared to $79.6 million in the prior year quarter, driven by both Drinkware and Coolers & Equipment categories. Net sales in our DTC channel continue to be favorably impacted by strong demand for outdoor recreation and leisure lifestyle products as well as a favorable shift to online shopping, resulting in an increase in sales volume during the quarter. As a result, our channel mix shifted towards our DTC channel from 46% in the first quarter of 2020 to 51% in the first quarter of 2021. Net sales in our wholesale channel increased $26.0 million, or 27%, to $120.8 million, compared to $94.8 million in the same period last year, primarily driven by both Coolers & Equipment and Drinkware categories.

Net sales in our two primary product categories were as follows:

•Drinkware net sales increased by $36.3 million, or 32%, to $148.9 million, compared to $112.6 million in the prior year quarter, reflecting the continued expansion of our product offerings, including the introduction of new colorways and sizes, and strong demand for customization.
•Coolers & Equipment net sales increased by $34.0 million, or 57%, to $93.5 million, compared to $59.5 million in the same period last year, driven by strong performance in hard coolers, soft coolers, outdoor living products, bags and cargo.

Gross Profit

Gross profit increased $52.7 million, or 57%, to $145.2 million, compared to $92.5 million in the prior year quarter. Gross margin increased 560 basis points to 58.6% from 53.0% in the prior year quarter. The increase in gross margin was primarily driven by:

•an increase in the mix of higher margin DTC channel net sales, which favorably impacted gross margin by approximately 180 basis points;
•product cost improvements across our product portfolio, which favorably impacted gross margin by approximately 140 basis points;
•lower inbound freight, which favorably impacted gross margin by 140 basis points;
•decreased tariffs, which favorably impacted gross margin by 50 basis points; and
•other impacts, which favorably impacted gross margin by 50 basis points.

Selling, General, and Administrative Expenses

SG&A expenses increased $28.8 million, or 38%, to $105.1 million for the three months ended April 3, 2021, compared to $76.3 million for the three months ended March 28, 2020. As a percentage of net sales, SG&A expenses decreased approximately 130 basis points from to 42.5% for the three months ended April 3, 2021 compared to 43.7% for the three months ended March 28, 2020. The increase in SG&A expenses was primarily driven by:

•an increase in variable expenses of $11.4 million, driving a 150 basis point increase as a percent of net sales, driven by our faster growing and higher margin DTC channel, which grew to 51% of net sales, comprised of:
–higher distribution costs including outbound freight, online marketplace fees, credit card processing fees, and third-party logistics fees; and
•an increase in non-variable expenses of $17.4 million, driving a 280 basis point decrease as a percent of net sales, comprised of:
–an increase in employee costs, marketing expenses, information technology expenses, higher professional fees, and other operating expenses, partially offset by lower travel and non-variable distribution costs.

Non-Operating Expenses

Interest expense was $0.9 million for the three months ended April 3, 2021, compared to $3.1 million for the three months ended March 28, 2020. The decrease in interest expense was primarily due to decreased outstanding long-term debt under our Credit Facility (as defined below).

Income tax expense was $8.4 million for the three months ended April 3, 2021, compared to $2.7 million for the three months ended March 28, 2020. The increase in income tax expense was due to higher income before income taxes. The effective tax rate for the three months ended April 3, 2021 was 22%, compared to 24% for the three months ended March 28, 2020. The impact of a discrete tax benefit related to stock compensation resulted in a lower effective tax rate for the three months ended April 3, 2021.
Liquidity and Capital Resources

Our cash requirements have principally been for working capital purposes, long-term debt repayments, and capital expenditures. We fund our working capital, primarily inventory, accounts receivable, accounts payable, and capital investments from cash flows from operating activities, cash on hand, and borrowings available under our Revolving Credit Facility (as defined below). As discussed under “COVID-19 Update” above, although the potential magnitude and economic impacts of COVID-19 are highly uncertain, we believe that our current operating performance, operating plan, our strong cash position, including cash generated from operations and borrowings available under our Revolving Credit Facility, will be sufficient to satisfy our liquidity needs and capital expenditure requirements for at least the next twelve months.

As of April 3, 2021, we had a cash balance of $190.3 million and $22.4 million of working capital (excluding cash), and $150.0 million of borrowings available under the Revolving Credit Facility.

We are party to a senior secured credit agreement (the “Credit Facility”) that provides for a $150.0 million revolving credit facility maturing on December 17, 2024 (“Revolving Credit Facility”) and a $300.0 million Term Loan A maturing on December 17, 2024 (the “Term Loan A”). At April 3, 2021, we had $129.4 million principal amount of indebtedness outstanding related to Term Loan A under the Credit Facility and no amounts outstanding under the Revolving Credit Facility. The weighted average interest rates for borrowings under Term Loan A was 1.87% during the three months ended April 3, 2021. At April 3, 2021, we were in compliance with all covenants and expect to remain in compliance with all covenants under the Credit Facility.

Cash Flows from Operating, Investing, and Financing Activities

The following table summarizes our cash flows from operating, investing and financing activities for the periods indicated (in thousands):

	Three Months Ended
	April 3, 2021	March 28, 2020
Cash flows provided by (used in):
Operating activities	$(40,321)	$3,806
Investing activities	(14,982)	(3,791)
Financing activities	(7,086)	45,666
Operating Activities

Cash flows related to operating activities are dependent on net income, non-cash adjustments to net income, and changes in working capital. The decrease in cash used in operating activities in the first three months of fiscal 2021 compared to net cash provided by operating activities in the first three months of fiscal 2020 is primarily due to an increase in net cash used for working capital, partially offset by an increase in net income, adjusted for non-cash items, for the periods compared. The increase in working capital was primarily due to an increase in inventory and timing of purchases and payments to vendors.
Investing Activities
The increase in cash used in investing activities in the first three months of fiscal 2021 primarily related to the purchases of property and equipment for production molds, technology systems infrastructure, tooling and equipment, and facilities.
Financing Activities

The decrease in cash provided by financing activities in the first three months of fiscal 2021 was primarily driven by $50.0 million of borrowings under our Revolving Credit Facility in the first three months of fiscal 2020 and higher repayment of long-term debt in the first three months of fiscal 2021.

For 2021, we expect capital expenditures for property and equipment to be between $55 million and $60 million, primarily to support our growing business with investments in technology, and new product innovation and launches, including production molds and tooling and equipment.
Off-Balance Sheet Arrangements

At April 3, 2021 and January 2, 2021, we had no off-balance sheet debt or arrangements.
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

Critical Accounting Policies and Estimates
Our unaudited condensed consolidated financial statements are prepared in accordance with GAAP. The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ materially from those estimates.  A discussion of the accounting policies that management considers critical in that they involve significant management judgments and assumptions, require estimates about matters that are inherently uncertain and because they are important for understanding and evaluating our reported financial results is included in Part II, Item 7 of our Annual Report on Form 10-K for the year ended January 2, 2021 filed with the U.S. Securities and Exchange Commission (“SEC”). Other than the adoption of recent accounting standards as discussed in Note 1 of our Unaudited Condensed Consolidated Financial Statements, there have been no significant changes to our critical accounting policies.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to our market risk exposures or management of market risk from those disclosed in Quantitative and Qualitative Disclosures About Market Risk included under Item 7A in our Annual Report on Form 10-K for the year ended January 2, 2021.
Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding disclosures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of April 3, 2021.

Changes in Internal Control over Financial Reporting

During the quarter ended April 3, 2021, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

The risks and uncertainties discussed below update and supersede the risks and uncertainties previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended January 2, 2021, which was filed with the SEC on March 1, 2021. There have been no material changes to the risks and uncertainties previously disclosed in such Annual Report on Form 10-K.

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

Failure to accurately forecast our results of operations and growth rate could cause us to make poor operating decisions and we may not be able to adjust in a timely manner. Consequently, actual results could be materially lower than anticipated. Even if the markets in which we compete expand, we cannot assure you that our business will grow at similar rates, if at all. Furthermore, if we fail to accurately forecast our results of operations and growth rate, we may experience excess inventory levels or a shortage of product to deliver to our customers. Inventory levels in excess of customer demand may result in inventory write-downs or write-offs and the sale of excess inventory at discounted prices or in less preferred distribution channels, which could impair our brand image and harm our gross margin. In addition, if we underestimate our growth rate and the demand for our products, our manufacturers may not be able to produce products to meet our customer requirements, and this could result in delays in the shipment of our products and our ability to recognize revenue, lost sales, as well as damage to our reputation and retailer and distributor relationships. For more information regarding the inventory risk related to our potential inability to accurately forecast our results of operations, please see “— Our results of operations could be materially harmed if we are unable to accurately forecast demand for our products.”

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

We depend on a limited number of third-party contract manufacturers for the sourcing of our products. For hard coolers, soft coolers, Drinkware, bags, and outdoor living and pet products our two largest manufacturers comprised approximately 89%, 87%, 77%, 80%, and 92% respectively, of our production volume during the first three months of 2021. For cargo, two manufacturers accounted for all of the production in the first three months of 2021. As a result of this concentration in our supply chain, our business and operations would be negatively affected if any of our key manufacturers were to experience significant disruption affecting the price, quality, availability, or timely delivery of products. Our manufacturers could also be acquired by our competitors and may become our direct competitors, thus limiting or eliminating our access to manufacturing capacity. The partial or complete loss of our key manufacturers, or a significant adverse change in our relationship with any of these manufacturers, could result in lost sales, added costs, and distribution delays that could harm our business and customer relationships.

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

Fourteen percent of our gross sales for 2020 and approximately 15% of our gross sales for the three months ended April 3, 2021, were made to independent retail partners. These retail partners may decide to emphasize products from our competitors, to redeploy their retail floor space to other product categories, or to take other actions that reduce their purchases of our products. We do not receive long-term purchase commitments from our independent retail partners, and orders received from our independent retail partners are cancellable. Factors that could affect our ability to maintain or expand our sales to these independent retail partners include: (a) failure to accurately identify the needs of our customers; (b) a lack of customer acceptance of new products or product expansions; (c) unwillingness of our independent retail partners and customers to attribute premium value to our new or existing products or product expansions relative to competing products; (d) failure to obtain shelf space from our retail partners; (e) new, well-received product introductions by competitors; (f) damage to our relationships with independent retail partners due to brand or reputational harm; (g) delays or defaults on our retail partners' payment obligations to us; and (h) store closures, decreased foot traffic, recession or other adverse effects resulting from public health crises such as the current COVID-19 pandemic (or other future pandemics or epidemics).

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

For 2020 and the three months ended April 3, 2021, our DTC channel accounted for 53% and 51% of our net sales, respectively. Part of our growth strategy involves increasing sales through our DTC channel. However, we have limited operating experience executing the retail component of this strategy. The level of customer traffic and volume of customer purchases through our country and region-specific YETI websites or other e-commerce initiatives are substantially dependent on our ability to provide a content-rich and user-friendly website, a hassle-free customer experience, sufficient product availability, and reliable, timely delivery of our products. If we are unable to maintain and increase customers’ use of our website, allocate sufficient product to our website, and increase any sales through our website, our business, and results of operations could be harmed.

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

We are subject to payment-related risks that may result in higher operating costs or the inability to process payments, either of which could harm our business, financial condition and results of operations.

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

The further spread of COVID-19, and the requirements to take action to help limit the spread of the illness, could impact our ability to carry out our business as usual and may materially adversely impact global economic conditions, our business, results of operations, cash flows and financial condition. The extent of the impact of COVID-19 on our business and financial results will depend on future developments, including the duration and severity of the outbreak (including the severity and transmission rates of new variants of the virus that causes COVID-19) within the markets in which we operate, the timing, distribution, rate of public acceptance and efficacy of vaccines and other treatments, the related impact on consumer confidence and spending, and the effect of governmental regulations imposed in response to the pandemic, all of which are highly uncertain and ever-changing. The sweeping nature of the COVID-19 pandemic makes it extremely difficult to predict how our business and operations will be affected in the longer run. However, the likely overall economic impact of the pandemic could be is viewed as highly negative to the general economy. Any of the foregoing factors, or other cascading effects of the COVID-19 pandemic, could materially increase our costs, negatively impact our sales and damage our results of operations and liquidity, possibly to a significant degree. The duration of any such impacts cannot be predicted.

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

Our business relies on information technology. Our ability to effectively manage and maintain our inventory and internal reports, and to ship products to customers and invoice them on a timely basis, depends significantly on our enterprise resource planning ("ERP"), warehouse management, and other information systems. We also heavily rely on information systems to process financial and accounting information for financial reporting purposes. Any of these information systems could fail or experience a service interruption for a number of reasons, including computer viruses, programming errors, hacking or other unlawful activities, disasters or our failure to properly maintain system redundancy or protect, repair, maintain or upgrade our systems. We are currently undertaking various technology upgrades and enhancements to support our business growth, including a phased upgrade of our SAP ERP system. The implementation of new software and hardware involves risks and uncertainties that could cause disruptions, delays or deficiencies in the design, implementation or application of these systems. The failure of our information systems to operate effectively or to integrate with other systems, or a breach in security of these systems, could cause delays in product fulfillment and reduced efficiency of our operations, which could negatively impact our financial results. If we experienced any significant disruption to our financial information systems that we are unable to mitigate, our ability to timely report our financial results could be impacted, which could negatively impact our stock price. We also communicate electronically throughout the world with our employees and with third parties, such as customers, suppliers, vendors and consumers. A service interruption or shutdown could have a materially adverse impact on our operating activities. Remediation and repair of any failure, problem or breach of our key information systems could require significant capital investments. Furthermore, the implementation of new information technology systems, such as our SAP upgrade, and/or any remediation of our key information systems requires investment of capital and human resources, the re-engineering of business processes, and the attention of many employees who would otherwise be focused on other areas of our business. The implementation of new initiatives and remediation of existing systems may not achieve the anticipated benefits and may divert management’s attention from other operational activities, negatively affect employee morale, or have other unintended consequences. Additionally, if we are not able to accurately forecast expenses and capitalized costs related to system upgrades and repairs, this may have an adverse impact on our financial condition and operating results.

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

As of April 3, 2021, we had $129.4 million principal amount of indebtedness outstanding under the Credit Facility (s defined in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” of this Report). The Credit Facility is jointly and severally guaranteed by certain of our wholly-owned material subsidiaries, including YETI Coolers, LLC, which we refer to as YETI Coolers, and YETI Custom Drinkware LLC, which we refer to as YCD, and any of our future subsidiaries that become guarantors, together, which we refer to as the Guarantors, and is also secured by a first-priority lien on substantially all of our assets and the assets of the Guarantors, in each case subject to certain customary exceptions. We may, from time to time, incur additional indebtedness under the Credit Facility.

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

On December 22, 2017, the United States enacted the Tax Cuts and Jobs Act (the “Tax Act”), which requires complex computations to be performed that were not previously required under U.S. tax law, significant judgments to be made in interpretation of the provisions of the Tax Act and significant estimates in calculations, and the preparation and analysis of information not previously relevant or regularly produced. The U.S. Treasury Department, the Internal Revenue Service, and other standard-setting governmental bodies could interpret the provisions of the Tax Act or issue related administrative guidance contrary to our interpretation.

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
•prohibit stockholders from taking action by written consent;
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

101*
The following unaudited financial statements from YETI Holdings, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 3, 2021, formatted in Inline eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Equity, (v) Consolidated Statements of Cash Flows, and (v) Notes to the Unaudited Condensed Consolidated Financial Statements

104*	Cover Page Interactive Data File (embedded within the Exhibit 101 Inline XBRL document)

* Filed herewith.
** Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

YETI Holdings, Inc.

Dated: May 13, 2021	By:	/s/ Matthew J. Reintjes
Matthew J. Reintjes
President and Chief Executive Officer, Director (Principal Executive Officer)

Dated: May 13, 2021	By:	/s/ Paul C. Carbone
Paul C. Carbone
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)