Form 10-Q
period 2021-07-03
YETI Holdings, Inc.
filed 2021-08-12
CIK 1670592

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________________________
FORM 10-Q
____________________________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 03, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
There were 87,471,840 shares of Common Stock ($0.01 par value) outstanding as of July 29, 2021.

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
•If our plans to increase sales through our direct-to-consumer channel are not successful, our business and results of operations could be harmed.
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

Risks Related to Market and Global Economic Conditions
•The COVID-19 pandemic could continue to adversely affect the global supply chain, our business, sales, financial condition, results of operations and cash flows, and our ability to access current or obtain new lending facilities.
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

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements.
YETI HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except per share data)

	July 3, 2021	January 2, 2021
ASSETS
Current assets
Cash	$233,773	$253,283
Accounts receivable, net	81,893	65,417
Inventory	221,663	140,111
Prepaid expenses and other current assets	23,832	17,686
Total current assets	561,161	476,497
Property and equipment, net	102,005	78,075
Operating lease right-of-use assets	51,672	34,090
Goodwill	54,293	54,293
Intangible assets, net	92,857	92,078
Other assets	1,987	2,034
Total assets	$863,975	$737,067

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$145,683	$123,621
Accrued expenses and other current liabilities	86,808	89,068
Taxes payable	15,928	18,316
Accrued payroll and related costs	19,966	25,810
Current operating lease liabilities	11,142	8,247
Current maturities of long-term debt	24,478	22,697
Total current liabilities	304,005	287,759
Long-term debt, net of current portion	107,756	111,017
Operating lease liabilities, non-current	50,881	36,546
Other liabilities	17,239	13,327
Total liabilities	479,881	448,649

Commitments and contingencies (Note 8)

Stockholders’ Equity
Common stock, par value $0.01; 600,000 shares authorized; 87,441 and 87,128 shares issued and outstanding at July 3, 2021 and January 2, 2021, respectively	874	871
Preferred stock, par value $0.01; 30,000 shares authorized; no shares issued or outstanding	—	—
Additional paid-in capital	329,638	321,678
Retained earnings (accumulated deficit)	53,010	(33,744)
Accumulated other comprehensive income (loss)	572	(387)
Total stockholders’ equity	384,094	288,418
Total liabilities and stockholders’ equity	$863,975	$737,067
See Notes to Unaudited Condensed Consolidated Financial Statements

YETI HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Net sales	$357,667	$246,938	$605,221	$421,350
Cost of goods sold	148,550	109,413	250,920	191,367
Gross profit	209,117	137,525	354,301	229,983
Selling, general, and administrative expenses	136,692	90,992	241,827	167,288
Operating income	72,425	46,533	112,474	62,695
Interest expense	(832)	(2,657)	(1,686)	(5,767)
Other (expense) income	(955)	900	(1,253)	(938)
Income before income taxes	70,638	44,776	109,535	55,990
Income tax expense	(14,407)	(11,294)	(22,781)	(14,028)
Net income	$56,231	$33,482	$86,754	$41,962

Net income per share
Basic	$0.64	$0.39	$0.99	$0.48
Diluted	$0.63	$0.38	$0.98	$0.48

Weighted-average common shares outstanding
Basic	87,327	86,937	87,253	86,883
Diluted	88,652	87,477	88,561	87,469
See Notes to Unaudited Condensed Consolidated Financial Statements

YETI HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(in thousands)

	Three Months Ended		Six Months Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Net income	$56,231	$33,482	$86,754	$41,962
Other comprehensive income
Foreign currency translation adjustments	630	487	959	333
Total comprehensive income	$56,861	$33,969	$87,713	$42,295
See Notes to Unaudited Condensed Consolidated Financial Statements

YETI HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(In thousands)

	Three Months Ended July 3, 2021
	Common Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance, April 3, 2021	87,239	$872	$323,682	$(3,221)	$(58)	$321,275
Stock-based compensation	—	—	4,097	—	—	4,097
Common stock issued under employee benefit plans	202	2	1,859	—	—	1,861
Other comprehensive income	—	—	—	—	630	630
Net income	—	—	—	56,231	—	56,231
Balance, July 3, 2021	87,441	$874	$329,638	$53,010	$572	$384,094

	Three Months Ended June 27, 2020
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance, March 28, 2020	86,895	$869	$311,993	$(181,065)	$(150)	$131,647
Stock-based compensation	—	—	2,181	—	—	2,181
Common stock issued under employee benefit plans	109	1	1,231	—	—	1,232
Other comprehensive income	—	—	—	—	487	487
Net income	—	—	—	33,482	—	33,482
Balance, June 27, 2020	87,004	$870	$315,405	$(147,583)	$337	$169,029
See Notes to Unaudited Condensed Consolidated Financial Statements

YETI HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(In thousands)

	Six Months Ended July 3, 2021
	Common Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance, January 2, 2021	87,128	$871	$321,678	$(33,744)	$(387)	$288,418
Stock-based compensation	—	—	7,515	—	—	7,515
Common stock issued under employee benefit plans	337	3	2,145	—	—	2,148
Common stock withheld related to net share settlement of stock-based compensation	(24)	—	(1,700)	—	—	(1,700)
Other comprehensive loss	—	—	—	—	959	959
Net income	—	—	—	86,754	—	86,754
Balance, July 3, 2021	87,441	$874	$329,638	$53,010	$572	$384,094

	Six Months Ended June 27, 2020
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount
Balance, December 28, 2019	86,774	$868	$310,678	$(189,545)	$4	$122,005
Stock-based compensation	—	—	4,036	—	—	4,036
Common stock issued under employee benefit plans	252	2	1,395	—	—	1,397
Common stock withheld related to net share settlement of stock-based compensation	(22)	—	(704)		—	(704)
Other comprehensive income	—	—	—	—	333	333
Net income	—	—	—	41,962	—	41,962
Balance, June 27, 2020	87,004	$870	$315,405	$(147,583)	$337	$169,029

See Notes to Unaudited Condensed Consolidated Financial Statements

YETI HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended
	July 3, 2021	June 27, 2020
Cash Flows from Operating Activities:
Net income	$86,754	$41,962
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	14,941	15,359
Amortization of deferred financing fees	349	478
Stock-based compensation	7,515	4,036
Deferred income taxes	1,801	3,511
Impairment of long-lived assets	1,142	632
Other	1,971	1,239
Changes in operating assets and liabilities:
Accounts receivable	(16,797)	(4,433)
Inventory	(81,188)	46,723
Other current assets	(6,133)	4,351
Accounts payable and accrued expenses	12,535	(52,781)
Taxes payable	(2,401)	9,393
Other	1,703	1,881
Net cash provided by operating activities	22,192	72,351
Cash Flows from Investing Activities:
Purchases of property and equipment	(25,894)	(7,160)
Additions of intangibles, net	(3,915)	(3,769)
Net cash used in investing activities	(29,809)	(10,929)
Cash Flows from Financing Activities:
Repayments of long-term debt	(11,250)	(7,500)
Taxes paid in connection with employee stock transactions	(1,700)	(704)
Proceeds from employee stock transactions	2,149	1,397
Finance lease principal payment	(96)	(91)
Borrowings under revolving credit facility	—	50,000
Repayments under revolving credit facility	—	(50,000)
Net cash used in financing activities	(10,897)	(6,898)
Effect of exchange rate changes on cash	(996)	428
Net (decrease) increase in cash	(19,510)	54,952
Cash, beginning of period	253,283	72,515
Cash, end of period	$233,773	$127,467
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

Reclassifications

Certain prior period amounts were reclassified to conform to the current period presentation. Deferred income taxes previously presented separately in Total assets in the consolidated balance sheets are now presented as Other assets.

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

Fiscal Year End

We have a 52-to 53-week fiscal year that ends on the Saturday closest in proximity to December 31, such that each quarterly period will be 13 weeks in length, except during a 53-week year when the fourth quarter will be 14 weeks. Our fiscal year ending January 1, 2022 (“fiscal year 2021”) is a 52-week period. The first quarter of our fiscal year 2021 ended on April 3, 2021, the second quarter ended on July 3, 2021, and the third quarter ends on October 2, 2021. Our fiscal year ended January 2, 2021 (“fiscal year 2020”) was a 53-week period. Unless otherwise stated, references to particular years, quarters, months and periods refer to our fiscal years and the associated quarters, months, and periods of those fiscal years. The unaudited condensed consolidated financial results presented herein represent the three and six months ended July 3, 2021 and June 27, 2020.

Accounts Receivable

Accounts receivable are carried at original invoice amount less estimated credit losses. Upon initial recognition of a receivable, we estimate credit losses over the contractual term of the receivable and establish an allowance for credit losses based on historical experience, current available information, and expectations of future economic conditions. We mitigate credit loss risk from accounts receivable by assessing customers for credit worthiness, including ongoing credit evaluations and their payment trends. Credit risk is limited due to ongoing monitoring, high geographic customer distribution and low concentration of risk. As the risk of loss is determined to be similar based on the credit risk factors, we aggregate receivables on a collective basis when assessing credit losses. Accounts receivable are uncollateralized customer obligations due under normal trade terms typically requiring payment within 30 to 90 days of sale. Receivables are written off when deemed uncollectible. Recoveries of trade receivables previously written off are recorded to income when received. For the six months ended July 3, 2021, our assessment also considered the current and potential future impacts caused by the COVID-19 pandemic. Our allowance for credit losses was $1.9 million as of July 3, 2021 and $1.3 million as of January 2, 2021, respectively.

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

No other new accounting pronouncements issued or effective as of July 3, 2021 have had, or are expected to have, a material impact on our consolidated financial statements.

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

The following table provides information about accounts receivable and contract liabilities at the periods indicated (in thousands):

	July 3, 2021	January 2, 2021
Accounts receivable, net	$81,893	$65,417
Contract liabilities	(14,297)	(11,074)

For the six months ended July 3, 2021, we recognized $11.1 million of revenue that was previously included in the contract liability balance at the beginning of the period.

Disaggregation of Revenue

The following table disaggregates our net sales by channel, product category, and geography (based on ship to destination) for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Net Sales by Channel
Wholesale	$160,784	$113,891	$281,564	$208,707
Direct-to-consumer	196,883	133,047	323,657	212,643
Total net sales	$357,667	$246,938	$605,221	$421,350

Net Sales by Category
Coolers & Equipment	$157,801	$128,610	$251,259	$188,104
Drinkware	192,882	114,326	341,761	226,943
Other	6,984	4,002	12,201	6,303
Total net sales	$357,667	$246,938	$605,221	$421,350

Net Sales by Geographic Region
United States	$324,674	$237,134	$549,032	$402,132
International	32,993	9,804	56,189	19,218
Total net sales	$357,667	$246,938	$605,221	$421,350

For the three and six months ended July 3, 2021 and June 27, 2020, no single customer represented over 10% of gross sales.

3. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets include the following (in thousands):

	July 3, 2021	January 2, 2021
Prepaid expenses	$16,208	$12,174
Prepaid taxes	554	433
Other	7,070	5,079
Total prepaid expenses and other current assets	$23,832	$17,686

4. LEASES
We determine if an arrangement with contractual terms longer than twelve months is or contains a lease at contract inception and determine its classification as an operating or finance lease at lease commencement. We lease certain retail locations, office space, distribution facilities, manufacturing space, and machinery and equipment. While the substantial majority of these leases are operating leases, certain machinery and equipment agreements are finance leases, which are those leases that allow us to substantially utilize or pay for the entire asset over its estimated life. Assets acquired under operating leases and finance leases are recorded in Operating lease right-of use assets and Property and equipment, net, respectively. As of July 3, 2021, the initial lease terms of the various leases range from one to 20 years.

Lease assets represent the right to use an underlying asset for the lease term, and lease liabilities represent the obligation to make lease payments arising from the lease. These assets and liabilities are recognized based on the present value of future payments over the lease term at commencement date. To determine the present value of the future lease payments, we use our collateralized incremental borrowing rate based on the information available at commencement date, including lease term. Our operating leases also typically require payment of real estate taxes, common area maintenance and insurance. These components comprise the majority of our variable lease cost and are excluded from the present value of our lease obligations. In instances where they are fixed, they are included due to our election to combine lease and non-lease components, with the exception of our distribution facility asset class. Operating lease assets include prepaid lease payments and initial direct costs and are reduced by lease incentives. Our lease terms generally do not include options to extend or terminate the lease unless it is reasonably certain that the option will be exercised. Fixed payments may contain predetermined fixed rent escalations.

Costs associated with operating lease assets are recognized on a straight-line basis from the commencement date to the end of the lease term. Finance lease assets are amortized on a straight-line basis over the shorter of the estimated useful lives of the assets or the lease term. The interest component of a finance lease is included in interest expense and recognized using the effective interest method over the lease term.

The following table presents the assets and liabilities related to operating and finance leases (in thousands):

	Balance Sheet Location	July 3, 2021
Assets:
Operating lease assets	Operating lease right-of-use assets	$51,672
Finance lease assets	Property and equipment	10,311
Total lease assets		$61,983

Liabilities:
Current
Operating lease liabilities	Operating lease liabilities	$11,142
Finance lease liabilities	Current maturities of long-term debt	1,978
Non-current
Operating lease liabilities	Operating lease liabilities, non-current	50,881
Finance lease liabilities	Long-term debt, net of current portion	8,392
Total lease liabilities		$72,393

The following table presents the components of lease costs (in thousands):

	Three Months Ended		Six Months Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Operating lease costs	$2,612	$2,314	$5,076	$4,611
Finance lease cost - amortization of right-of-use assets	62	53	115	106
Finance lease cost - interest on lease liabilities	15	17	29	34
Short-term lease cost	97	49	155	104
Variable lease cost	1,116	816	1,848	1,654
Sublease income	(185)	(185)	(371)	(371)
Total lease cost	$3,717	$3,064	$6,852	$6,138

The following table presents lease terms and discount rates:

	July 3, 2021	June 27, 2020
Weighted average remaining lease term:
Operating leases	5.70 years	6.63 years
Finance leases	4.84 years	4.18 years

Weighted average discount rate:
Operating leases	5.04%	6.62%
Finance leases	2.25%	6.24%

Minimum lease payments have not been reduced by minimum sublease rentals of $2.7 million due in the future under non-cancelable subleases. We received $0.2 million in sublease income for both the three months ended July 3, 2021 and June 27, 2020, and $0.4 million in sublease income for both the six months ended July 3, 2021 and June 27, 2020. The following table presents the minimum lease payment obligations of operating and finance lease liabilities (leases with terms in excess of one year) for the next five years and thereafter as of July 3, 2021 (in thousands):

	Operating Leases	Finance Leases	Total
2021	$7,517	$1,122	$8,639
2022	12,022	2,244	14,266
2023	11,995	2,078	14,073
2024	12,058	2,325	14,383
2025	11,339	1,995	13,334
Thereafter	16,832	1,164	17,996
Total lease payments	71,763	10,928	82,691
Less: Effect of discounting to net present value	9,740	558	10,298
Present value of lease liabilities	$62,023	$10,370	$72,393

The following table presents supplemental cash flow information related to our leases (in thousands):

	Six Months Ended July 3, 2021	Six Months Ended June 27, 2020
Cash paid for amounts included in measurement of liabilities:
Operating cash flows used in operating leases	$5,439	$5,100
Operating cash flows used in finance leases	29	34
Financing cash flows used in finance leases	95	91
Right-of-use assets obtained in exchange for new lease liabilities:
Finance leases	$9,517	$—
Operating leases	21,246	231

To support the continued growth of our business, we entered into a service agreement with a third-party logistics provider to operate a new distribution facility in Memphis, Tennessee with approximately 970 thousand square feet. The service agreement commenced at the end of the second quarter of 2021. The initial term of the agreement is 5 years. As of July 3, 2021, we recognized an operating lease right-of-use asset and a finance lease with corresponding operating and finance lease liabilities, respectively, for this distribution facility.
5. INCOME TAXES

Income tax expense was $14.4 million and $11.3 million for the three months ended July 3, 2021 and June 27, 2020, respectively. The increase in income tax expense is due to higher income before income taxes. The effective tax rate for the three months ended July 3, 2021 was 20%, compared to 25% for the three months ended June 27, 2020. The impact of a discrete tax benefit related to stock compensation resulted in a lower effective tax rate for the three months ended July 3, 2021.

Income tax expense was $22.8 million and $14.0 million for the six months ended July 3, 2021 and June 27, 2020, respectively. The increase in income tax expense is due to higher income before income taxes. The effective tax rate for the six months ended July 3, 2021 was 21%, compared to 25% for the six months ended June 27, 2020. The impact of a discrete tax benefit related to stock compensation resulted in a lower effective tax rate for the six months ended July 3, 2021.

Deferred tax liabilities were $6.9 million as of July 3, 2021 and $5.2 million as of January 2, 2021, respectively, which is presented in other liabilities on our unaudited condensed consolidated balance sheet.

For interim periods, our income tax expense and resulting effective tax rate are based upon an estimated annual effective tax rate adjusted for the effects of items required to be treated as discrete to the period, including changes in tax laws, changes in estimated exposures for uncertain tax positions, and other items.

6. STOCK-BASED COMPENSATION

We award stock-based compensation to employees and directors under the 2018 Equity Incentive Plan (the “2018 Plan”), which was adopted by our Board of Directors and became effective upon the completion of our initial public offering in October 2018. The 2018 Plan replaced the 2012 Equity and Performance Incentive Plan, as amended and restated on June 20, 2018 (the “2012 Plan”). Any remaining shares available for issuance under the 2012 Plan as of the date of our initial public offering in October 2018 are not available for future issuance. However, shares subject to stock awards granted under the 2012 Plan (a) that expire or terminate without being exercised or (b) that are forfeited under an award return to the 2018 Plan.

We recognized non-cash stock-based compensation expense of $4.1 million and $2.2 million for the three months ended July 3, 2021 and June 27, 2020, respectively. For the six months ended July 3, 2021 and June 27, 2020, we recognized non-cash stock-based compensation expense of $7.5 million and $4.0 million, respectively. At July 3, 2021, total unrecognized non-cash stock-based compensation expense of $30.2 million for all stock-based compensation plans is expected to be recognized over a weighted-average period of 2.1 years.

Stock-based activity for the six months ended July 3, 2021 is summarized below (in thousands, except per share data):

	Stock Options		Performance-Based Restricted Stock Awards		Restricted Stock Units, Restricted Stock Awards, and Deferred Stock Units
	Number of Options	Weighted Average Exercise Price	Number of PBRSs	Weighted Average Grant Date Fair Value	Number of RSUs, RSAs, and DSUs	Weighted Average Grant Date Fair Value
Balance, January 2, 2021	1,254	$16.79	146	$32.84	473	$30.99
Granted	—	—	81	79.66	200	75.59
Exercised/released	(200)	10.77	—	—	(138)	30.14
Forfeited/expired	—	—	—	—	(10)	51.87
Balance, July 3, 2021	1,054	$17.93	227	$49.55	525	$47.80

7. EARNINGS PER SHARE
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
The following table sets forth the calculation of earnings per share and weighted-average common shares outstanding at the dates indicated (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Net income	$56,231	$33,482	$86,754	$41,962

Weighted-average common shares outstanding—basic	87,327	86,937	87,253	86,883
Effect of dilutive securities	1,325	540	1,309	586
Weighted-average common shares outstanding—diluted	88,652	87,477	88,561	87,469

Earnings per share
Basic	$0.64	$0.39	$0.99	$0.48
Diluted	$0.63	$0.38	$0.98	$0.48
Effects of potentially dilutive securities are presented only in periods in which they are dilutive. No outstanding stock-based awards were excluded from the calculation of diluted earnings per share for the three months ended July 3, 2021. For the three months ended June 27, 2020, outstanding stock-based awards representing 0.5 million shares of common stock were excluded from the calculation of diluted earnings per share, because their effect would be anti-dilutive.

For the six months ended July 3, 2021 and June 27, 2020, outstanding stock-based awards representing less than 0.1 million and 0.2 million shares, respectively, of common stock were excluded from the calculation of diluted earnings, because their effect would be anti-dilutive.
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
In the final weeks of the first quarter of 2020, our sales were adversely impacted due to the decrease in consumer spending and temporary store closures attributed to the COVID-19 pandemic. However, in the second quarter of 2020, we significantly benefited from a demand surge for outdoor recreation and leisure lifestyle products and, to date, consumer demand for our products has remained robust. While supply-chain disruptions as a direct result of the ongoing COVID-19 pandemic have been minimal, we recognize that we are operating in a challenging and highly uncertain landscape and will continue to address and effectively manage current and evolving economic conditions. We continue to diligently align our purchase orders with demand forecasts; however, we remain inventory constrained and continue to work to replenish our distribution channels to meet customer demand. In spite of the ongoing COVID-19 pandemic, the pandemic has not had a material adverse impact on our net sales or operations.

As we continue to monitor and navigate the COVID-19 pandemic and its effects and potentially take additional actions based on the requirements and recommendations of local health guidelines, we intend to focus on disciplined investments for future, long-term growth. In certain circumstances, there may be developments outside our control requiring us to adjust our operating plan. As such, given the dynamic nature of this situation, including resurgences of COVID-19 and, in particular, new and more contagious or vaccine resistant variants, we cannot reasonably estimate the impacts of the COVID-19 pandemic on our financial condition, results of operations or cash flows in the future. In addition, see Item 1A, “Risk Factors - Risks Related to Market and Global Economic Conditions,” included herein for updates to our risk factors regarding risks associated with the COVID-19 pandemic.

Recent Developments

New Distribution Facility

To support the continued growth of our business, we entered into a service agreement with a third-party logistics provider to operate a new distribution facility in Memphis, Tennessee with approximately 970 thousand square feet. The service agreement commenced at the end of the second quarter of 2021. The initial term of the agreement is 5 years. As of July 3, 2021, we recognized an operating lease right-of-use asset and a finance lease with corresponding operating and finance lease liabilities, respectively, for this distribution facility. We expect to begin distribution from this facility in the second half of fiscal 2021, and we expect to exit our distribution facility in Dallas, Texas by the end of 2021.

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

Selling, general, and administrative expenses. Selling, general, and administrative (“SG&A”) expenses consist primarily of marketing costs, employee compensation and benefits costs, costs of our outsourced warehousing and logistics operations, costs of operating on third party DTC marketplaces, professional fees and services, non-cash stock-based compensation, cost of product shipment to our customers, depreciation and amortization expense, and general corporate infrastructure expenses. Our variable expenses, specifically our distribution expenses, will vary as they are dependent on our sales volume and our channel mix. Our DTC channel distribution costs are generally higher as a percentage of net sales than our wholesale channel distribution costs..

Fiscal Year. We have a 52-to 53-week fiscal year that ends on the Saturday closest in proximity to December 31, such that each quarterly period will be 13 weeks in length, except during a 53-week year when the fourth quarter will be 14 weeks. Our fiscal year ending January 1, 2022 (“fiscal year 2021”) is a 52-week period. The first quarter of our fiscal year 2021 ended on April 3, 2021, the second quarter ended on July 3, 2021, and the third quarter ends on October 2, 2021. Our fiscal year ended January 2, 2021 (“fiscal year 2020”) was a 53-week period. Unless otherwise stated, references to particular years, quarters, months and periods refer to our fiscal years ended in January and the associated quarters, months, and periods of those fiscal years. The unaudited condensed consolidated financial results presented herein represent the three and six months ended July 3, 2021 and June 27, 2020.

Results of Operations

The discussion below should be read in conjunction with the following table and our unaudited condensed consolidated financial statements, and related notes. The following table sets forth selected statement of operations data, and their corresponding percentage of net sales, for the periods indicated (dollars in thousands)

	Three Months Ended				Six Months Ended
	July 3, 2021		June 27, 2020		July 3, 2021		June 27, 2020
Statement of Operations
Net sales	$357,667	100%	$246,938	100%	$605,221	100%	$421,350	100%
Cost of goods sold	148,550	42%	109,413	44%	250,920	41%	191,367	45%
Gross profit	209,117	58%	137,525	56%	354,301	59%	229,983	55%
Selling, general, and administrative expenses	136,692	38%	90,992	37%	241,827	40%	167,288	40%
Operating income	72,425	20%	46,533	19%	112,474	19%	62,695	15%
Interest expense	(832)	—%	(2,657)	1%	(1,686)	—%	(5,767)	1%
Other (expense) income	(955)	0%	900	0%	(1,253)	0%	(938)	0%
Income before income taxes	70,638	20%	44,776	18%	109,535	18%	55,990	13%
Income tax expense	(14,407)	4%	(11,294)	5%	(22,781)	4%	(14,028)	3%
Net income	$56,231	16%	$33,482	14%	$86,754	14%	$41,962	10%

Three Months Ended July 3, 2021 Compared to June 27, 2020

	Three Months Ended
	July 3, 2021	June 27, 2020	Change
(dollars in thousands)			$	%
Net sales	$357,667	$246,938	$110,729	45%
Gross profit	$209,117	$137,525	$71,592	52%
Gross margin (Gross profit as a % of net sales)	58.5%	55.7%
Selling, general, and administrative expenses	$136,692	$90,992	$45,700	50%
SG&A as a % of net sales	38.2%	36.8%

Net Sales

Net sales increased $110.7 million, or 45%, to $357.7 million for the three months ended July 3, 2021, compared to $246.9 million for the three months ended June 27, 2020. The increase in net sales was primarily driven by our faster growing DTC channel as well as growth in our wholesale channel. DTC channel net sales increased $63.8 million, or 48%, to $196.9 million, compared to $133.0 million in the prior year quarter, driven by both Drinkware and Coolers & Equipment categories. Net sales in our DTC channel continue to be favorably impacted by strong demand for outdoor recreation and leisure lifestyle products as well as a favorable shift to online shopping, resulting in an increase in sales volume during the quarter. As a result, our channel mix continued to shift towards our DTC channel from 54% in the second quarter of 2020 to 55% in the second quarter of 2021. Net sales in our wholesale channel increased $46.9 million, or 41%, to $160.8 million, compared to $113.9 million in the same period last year, primarily driven by both Drinkware and Coolers & Equipment categories. In the second quarter of 2020, wholesale channel net sales were adversely impacted by the temporary store closures due to the COVID-19 pandemic.

Net sales in our two primary product categories were as follows:

•Drinkware net sales increased by $78.6 million, or 69%, to $192.9 million, compared to $114.3 million in the prior year quarter, reflecting the continued expansion of our product offerings, including the introduction of new colorways and sizes, and strong demand for customization.
•Coolers & Equipment net sales increased by $29.2 million, or 23%, to $157.8 million, compared to $128.6 million in the same period last year, driven by strong performance in soft coolers, bags, outdoor living products, cargo and hard coolers.

Gross Profit

Gross profit increased $71.6 million, or 52%, to $209.1 million, compared to $137.5 million in the prior year quarter. Gross margin increased 280 basis points to 58.5% from 55.7% in the prior year quarter. The increase in gross margin was primarily driven by:

•an increase in the mix of higher margin DTC channel net sales, which favorably impacted gross margin by approximately 110 basis points;
•product cost improvements across our product portfolio, which favorably impacted gross margin by approximately 90 basis points;
•lower inventory reserves, which favorably impacted gross margin by 80 basis points;
•fewer promotions in our DTC channel, which favorably impacted gross margin by 40 basis points;
•decreased tariffs, which favorably impacted gross margin by 10 basis points; and
•all other impacts, which favorably impacted gross margin by 70 basis points.

These gains were partially offset by 90 basis points from the unfavorable impact of the non-renewal of the Global System of Preferences (“GSP”) which primarily impacted import duties on our hard coolers, and 30 basis points from higher inbound freight.

Selling, General, and Administrative Expenses

SG&A expenses increased $45.7 million, or 50%, to $136.7 million for the three months ended July 3, 2021, compared to $91.0 million for the three months ended June 27, 2020, which included the benefit of cost reduction initiatives implemented in response to the COVID-19 pandemic during that quarter. As a percentage of net sales, SG&A expenses increased approximately 140 basis points to 38.2% for the three months ended July 3, 2021 compared to 36.8% for the three months ended June 27, 2020. The increase in SG&A expenses was primarily driven by:

•an increase in variable expenses of $11.4 million, resulting in a 80 basis point decrease as a percent of net sales, which reflects a more balanced channel mix in the quarter comprised of:
–higher distribution costs including outbound freight, online marketplace fees, credit card processing fees, and third-party logistics fees; and
•an increase in non-variable expenses of $34.3 million, resulting in a 220 basis point increase as a percent of net sales, comprised of:
–an increase in marketing expenses, employee costs, professional fees, information technology expenses, higher facilities costs and other operating expenses, partially offset by lower non-variable distribution costs.

Non-Operating Expenses

Interest expense was $0.8 million for the three months ended July 3, 2021, compared to $2.7 million for the three months ended June 27, 2020. The decrease in interest expense was primarily due to decreased outstanding long-term debt under our Credit Facility (as defined below).

Income tax expense was $14.4 million for the three months ended July 3, 2021, compared to $11.3 million for the three months ended June 27, 2020. The increase in income tax expense was due to higher income before income taxes. The effective tax rate for the three months ended July 3, 2021 was 20%, compared to 25% for the three months ended June 27, 2020. The impact of a discrete tax benefit related to stock compensation resulted in a lower effective tax rate for the three months ended July 3, 2021.

Six Months Ended July 3, 2021 Compared to June 27, 2020

	Six Months Ended		Change
	July 3, 2021	June 27, 2020
(dollars in thousands)			$	%
Net sales	$605,221	$421,350	$183,871	44%
Gross profit	$354,301	$229,983	$124,318	54%
Gross margin (Gross profit as a % of net sales)	58.5%	54.6%
Selling, general, and administrative expenses	$241,827	$167,288	$74,539	45%
SG&A as a % of net sales	40.0%	39.7%

Net Sales

Net sales increased $183.9 million, or 44%, to $605.2 million for the six months ended July 3, 2021, compared to $421.4 million for the six months ended June 27, 2020. The increase in net sales was primarily driven by our faster growing DTC channel as well as growth in our wholesale channel. DTC channel net sales increased $111.0 million, or 52%, to $323.7 million, compared to $212.6 million in the prior year period, driven by both Drinkware and Coolers & Equipment categories. Net sales in our DTC channel continue to be favorably impacted by strong demand for outdoor recreation and leisure lifestyle products as well as a favorable shift to online shopping, resulting in an increase in sales volume during the period. Net sales in our wholesale channel increased $72.9 million, or 35%, to $281.6 million, compared to $208.7 million in the same period last year, primarily driven by both Drinkware and Coolers & Equipment. In the second quarter of 2020, wholesale channel net sales were adversely impacted by the temporary store closures due to the COVID-19 pandemic.

Net sales in our two primary product categories were as follows:

•Drinkware net sales increased by $114.8 million, or 51%, to $341.8 million, compared to $226.9 million in the prior year period, reflecting the continued expansion of our Drinkware product offerings, including the introduction of new colorways and sizes, and strong demand for customization.
•Coolers & Equipment net sales increased by $63.2 million, or 34%, to $251.3 million, compared to $188.1 million in the same period last year, primarily driven by growth in outdoor living products, soft coolers, bags, hard coolers, and cargo.

Gross Profit

Gross profit increased $124.3 million, or 54%, to $354.3 million compared to $230.0 million in the prior year period. Gross margin increased 390 basis points to 58.5% from 54.6% in the same period last year. The increase in gross margin was primarily driven by:

•an increase in the mix of higher margin DTC channel net sales, which favorably impacted gross margin by approximately 140 basis points;
•product cost improvements across our product portfolio, which favorably impacted gross margin by approximately 110 basis points;
•lower inbound freight, which favorably impacted gross margin by 50 basis points;
•lower inventory reserves, which favorably impacted gross margin by 50 basis points;
•fewer promotions in our DTC channel, which favorably impacted gross margin by 30 basis points;
•decreased tariffs, which favorably impacted gross margin by 20 basis point; and
•all other impacts, which favorably impacted gross margin by 60 basis points.

These gains were partially offset by 70 basis points from the unfavorable impact of the non-renewal of the GSP which primarily impacted import duties on our hard coolers.

Selling, General, and Administrative Expenses

SG&A expenses increased by $74.5 million, or 45%, to $241.8 million for the six months ended July 3, 2021 compared to $167.3 million for the six months ended June 27, 2020, which included the benefit of cost reduction initiatives implemented in response to the COVID-19 pandemic. As a percentage of net sales, SG&A increased 30 basis points to 40.0% for the six months ended July 3, 2021 compared to 39.7% for the six months ended June 27, 2020. The increase in SG&A expenses was primarily driven by:

•an increase in variable expenses of $22.8 million, resulting in a 20 basis point increase as a percent of net sales, driven by our faster growing and higher margin DTC channel, which grew to 53% of net sales during the period, comprised of:
–higher distribution costs including, outbound freight, online marketplace fees, credit card processing fees, and third-party logistics fees; and
•an increase in non-variable expenses of $51.7 million, resulting in a 10 basis point increase as a percent of net sales, comprised of:
–an increase in marketing expenses, employee costs, professional fees, information technology expenses, higher facilities costs and other operating expenses, partially offset by lower non-variable distribution costs.

Non-Operating Expenses

Interest expense was $1.7 million for the six months ended July 3, 2021, compared to $5.8 million for the six months ended June 27, 2020. The decrease in interest expense was primarily due to decreased outstanding long-term debt under our Credit Facility (as defined below).

Income tax expense was $22.8 million for the six months ended July 3, 2021, compared to $14.0 million for the six months ended June 27, 2020. The increase in income tax expense is due to higher income before income taxes. The effective tax rate for the six months ended July 3, 2021 was 21%, compared to 25% for the six months ended June 27, 2020. The impact of a discrete tax benefit related to stock compensation resulted in a lower effective tax rate for the six months ended July 3, 2021.

Liquidity and Capital Resources

Our cash requirements have principally been for working capital purposes, long-term debt repayments, and capital expenditures. We fund our working capital, primarily inventory, accounts receivable, accounts payable as well as capital investments from cash flows from operating activities, cash on hand, and borrowings available under our Revolving Credit Facility (as defined below). As discussed under “COVID-19 Update” above, although the potential magnitude and economic impacts of COVID-19 are highly uncertain, we believe that our current operating performance, operating plan, our strong cash position, including cash generated from operations and borrowings available under our Revolving Credit Facility, will be sufficient to satisfy our liquidity needs and capital expenditure requirements for at least the next twelve months.

As of July 3, 2021, we had a cash balance of $233.8 million and $23.4 million of working capital (excluding cash), and $150.0 million of borrowings available under the Revolving Credit Facility.

We are party to a senior secured credit agreement (the “Credit Facility”) that provides for a $150.0 million revolving credit facility maturing on December 17, 2024 (“Revolving Credit Facility”) and a $300.0 million Term Loan A maturing on December 17, 2024 (the “Term Loan A”). At July 3, 2021, we had $123.8 million principal amount of indebtedness outstanding related to Term Loan A under the Credit Facility and no amounts outstanding under the Revolving Credit Facility. The weighted average interest rates for borrowings under Term Loan A was 1.86% during the six months ended July 3, 2021. At July 3, 2021, we were in compliance with all covenants and expect to remain in compliance with all covenants under the Credit Facility.

Cash Flows from Operating, Investing, and Financing Activities

The following table summarizes our cash flows from operating, investing and financing activities for the periods indicated (in thousands):

	Six Months Ended
	July 3, 2021	June 27, 2020
Cash flows provided by (used in):
Operating activities	$22,192	$72,351
Investing activities	(29,809)	(10,929)
Financing activities	(10,897)	(6,898)
Operating Activities

Cash flows related to operating activities are dependent on net income, non-cash adjustments to net income, and changes in working capital. The decrease in cash provided by operating activities in the first six months of fiscal 2021 compared to net cash provided by operating activities in the first six months of fiscal 2020 is primarily due to an increase in net cash used for working capital, partially offset by an increase in net income, adjusted for non-cash items, for the periods compared. The increase in working capital was primarily due to an increase in inventory, partially offset by an increase in accounts payable.
Investing Activities
The increase in cash used in investing activities in the first six months of fiscal 2021 primarily related to purchases for technology upgrades and enhancements, including the phased upgrade of our SAP enterprise resource planning (“ERP”) system, as well as production molds, tooling and equipment, and facilities
Financing Activities

The increase in cash used by financing activities in the first six months of fiscal 2021 was primarily driven by higher repayments of long-term debt in the first six months of fiscal 2021.

For 2021, we expect capital expenditures for property and equipment (excluding finance lease assets) to be between $55 million and $60 million, primarily to support our growing business with investments in technology, including the phased upgrade of our SAP ERP system, and new product innovation and launches, including production molds and tooling and equipment.

Off-Balance Sheet Arrangements

At July 3, 2021 and January 2, 2021, we had no off-balance sheet debt or arrangements.
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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding disclosures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of July 3, 2021.

Changes in Internal Control over Financial Reporting

During the quarter ended July 3, 2021, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

The risks and uncertainties discussed below update and supersede the risks and uncertainties previously disclosed in Part I, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended April 3, 2021, which was filed with the SEC on May 13, 2021. There have been no material changes to the risks and uncertainties previously disclosed in such Quarterly Report on Form 10-Q.

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

We entered into a service agreement with a third-party logistics provider to operate a new warehouse and distribution facility located in Memphis, Tennessee, and we intend to transition the current Dallas, Texas operations to this facility by the end of 2021. Any disruption as a result of business integration, transition of our primary distribution center to the new third-party logistics facility, or third-party performance at our distribution centers, could result in increased costs, expenses and/or shipping times, and could cause us to incur customer fees and penalties, reduce sales, damage customer service, and harm our business.

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

We depend on a limited number of third-party contract manufacturers for the sourcing of our products. For hard coolers, soft coolers, Drinkware, bags, and outdoor living and pet products our two largest manufacturers comprised approximately 89%, 86%, 77%, 88%, and 91% respectively, of our production volume during the first six months of 2021. For cargo, two manufacturers accounted for all of the production in the first six months of 2021. As a result of this concentration in our supply chain, our business and operations would be negatively affected if any of our key manufacturers were to experience significant disruption affecting the price, quality, availability, or timely delivery of products. Our manufacturers could also be acquired by our competitors and may become our direct competitors, thus limiting or eliminating our access to manufacturing capacity. The partial or complete loss of our key manufacturers, or a significant adverse change in our relationship with any of these manufacturers, could result in lost sales, added costs, and distribution delays that could harm our business and customer relationships.

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

The Trump Administration put into place tariffs and other trade restrictions between the United States and China. In response, China put into place tariffs of its own. It is unknown whether and to what extent new tariffs (or other new laws or regulations) will be adopted in the future, and, while the Biden Administration has continued with tariffs put into place under the Trump Administration, it is unclear whether the Biden Administration will work to reverse such measures in the future or pursue similar policy initiatives with China and other countries. If additional tariffs or other restrictions are placed on foreign imports, including on any of our products manufactured overseas for sale in the United States, or any related counter-measures are taken by other countries, our business and results of operations may be materially harmed.

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

Fourteen percent of our gross sales for 2020 and approximately 14% of our gross sales for the six months ended July 3, 2021, were made to independent retail partners. These retail partners may decide to emphasize products from our competitors, to redeploy their retail floor space to other product categories, or to take other actions that reduce their purchases of our products. We do not receive long-term purchase commitments from our independent retail partners, and orders received from our independent retail partners are cancellable. Factors that could affect our ability to maintain or expand our sales to these independent retail partners include: (a) failure to accurately identify the needs of our customers; (b) a lack of customer acceptance of new products or product expansions; (c) unwillingness of our independent retail partners and customers to attribute premium value to our new or existing products or product expansions relative to competing products; (d) failure to obtain shelf space from our retail partners; (e) new, well-received product introductions by competitors; (f) damage to our relationships with independent retail partners due to brand or reputational harm; (g) delays or defaults on our retail partners' payment obligations to us; and (h) store closures, decreased foot traffic, recession or other adverse effects resulting from public health crises such as the current COVID-19 pandemic (or other future pandemics or epidemics).

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

For both 2020 and the six months ended July 3, 2021, our DTC channel accounted for 53% of our net sales, respectively. Part of our growth strategy involves increasing sales through our DTC channel. However, we have limited operating experience executing the retail component of this strategy. The level of customer traffic and volume of customer purchases through our country and region-specific YETI websites or other e-commerce initiatives are substantially dependent on our ability to provide a content-rich and user-friendly website, a hassle-free customer experience, sufficient product availability, and reliable, timely delivery of our products. If we are unable to maintain and increase customers’ use of our website, allocate sufficient product to our website, and increase any sales through our website, our business, and results of operations could be harmed.

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

We have and may continue to expand our existing DTC channel by opening new retail stores. We opened and currently operate retail stores in Austin, Texas, Charleston, South Carolina, Chicago, Illinois, Dallas, Texas, Denver, Colorado, and Ft. Lauderdale, Florida. Our ability to open new retail stores in a timely manner and operate them profitably depends on a number of factors, many of which are beyond our control, including:

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

Continued expansion into markets outside the United States, including Canada, Australia, Europe and Japan, is one of our key long-term strategies for the future growth of our business. There are, however, significant costs and risks inherent in selling our products in international markets, including: (a) failure to effectively translate and establish our core brand identity, particularly in markets with a less-established heritage of outdoor and recreational activities; (b) time and difficulty in building a widespread network of retail partners; (c) increased shipping and distribution costs, which could increase our expenses and reduce our margins; (d) potentially lower margins in some regions; (e) longer collection cycles in some regions; (f) increased competition from local providers of similar products; (g) compliance with foreign laws and regulations, including taxes and duties, enhanced privacy laws, rules, and regulations, and product liability laws, rules, and regulations, particularly in the European Union and Japan; (h) establishing and maintaining effective internal controls at foreign locations and the associated increased costs; (i) increased counterfeiting and the uncertainty of protection for intellectual property rights in some countries and practical difficulties of enforcing rights abroad; (j) compliance with anti-bribery, anti-corruption, sanctions, and anti-money laundering laws, such as the FCPA, the Bribery Act, and OFAC regulations, by us, our employees, and our business partners; (k) currency exchange rate fluctuations and related effects on our results of operations; (l) economic weakness, including inflation, or political instability in foreign economies and markets; (m) compliance with tax, employment, immigration, and labor laws for employees living or traveling abroad; (n) workforce uncertainty in countries where labor unrest is more common than in the United States; (o) business interruptions resulting from geopolitical actions, including war and terrorism, natural disasters, including earthquakes, typhoons, floods, and fires, public health issues, including the outbreak of a pandemic or contagious disease, such as COVID-19, or xenophobia resulting therefrom; (p) the imposition of tariffs on products that we import into international markets that could make such products more expensive compared to those of our competitors; (q) that our ability to expand internationally could be impacted by the intellectual property rights of third parties that conflict with or are superior to ours; and (r) other costs and risks of doing business internationally.

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

Risks Related to Market and Global Economic Conditions
The COVID-19 pandemic could continue to adversely affect the global supply chain, our business, sales, financial condition, results of operations and cash flows, and our ability to access current or obtain new lending facilities.
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

The further spread of COVID-19, and the requirements to take action to help limit the spread of the illness, could impact our ability to carry out our business as usual and may materially adversely impact global economic conditions, our business, results of operations, cash flows and financial condition. The extent of the impact of COVID-19 on our business and financial results will depend on future developments, including the duration and severity of the outbreak (including the severity and transmission rates of new variants of the virus, such as the Delta variant, that causes COVID-19) within the markets in which we operate, the timing, distribution, rate of public acceptance and efficacy of vaccines and other treatments, the related impact on consumer confidence and spending, and the effect of governmental regulations imposed in response to the pandemic, all of which are highly uncertain and ever-changing. The sweeping nature of the COVID-19 pandemic makes it extremely difficult to predict how our business and operations will be affected in the longer run. However, the likely overall economic impact of the pandemic could be is viewed as highly negative to the general economy. Any of the foregoing factors, or other cascading effects of the COVID-19 pandemic, could materially increase our costs, negatively impact our sales and damage our results of operations and liquidity, possibly to a significant degree. The duration of any such impacts cannot be predicted.

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

In addition, privacy laws, rules, and regulations are constantly evolving in the United States and abroad and may be inconsistent from one jurisdiction to another. For example, in December 2020, the State of California enacted the California Privacy Rights Act, or CPRA, which becomes effective on January 1, 2023, and substantially amends and expands the current California Consumer Privacy Act bringing the California regulations more in line with the GDPR. Further, as we expand internationally, we are subject to additional privacy rules, such as the European Union’s General Data Protection Regulation, or GDPR, many of which are significantly more stringent than those in the United States. Complying with these evolving obligations is costly, and any failure to comply could give rise to unwanted media attention and other negative publicity, damage our customer and consumer relationships and reputation, and result in lost sales, fines, or lawsuits, and may harm our business and results of operations.

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

As of July 3, 2021, we had $123.8 million principal amount of indebtedness outstanding under the Credit Facility (s defined in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” of this Report). The Credit Facility is jointly and severally guaranteed by certain of our wholly-owned material subsidiaries, including YETI Coolers, LLC, which we refer to as YETI Coolers, and YETI Custom Drinkware LLC, which we refer to as YCD, and any of our future subsidiaries that become guarantors, together, which we refer to as the Guarantors, and is also secured by a first-priority lien on substantially all of our assets and the assets of the Guarantors, in each case subject to certain customary exceptions. We may, from time to time, incur additional indebtedness under the Credit Facility.

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

In April 2021, President Biden released the Made in America Tax Plan, which includes significant modifications to key provisions of the existing U.S. corporate income tax regime including an increased tax rate, promotion of a global minimum tax, and other changes that address taxes on profits from intangible assets and activities of foreign subsidiaries. In June 2021, finance leaders for the Group of 7 countries agreed to back a new global minimum tax rate that would apply regardless of headquarters location or physical presence. Although it is uncertain if some or all of these proposals will be enacted, a significant change in U.S. tax law, or that of other countries where we operate or have a presence may materially and adversely impact our income tax liability, provision for income taxes and effective tax rate.

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

101*
The following unaudited financial statements from YETI Holdings, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 3, 2021, formatted in Inline eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Equity, (v) Consolidated Statements of Cash Flows, and (v) Notes to the Unaudited Condensed Consolidated Financial Statements

104*	Cover Page Interactive Data File (embedded within the Exhibit 101 Inline XBRL document)

* Filed herewith.
** Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

YETI Holdings, Inc.

Dated: August 12, 2021	By:	/s/ Matthew J. Reintjes
Matthew J. Reintjes
President and Chief Executive Officer, Director (Principal Executive Officer)

Dated: August 12, 2021	By:	/s/ Paul C. Carbone
Paul C. Carbone
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)