Form 10-Q
period 2021-10-02
YETI Holdings, Inc.
filed 2021-11-12
CIK 1670592

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________________________
FORM 10-Q
____________________________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 02, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
There were 87,641,906 shares of Common Stock ($0.01 par value) outstanding as of October 28, 2021.

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

Risks Related to Market and Global Economic Conditions
•The COVID-19 pandemic and its effects could result in declines in consumer discretionary spending or continue to adversely affect the global supply chain, which could negatively impact our business, sales, financial condition, results of operations and cash flows, and our ability to access current or obtain new lending facilities.
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

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements.
YETI HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except per share data)

	October 2, 2021	January 2, 2021
ASSETS
Current assets
Cash	$259,317	$253,283
Accounts receivable, net	83,267	65,417
Inventory	265,974	140,111
Prepaid expenses and other current assets	23,640	17,686
Total current assets	632,198	476,497
Property and equipment, net	108,739	78,075
Operating lease right-of-use assets	54,270	34,090
Goodwill	54,293	54,293
Intangible assets, net	94,074	92,078
Other assets	1,934	2,034
Total assets	$945,508	$737,067

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$166,080	$123,621
Accrued expenses and other current liabilities	96,857	89,068
Taxes payable	6,869	18,316
Accrued payroll and related costs	24,513	25,810
Current operating lease liabilities	11,008	8,247
Current maturities of long-term debt	24,548	22,697
Total current liabilities	329,875	287,759
Long-term debt, net of current portion	101,723	111,017
Operating lease liabilities, non-current	54,043	36,546
Other liabilities	20,227	13,327
Total liabilities	505,868	448,649

Commitments and contingencies (Note 8)

Stockholders’ Equity
Common stock, par value $0.01; 600,000 shares authorized; 87,598 and 87,128 shares issued and outstanding at October 2, 2021 and January 2, 2021, respectively	876	871
Preferred stock, par value $0.01; 30,000 shares authorized; no shares issued or outstanding	—	—
Additional paid-in capital	332,299	321,678
Retained earnings (accumulated deficit)	105,977	(33,744)
Accumulated other comprehensive income (loss)	488	(387)
Total stockholders’ equity	439,640	288,418
Total liabilities and stockholders’ equity	$945,508	$737,067
See Notes to Unaudited Condensed Consolidated Financial Statements

YETI HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Net sales	$362,643	$294,603	$967,864	$715,953
Cost of goods sold	155,640	120,627	406,560	311,994
Gross profit	207,003	173,976	561,304	403,959
Selling, general, and administrative expenses	138,274	103,864	380,101	271,152
Operating income	68,729	70,112	181,203	132,807
Interest expense	(833)	(1,963)	(2,519)	(7,730)
Other expense	(1,239)	(82)	(2,492)	(1,020)
Income before income taxes	66,657	68,067	176,192	124,057
Income tax expense	(13,690)	(16,622)	(36,471)	(30,650)
Net income	$52,967	$51,445	$139,721	$93,407

Net income per share
Basic	$0.61	$0.59	$1.60	$1.07
Diluted	$0.60	$0.58	$1.58	$1.07

Weighted-average common shares outstanding
Basic	87,526	87,032	87,343	86,933
Diluted	88,750	88,094	88,636	87,677
See Notes to Unaudited Condensed Consolidated Financial Statements

YETI HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(in thousands)

	Three Months Ended		Nine Months Ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Net income	$52,967	$51,445	$139,721	$93,407
Other comprehensive income (loss)
Foreign currency translation adjustments	(84)	(433)	875	(100)
Total comprehensive income	$52,883	$51,012	$140,596	$93,307
See Notes to Unaudited Condensed Consolidated Financial Statements

YETI HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(In thousands)

	Three Months Ended October 2, 2021
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance, July 3, 2021	87,441	$874	$329,638	$53,010	$572	$384,094
Stock-based compensation	—	—	3,824	—	—	3,824
Common stock issued under employee benefit plans	175	2	643	—	—	645
Common stock withheld related to net share settlement of stock-based compensation	(18)	—	(1,806)	—	—	(1,806)
Other comprehensive loss	—	—	—	—	(84)	(84)
Net income	—	—	—	52,967	—	52,967
Balance, October 2, 2021	87,598	$876	$332,299	$105,977	$488	$439,640

	Three Months Ended September 26, 2020
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance, June 27, 2020	87,004	$870	$315,405	$(147,583)	$337	$169,029
Stock-based compensation	—	—	2,279	—	—	2,279
Common stock issued under employee benefit plans	67	1	635	—	—	636
Common stock withheld related to net share settlement of stock-based compensation	(7)	—	(323)		—	(323)
Other comprehensive loss	—	—	—	—	(433)	(433)
Net income	—	—	—	51,445	—	51,445
Balance, September 26, 2020	87,064	$871	$317,996	$(96,138)	$(96)	$222,633
See Notes to Unaudited Condensed Consolidated Financial Statements

YETI HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(In thousands)

	Nine Months Ended October 2, 2021
	Common Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance, January 2, 2021	87,128	$871	$321,678	$(33,744)	$(387)	$288,418
Stock-based compensation	—	—	11,339	—	—	11,339
Common stock issued under employee benefit plans	512	5	2,788	—	—	2,793
Common stock withheld related to net share settlement of stock-based compensation	(42)	—	(3,506)	—	—	(3,506)
Other comprehensive income	—	—	—	—	875	875
Net income	—	—	—	139,721	—	139,721
Balance, October 2, 2021	87,598	$876	$332,299	$105,977	$488	$439,640

	Nine Months Ended September 26, 2020
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (loss)	Total Stockholders’ Equity
	Shares	Amount
Balance, December 28, 2019	86,774	$868	$310,678	$(189,545)	$4	$122,005
Stock-based compensation	—	—	6,315	—	—	6,315
Common stock issued under employee benefit plans	319	3	2,030	—	—	2,033
Common stock withheld related to net share settlement of stock-based compensation	(29)	—	(1,027)		—	(1,027)
Other comprehensive loss	—	—	—	—	(100)	(100)
Net income	—	—	—	93,407	—	93,407
Balance, September 26, 2020	87,064	$871	$317,996	$(96,138)	$(96)	$222,633

See Notes to Unaudited Condensed Consolidated Financial Statements

YETI HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended
	October 2, 2021	September 26, 2020
Cash Flows from Operating Activities:
Net income	$139,721	$93,407
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	23,440	22,835
Amortization of deferred financing fees	516	712
Stock-based compensation	11,339	6,315
Deferred income taxes	3,764	732
Impairment of long-lived assets	2,331	632
Other	3,213	1,414
Loss on prepayment of debt	—	418
Changes in operating assets and liabilities:
Accounts receivable	(18,769)	10,236
Inventory	(126,381)	50,943
Other current assets	(5,206)	5,570
Accounts payable and accrued expenses	48,184	31,537
Taxes payable	(11,441)	11,019
Other	2,488	3,329
Net cash provided by operating activities	73,199	239,099
Cash Flows from Investing Activities:
Purchases of property and equipment	(41,159)	(10,904)
Additions of intangibles, net	(6,749)	(5,377)
Net cash used in investing activities	(47,908)	(16,281)
Cash Flows from Financing Activities:
Repayments of long-term debt	(16,875)	(61,250)
Taxes paid in connection with employee stock transactions	(3,507)	(1,027)
Proceeds from employee stock transactions	2,794	2,033
Finance lease principal payment	(600)	(138)
Borrowings under revolving credit facility	—	50,000
Repayments under revolving credit facility	—	(50,000)
Net cash used in financing activities	(18,188)	(60,382)
Effect of exchange rate changes on cash	(1,069)	(138)
Net increase in cash	6,034	162,298
Cash, beginning of period	253,283	72,515
Cash, end of period	$259,317	$234,813
See Notes to Unaudited Condensed Consolidated Financial Statements

YETI HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization and Business

Headquartered in Austin, Texas, YETI is a global designer, retailer, and distributor of innovative outdoor products. From coolers and drinkware to bags and apparel, YETI products are built to meet the unique and varying needs of diverse outdoor pursuits, whether in the remote wilderness, at the beach, or anywhere life takes you. We sell our products through our wholesale channel, including independent retailers, national, and regional accounts across a wide variety of end user markets, as well as through our direct-to-consumer (“DTC”) channel, primarily on YETI.com, country and region-specific YETI websites, YETI Authorized on the Amazon Marketplace, our corporate sales program, and our retail stores. We operate in the U.S., Canada, Australia, New Zealand, Europe, Hong Kong, China, Singapore, and Japan.

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

Reclassifications

Certain prior period amounts were reclassified to conform to the current period presentation. Deferred income taxes previously presented separately in Total assets in the consolidated balance sheets are now presented in Other assets.

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

Fiscal Year End

We have a 52-to 53-week fiscal year that ends on the Saturday closest in proximity to December 31, such that each quarterly period will be 13 weeks in length, except during a 53-week year when the fourth quarter will be 14 weeks. Our fiscal year ending January 1, 2022 (“fiscal year 2021”) is a 52-week period. The first quarter of our fiscal year 2021 ended on April 3, 2021, the second quarter ended on July 3, 2021, and the third quarter ended on October 2, 2021. Our fiscal year ended January 2, 2021 (“fiscal year 2020”) was a 53-week period. Unless otherwise stated, references to particular years, quarters, months and periods refer to our fiscal years and the associated quarters, months, and periods of those fiscal years. The unaudited condensed consolidated financial results presented herein represent the three and nine months ended October 2, 2021 and September 26, 2020.

Accounts Receivable

Accounts receivable are carried at original invoice amount less estimated credit losses. Upon initial recognition of a receivable, we estimate credit losses over the contractual term of the receivable and establish an allowance for credit losses based on historical experience, current available information, and expectations of future economic conditions. We mitigate credit loss risk from accounts receivable by assessing customers for credit worthiness, including ongoing credit evaluations and their payment trends. Credit risk is limited due to ongoing monitoring, high geographic customer distribution and low concentration of risk. As the risk of loss is determined to be similar based on the credit risk factors, we aggregate receivables on a collective basis when assessing credit losses. Accounts receivable are uncollateralized customer obligations due under normal trade terms typically requiring payment within 30 to 90 days of sale. Receivables are written off when deemed uncollectible. Recoveries of trade receivables previously written off are recorded to income when received. For the nine months ended October 2, 2021, our assessment also considered the current and potential future impacts caused by the COVID-19 pandemic. Our allowance for credit losses was $2.0 million as of October 2, 2021 and $1.3 million as of January 2, 2021, respectively.

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

No other new accounting pronouncements issued or effective as of October 2, 2021 have had, or are expected to have, a material impact on our consolidated financial statements.

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

The following table provides information about accounts receivable and contract liabilities at the periods indicated (in thousands):

	October 2, 2021	January 2, 2021
Accounts receivable, net	$83,267	$65,417
Contract liabilities	$(16,430)	$(11,074)

For the nine months ended October 2, 2021, we recognized $11.1 million of revenue that was previously included in the contract liability balance at the beginning of the period.

Disaggregation of Revenue

The following table disaggregates our net sales by channel, product category, and geography (based on ship to destination) for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Net Sales by Channel
Wholesale	$165,504	$144,191	$447,068	$352,898
Direct-to-consumer	197,139	150,412	520,796	363,055
Total net sales	$362,643	$294,603	$967,864	$715,953

Net Sales by Category
Coolers & Equipment	$149,002	$124,155	$400,261	$312,259
Drinkware	205,035	165,934	546,796	392,877
Other	8,606	4,514	20,807	10,817
Total net sales	$362,643	$294,603	$967,864	$715,953

Net Sales by Geographic Region
United States	$328,545	$274,421	$877,577	$676,553
International	34,098	20,182	90,287	39,400
Total net sales	$362,643	$294,603	$967,864	$715,953

For the three and nine months ended October 2, 2021, our largest single customer represented approximately 11% and 10% of gross sales, respectively. For the three and nine months ended September 26, 2020, no single customer represented over 10% of gross sales.

3. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets include the following (in thousands):

	October 2, 2021	January 2, 2021
Prepaid expenses	$13,832	$12,174
Prepaid taxes	605	433
Other	9,203	5,079
Total prepaid expenses and other current assets	$23,640	$17,686

4. LEASES
We determine if an arrangement with contractual terms longer than twelve months contains a lease at contract inception and determine its classification as an operating or finance lease at lease commencement. We lease certain retail locations, office space, distribution facilities, manufacturing space, and machinery and equipment. While the substantial majority of these leases are operating leases, certain machinery and equipment agreements are finance leases, which are those leases that allow us to substantially utilize or pay for the entire asset over its estimated life. Assets acquired under operating leases and finance leases are recorded in Operating lease right-of use assets and Property and equipment, net, respectively. As of October 2, 2021, the initial lease terms of the various leases range from one to 20 years.

Lease assets represent the right to use an underlying asset for the lease term, and lease liabilities represent the obligation to make lease payments arising from the lease. These assets and liabilities are recognized based on the present value of future payments over the lease term at commencement date. To determine the present value of the future lease payments, we use our collateralized incremental borrowing rate based on the information available at commencement date, including lease term. Our operating leases also typically require payment of real estate taxes, common area maintenance and insurance. These components comprise the majority of our variable lease cost and are excluded from the present value of our lease obligations. In instances where they are fixed, they are included due to our election to combine lease and non-lease components, with the exception of our distribution facility asset class. Operating lease assets include prepaid lease payments and initial direct costs and are reduced by lease incentives. Our lease terms consider various factors such as market conditions and the terms of any renewal or termination options that may exist. We generally do not include options to extend or terminate the lease in the determination of lease term unless it is reasonably certain that the option will be exercised. Fixed payments may contain predetermined fixed rent escalations.

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

The following table presents the assets and liabilities related to operating and finance leases (in thousands):

	Balance Sheet Location	October 2, 2021
Assets:
Operating lease assets	Operating lease right-of-use assets	$54,270
Finance lease assets	Property and equipment	9,843
Total lease assets		$64,113

Liabilities:
Current
Operating lease liabilities	Operating lease liabilities	$11,008
Finance lease liabilities	Current maturities of long-term debt	2,048
Non-current
Operating lease liabilities	Operating lease liabilities, non-current	54,043
Finance lease liabilities	Long-term debt, net of current portion	7,818
Total lease liabilities		$74,917

The following table presents the components of lease costs (in thousands):

	Three Months Ended		Nine Months Ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Operating lease costs	$3,571	$2,410	$8,647	$7,021
Finance lease cost - amortization of right-of-use assets	467	53	582	159
Finance lease cost - interest on lease liabilities	57	15	86	49
Short-term lease cost	113	36	268	140
Variable lease cost	946	838	2,794	2,492
Sublease income	(186)	(186)	(557)	(557)
Total lease cost	$4,968	$3,166	$11,820	$9,304

The following table presents lease terms and discount rates:

	October 2, 2021	September 26, 2020
Weighted average remaining lease term:
Operating leases	5.94 years	6.39 years
Finance leases	4.60 years	3.93 years

Weighted average discount rate:
Operating leases	4.87%	6.52%
Finance leases	2.25%	6.24%

Minimum lease payments have not been reduced by minimum sublease rentals of $2.5 million due in the future under non-cancelable subleases. We received $0.2 million in sublease income for both the three months ended October 2, 2021 and September 26, 2020, and $0.6 million in sublease income for both the nine months ended October 2, 2021 and September 26, 2020. The following table presents the minimum lease payment obligations of operating and finance lease liabilities (leases with terms in excess of one year) for the next five years and thereafter as of October 2, 2021 (in thousands):

	Operating Leases	Finance Leases	Total
2021	$3,877	$561	$4,438
2022	12,620	2,244	14,864
2023	12,743	2,078	14,821
2024	12,762	2,325	15,087
2025	11,998	1,995	13,993
Thereafter	21,168	1,164	22,332
Total lease payments	75,168	10,367	85,535
Less: Effect of discounting to net present value	10,117	501	10,618
Present value of lease liabilities	$65,051	$9,866	$74,917

The following table presents supplemental cash flow information related to our leases (in thousands):

	Nine Months Ended October 2, 2021	Nine Months Ended September 26, 2020
Cash paid for amounts included in measurement of liabilities:
Operating cash flows used in operating leases	$9,236	$7,770
Operating cash flows used in finance leases	86	49
Financing cash flows used in finance leases	600	138
Right-of-use assets obtained in exchange for new lease liabilities:
Finance leases	$9,517	$—
Operating leases	26,646	1,580

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
5. INCOME TAXES

Income tax expense was $13.7 million and $16.6 million for the three months ended October 2, 2021 and September 26, 2020, respectively. The effective tax rate for the three months ended October 2, 2021 was 21%, compared to 24% for the three months ended September 26, 2020. The impact of a discrete tax benefit related to stock compensation resulted in a decrease in income tax expense and a lower effective tax rate for the three months ended October 2, 2021.

Income tax expense was $36.5 million and $30.7 million for the nine months ended October 2, 2021 and September 26, 2020, respectively. The increase in income tax expense is due to higher income before income taxes, partially offset by higher discrete tax benefit related to stock compensation in the nine months ended October 2, 2021. The effective tax rate for the nine months ended October 2, 2021 was 21%, compared to 25% for the nine months ended September 26, 2020. The impact of a discrete tax benefit related to stock compensation resulted in a lower effective tax rate for the nine months ended October 2, 2021.

Deferred tax liabilities were $8.9 million as of October 2, 2021 and $5.2 million as of January 2, 2021, respectively, which is presented in other liabilities on our unaudited condensed consolidated balance sheet.

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

We recognized non-cash stock-based compensation expense of $3.8 million and $2.3 million for the three months ended October 2, 2021 and September 26, 2020, respectively. For the nine months ended October 2, 2021 and September 26, 2020, we recognized non-cash stock-based compensation expense of $11.3 million and $6.3 million, respectively. At October 2, 2021, total unrecognized non-cash stock-based compensation expense of $26.1 million for all stock-based compensation plans is expected to be recognized over a weighted-average period of 2.0 years.

Stock-based activity for the nine months ended October 2, 2021 is summarized below (in thousands, except per share data):

	Stock Options		Performance-Based Restricted Stock Awards		Restricted Stock Units, Restricted Stock Awards, and Deferred Stock Units
	Number of Options	Weighted Average Exercise Price	Number of PBRSs	Weighted Average Grant Date Fair Value	Number of RSUs, RSAs, and DSUs	Weighted Average Grant Date Fair Value
Balance, January 2, 2021	1,254	$16.79	146	$32.84	473	$30.99
Granted	—	—	81	79.66	225	78.50
Exercised/released	(286)	9.77	—	—	(226)	30.28
Forfeited/expired	—	—	(18)	60.71	(47)	50.71
Balance, October 2, 2021	968	$18.86	209	$48.59	425	$54.34

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
The following table sets forth the calculation of earnings per share and weighted-average common shares outstanding at the dates indicated (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Net income	$52,967	$51,445	$139,721	$93,407

Weighted-average common shares outstanding—basic	87,526	87,032	87,343	86,933
Effect of dilutive securities	1,224	1,062	1,293	744
Weighted-average common shares outstanding—diluted	88,750	88,094	88,636	87,677

Earnings per share
Basic	$0.61	$0.59	$1.60	$1.07
Diluted	$0.60	$0.58	$1.58	$1.07
Effects of potentially dilutive securities are presented only in periods in which they are dilutive. No outstanding stock-based awards were excluded from the calculation of diluted earnings per share for the three months ended October 2, 2021. For the three months ended September 26, 2020, outstanding stock-based awards representing less than 0.1 million shares of common stock were excluded from the calculation of diluted earnings per share, because their effect would be anti-dilutive.

For the nine months ended October 2, 2021 and September 26, 2020, outstanding stock-based awards representing less than 0.1 million and 0.2 million shares, respectively, of common stock were excluded from the calculation of diluted earnings, because their effect would be anti-dilutive.
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
Overview of Business

Headquartered in Austin, Texas, YETI is a global designer, retailer, and distributor of innovative outdoor products. From coolers and drinkware to bags and apparel, YETI products are built to meet the unique and varying needs of diverse outdoor pursuits, whether in the remote wilderness, at the beach, or anywhere life takes you. By consistently delivering high-performing, exceptional products, we have built a strong following of brand loyalists throughout the world, ranging from serious outdoor enthusiasts to individuals who simply value products of uncompromising quality and design. We have an unwavering commitment to outdoor and recreation communities, and we are relentless in our pursuit of building superior products for people to confidently enjoy life outdoors and beyond.

We distribute our products through a balanced omni-channel platform, consisting of our wholesale and direct-to-consumer (“DTC”) channels. In our wholesale channel, we sell our products through select national and regional accounts and an assemblage of independent retail partners throughout the United States, Canada, Australia, New Zealand, Europe, and Japan. We carefully evaluate and select retail partners that have an image and approach that are consistent with our premium brand and pricing. Our domestic national and regional specialty retailers include Dick’s Sporting Goods, Lowe’s Home Improvement, REI, Academy Sports + Outdoors, Bass Pro Shops, Ace Hardware, and Scheels. We sell our products in our DTC channel to customers on YETI.com, country and region specific YETI websites, and YETI Authorized on the Amazon Marketplace, as well as customized products with licensed marks and original artwork through our corporate sales program and at YETI.com. Our corporate sales program offers customized products to corporate customers for a wide-range of related events and activities, and in certain instances may also offer products to re-sell. Additionally, we sell our full line of products in our retail stores.

The terms “we,” “us,” “our,” and “the Company” as used herein and unless otherwise stated or indicated by context, refer to YETI Holdings, Inc. and its subsidiaries.
COVID-19 and Operational Update

The COVID-19 pandemic continues to significantly impact the global economy and cause disruption and volatility. We continue to monitor the situation and our focus remains to prioritize the health and safety of our employees and our consumers.

In the final weeks of the first quarter of 2020, our sales were adversely impacted due to the decrease in consumer spending and temporary store closures attributed to the COVID-19 pandemic. However, in the second quarter of 2020, we began to see increased demand for outdoor recreation and leisure lifestyle products and, to date, consumer demand for our products has remained robust.

The COVID-19 pandemic has impacted some of our manufacturing partners and logistics providers. During 2021, we began experiencing extended inventory transit times, primarily due to port congestion and transportation delays as well as labor and container shortages, which has negatively impacted product availability, most prominently in our wholesale channel. As a result, we remain inventory constrained and continue to work to replenish our distribution channels to meet customer demand.

The resurgence of COVID-19 lockdowns in key sourcing countries, particularly Vietnam, has also resulted in additional supply disruptions. Additionally, we have experienced higher inbound freight cost and certain product input costs as a result of this dynamic environment, which negatively impacted gross margin beginning in the second quarter of 2021. We expect inbound freight costs and certain product input costs will continue to be elevated throughout the remainder of the fiscal year.

To date, the COVID-19 pandemic and its effects have not had a material adverse impact on our net sales or operations. We recognize that we are operating in a challenging and highly uncertain landscape and we believe we may continue to experience varying degrees of disruption and volatility. We are continuing to monitor and navigate these conditions, including disruptions to our supply chain and product availability, as well as costs, and potentially take additional actions to address and manage them. While we intend to focus on disciplined investments for future, long-term growth, in certain circumstances, there may be developments outside our control requiring us to adjust our operating plan. As such, given the dynamic nature of this situation, including resurgences of COVID-19 and, in particular, new and more contagious or vaccine resistant variants, as well as uncertainties about the magnitude and duration of global supply chain constraints, we cannot reasonably estimate the impacts that these conditions may have on our financial condition, results of operations or cash flows in the future. In addition, see Item 1A, “Risk Factors - Risks Related to Market and Global Economic Conditions,” included herein for updates to our risk factors regarding risks associated with the COVID-19 pandemic.

Recent Developments

New Distribution Facility

To support the continued growth of our business, we entered into a service agreement with a third-party logistics provider to operate a new distribution facility in Memphis, Tennessee with approximately 970 thousand square feet. The service agreement commenced at the end of the second quarter of 2021. The initial term of the agreement is 5 years. We began distributing from this facility in the third quarter of fiscal 2021, and we expect to exit our distribution facility in Dallas, Texas by the end of 2021.

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

Selling, general, and administrative expenses. Selling, general, and administrative (“SG&A”) expenses consist primarily of marketing costs, employee compensation and benefits costs, costs of our outsourced warehousing and logistics operations, costs of operating on third party DTC marketplaces, professional fees and services, non-cash stock-based compensation, cost of product shipment to our customers, depreciation and amortization expense, and general corporate infrastructure expenses. Our variable expenses, including outbound freight, online marketplace fees, third-party logistics fees, and credit card processing fees, will vary as they are dependent on our sales volume and our channel mix. Our DTC channel SG&A costs are generally higher as a percentage of net sales than our wholesale channel distribution costs.

Fiscal Year. We have a 52-to 53-week fiscal year that ends on the Saturday closest in proximity to December 31, such that each quarterly period will be 13 weeks in length, except during a 53-week year when the fourth quarter will be 14 weeks. Our fiscal year ending January 1, 2022 (“fiscal year 2021”) is a 52-week period. The first quarter of our fiscal year 2021 ended on April 3, 2021, the second quarter ended on July 3, 2021, and the third quarter ended on October 2, 2021. Our fiscal year ended January 2, 2021 (“fiscal year 2020”) was a 53-week period. Unless otherwise stated, references to particular years, quarters, months and periods refer to our fiscal years ended in January and the associated quarters, months, and periods of those fiscal years. The unaudited condensed consolidated financial results presented herein represent the three and nine months ended October 2, 2021 and September 26, 2020.

Results of Operations

The discussion below should be read in conjunction with the following table and our unaudited condensed consolidated financial statements, and related notes. The following table sets forth selected statement of operations data, and their corresponding percentage of net sales, for the periods indicated (dollars in thousands)

	Three Months Ended				Nine Months Ended
	October 2, 2021		September 26, 2020		October 2, 2021		September 26, 2020
Statement of Operations
Net sales	$362,643	100%	$294,603	100%	$967,864	100%	$715,953	100%
Cost of goods sold	155,640	43%	120,627	41%	406,560	42%	311,994	44%
Gross profit	207,003	57%	173,976	59%	561,304	58%	403,959	56%
Selling, general, and administrative expenses	138,274	38%	103,864	35%	380,101	39%	271,152	38%
Operating income	68,729	19%	70,112	24%	181,203	19%	132,807	19%
Interest expense	(833)	—%	(1,963)	1%	(2,519)	—%	(7,730)	1%
Other expense	(1,239)	—%	(82)	—%	(2,492)	—%	(1,020)	—%
Income before income taxes	66,657	18%	68,067	23%	176,192	18%	124,057	17%
Income tax expense	(13,690)	4%	(16,622)	6%	(36,471)	4%	(30,650)	4%
Net income	$52,967	15%	$51,445	17%	$139,721	14%	$93,407	13%

Three Months Ended October 2, 2021 Compared to September 26, 2020

	Three Months Ended
	October 2, 2021	September 26, 2020	Change
(dollars in thousands)			$	%
Net sales	$362,643	$294,603	$68,040	23%
Gross profit	$207,003	$173,976	$33,027	19%
Gross margin (Gross profit as a % of net sales)	57.1%	59.1%
Selling, general, and administrative expenses	$138,274	$103,864	$34,410	33%
SG&A as a % of net sales	38.1%	35.3%

Net Sales

Net sales increased $68.0 million, or 23%, to $362.6 million for the three months ended October 2, 2021, compared to $294.6 million for the three months ended September 26, 2020. The increase in net sales was primarily driven by our faster growing DTC channel as well as growth in our wholesale channel. DTC channel net sales increased $46.7 million, or 31%, to $197.1 million, compared to $150.4 million in the prior year quarter, driven by both Drinkware and Coolers & Equipment categories. Net sales in our DTC channel continue to be favorably impacted by strong demand for outdoor recreation and leisure lifestyle products as well as a favorable shift to online shopping, resulting in an increase in sales volume compared to the same prior year period. As a result, our channel mix continued to shift towards our DTC channel from 51% in the third quarter of 2020 to 54% in the third quarter of 2021. Net sales in our wholesale channel increased $21.3 million, or 15%, to $165.5 million, compared to $144.2 million in the same period last year, primarily driven by both Drinkware and Coolers & Equipment categories.

Net sales in our two primary product categories were as follows:

•Drinkware net sales increased by $39.1 million, or 24%, to $205.0 million, compared to $165.9 million in the prior year quarter, reflecting the continued expansion of our product offerings, including the introduction of new colorways and sizes, and strong demand for customization.
•Coolers & Equipment net sales increased by $24.8 million, or 20%, to $149.0 million, compared to $124.2 million in the same period last year, driven by strong performance in bags, outdoor living products, soft coolers, and hard coolers.

Gross Profit

Gross profit increased $33.0 million, or 19%, to $207.0 million, compared to $174.0 million in the prior year quarter. Gross margin decreased 200 basis points to 57.1% from 59.1% in the prior year quarter. The decrease in gross margin was primarily driven by:

•higher inbound freight, which unfavorably impacted gross margin by 210 basis point;
•the non-renewal of the Global System of Preferences (“GSP”), which impacted import duties primarily on our hard coolers, and unfavorably impacted gross margin by 110 basis points; and
•other impacts, which unfavorably impacted gross margin by 70 basis points.

These decreases were partially offset by 140 basis points from lower inventory reserves as well as 50 basis points from the favorable impact of product cost improvements across our product portfolio.

Selling, General, and Administrative Expenses

SG&A expenses increased $34.4 million, or 33%, to $138.3 million for the three months ended October 2, 2021, compared to $103.9 million for the three months ended September 26, 2020. The 2020 period included the benefit of cost reduction initiatives implemented in response to the COVID-19 pandemic during that quarter. As a percentage of net sales, SG&A expenses increased approximately 280 basis points to 38.1% for the three months ended October 2, 2021 compared to 35.3% for the three months ended September 26, 2020. The increase in SG&A expenses was primarily driven by:

•an increase in variable expenses of $7.8 million. Variable expenses remained flat as a percent of net sales, reflecting a more balanced channel mix in the quarter. The higher variable expenses were comprised of:
–higher distribution costs including outbound freight, credit card processing fees, and third-party logistics fees, partially offset by a decrease in online marketplace fees; and
•an increase in non-variable expenses of $26.6 million, resulting in a 280 basis point increase as a percent of net sales, comprised of:
–an increase in marketing expenses, employee costs, non-variable distribution costs, information technology expenses, facilities costs, professional fees, and other operating expenses.

Non-Operating Expenses

Interest expense was $0.8 million for the three months ended October 2, 2021, compared to $2.0 million for the three months ended September 26, 2020. The decrease in interest expense was primarily due to decreased outstanding long-term debt under our Credit Facility (as defined below).

Income tax expense was $13.7 million for the three months ended October 2, 2021, compared to $16.6 million for the three months ended September 26, 2020. The effective tax rate for the three months ended October 2, 2021 was 21%, compared to 24% for the three months ended September 26, 2020. The impact of a discrete tax benefit related to stock compensation resulted in a decrease in income tax expense and a lower effective tax rate for the three months ended October 2, 2021.

Nine Months Ended October 2, 2021 Compared to September 26, 2020

	Nine Months Ended		Change
	October 2, 2021	September 26, 2020
(dollars in thousands)			$	%
Net sales	$967,864	$715,953	$251,911	35%
Gross profit	$561,304	$403,959	$157,345	39%
Gross margin (Gross profit as a % of net sales)	58.0%	56.4%
Selling, general, and administrative expenses	$380,101	$271,152	$108,949	40%
SG&A as a % of net sales	39.3%	37.9%

Net Sales

Net sales increased $251.9 million, or 35%, to $967.9 million for the nine months ended October 2, 2021, compared to $716.0 million for the nine months ended September 26, 2020. The increase in net sales was primarily driven by our faster growing DTC channel as well as growth in our wholesale channel. DTC channel net sales increased $157.7 million, or 43%, to $520.8 million, compared to $363.1 million in the prior year period, driven by both Drinkware and Coolers & Equipment categories. Net sales in our DTC channel continue to be favorably impacted by strong demand for outdoor recreation and leisure lifestyle products as well as a favorable shift to online shopping, resulting in an increase in sales volume during the period. As a result, our channel mix continued to shift towards our DTC channel from 51% in the first nine months of 2020 to 54% in the first nine months of 2021. Net sales in our wholesale channel increased $94.2 million, or 27%, to $447.1 million, compared to $352.9 million in the same period last year, primarily driven by both Drinkware and Coolers & Equipment. In the second quarter of 2020, wholesale channel net sales were adversely impacted by the temporary store closures due to the COVID-19 pandemic.

Net sales in our two primary product categories were as follows:

•Drinkware net sales increased by $153.9 million, or 39%, to $546.8 million, compared to $392.9 million in the prior year period, reflecting the continued expansion of our Drinkware product offerings, including the introduction of new colorways and sizes, and strong demand for customization.
•Coolers & Equipment net sales increased by $88.0 million, or 28%, to $400.3 million, compared to $312.3 million in the same period last year, primarily driven by growth in bags, outdoor living products, soft coolers, hard coolers, and cargo.

Gross Profit

Gross profit increased $157.3 million, or 39%, to $561.3 million compared to $404.0 million in the prior year period. Gross margin increased 160 basis points to 58.0% from 56.4% in the same period last year. The increase in gross margin was primarily driven by:

•product cost improvements across our product portfolio, which favorably impacted gross margin by approximately 90 basis points;
•lower inventory reserves, which favorably impacted gross margin by 80 basis points;
•an increase in the mix of higher margin DTC channel net sales, which favorably impacted gross margin by approximately 80 basis points;
•fewer promotions in our DTC channel, which favorably impacted gross margin by 20 basis points;
•decreased tariffs, which favorably impacted gross margin by 10 basis points; and
•all other impacts, which favorably impacted gross margin by 10 basis points.

These gains were partially offset by 80 basis points from the unfavorable impact of the non-renewal of the GSP which impacted import duties primarily on our hard coolers, as well as higher inbound freight, which unfavorably impacted gross margin by 50 basis points.

Selling, General, and Administrative Expenses

SG&A expenses increased by $108.9 million, or 40%, to $380.1 million for the nine months ended October 2, 2021 compared to $271.2 million for the nine months ended September 26, 2020. The 2020 period included the benefit of cost reduction initiatives implemented in response to the COVID-19 pandemic. As a percentage of net sales, SG&A increased 140 basis points to 39.3% for the nine months ended October 2, 2021 compared to 37.9% for the nine months ended September 26, 2020. The increase in SG&A expenses was primarily driven by:

•an increase in variable expenses of $30.6 million, resulting in a 10 basis point increase as a percent of net sales, driven by our faster growing and higher margin DTC channel, which grew to 54% of net sales during the period, comprised of:
–higher distribution costs, including outbound freight, credit card processing fees, online marketplace fees, and third-party logistics fees; and
•an increase in non-variable expenses of $78.3 million, resulting in a 130 basis point increase as a percent of net sales, comprised of:
–an increase in marketing expenses, employee costs, information technology expenses, professional fees, non-variable distribution costs, higher facilities costs, and other operating expenses.

Non-Operating Expenses

Interest expense was $2.5 million for the nine months ended October 2, 2021, compared to $7.7 million for the nine months ended September 26, 2020. The decrease in interest expense was primarily due to decreased outstanding long-term debt under our Credit Facility (as defined below).

Income tax expense was $36.5 million for the nine months ended October 2, 2021, compared to $30.7 million for the nine months ended September 26, 2020. The increase in income tax expense is due to higher income before taxes partially offset by higher discrete tax benefit related to stock compensation in the nine months ended October 2, 2021. The effective tax rate for the nine months ended October 2, 2021 was 21%, compared to 25% for the nine months ended September 26, 2020. The impact of a discrete tax benefit related to stock compensation resulted in a lower effective tax rate for the nine months ended October 2, 2021.

Liquidity and Capital Resources

Our cash requirements have principally been for working capital purposes, long-term debt repayments, and capital expenditures. We fund our working capital, primarily inventory, accounts receivable, accounts payable as well as capital investments from cash flows from operating activities, cash on hand, and borrowings available under our Revolving Credit Facility (as defined below). As discussed under “COVID-19 and Operational Update” above, although the potential magnitude and economic impacts of COVID-19 and its effects are highly uncertain, we believe that our current operating performance, operating plan, our strong cash position, including cash generated from operations and borrowings available under our Revolving Credit Facility, will be sufficient to satisfy our liquidity needs and capital expenditure requirements for at least the next twelve months.

As of October 2, 2021, we had a cash balance of $259.3 million and $43.0 million of working capital (excluding cash), and $150.0 million of borrowings available under the Revolving Credit Facility.

We are party to a senior secured credit agreement (the “Credit Facility”) that provides for a $150.0 million revolving credit facility maturing on December 17, 2024 (“Revolving Credit Facility”) and a $300.0 million Term Loan A maturing on December 17, 2024 (the “Term Loan A”). At October 2, 2021, we had $118.1 million principal amount of indebtedness outstanding related to Term Loan A under the Credit Facility and no amounts outstanding under the Revolving Credit Facility. The weighted average interest rates for borrowings under Term Loan A was 1.85% during the nine months ended October 2, 2021. At October 2, 2021, we were in compliance with all covenants and expect to remain in compliance with all covenants under the Credit Facility.

Cash Flows from Operating, Investing, and Financing Activities

The following table summarizes our cash flows from operating, investing and financing activities for the periods indicated (in thousands):

	Nine Months Ended
	October 2, 2021	September 26, 2020
Cash flows provided by (used in):
Operating activities	$73,199	$239,099
Investing activities	(47,908)	(16,281)
Financing activities	(18,188)	(60,382)
Operating Activities

Cash flows related to operating activities are dependent on net income, non-cash adjustments to net income, and changes in working capital. The decrease in cash provided by operating activities in the first nine months of fiscal 2021 compared to net cash provided by operating activities in the first nine months of fiscal 2020 is primarily due to an increase in net cash used for working capital, partially offset by an increase in net income, adjusted for non-cash items, for the periods compared. The increase in working capital was primarily due to an increase in inventory, partially offset by an increase in accounts payable.
Investing Activities
The increase in cash used in investing activities in the first nine months of fiscal 2021 primarily related to purchases for technology upgrades and enhancements, including the phased upgrade of our SAP enterprise resource planning (“ERP”) system and investment in data analytics, as well as production molds, tooling and equipment, and facilities.
Financing Activities

The decrease in cash used by financing activities in the first nine months of fiscal 2021 was primarily driven by higher repayments of long-term debt in the first nine months of fiscal 2020.

For 2021, we expect capital expenditures for property and equipment (excluding finance lease assets) to be between $55 million and $60 million, primarily to support our growing business with investments in technology, including the phased upgrade of our SAP ERP system and investments in data analytics, and production molds and tooling and equipment to support both new product innovation and to increase production capacity.

Off-Balance Sheet Arrangements

At October 2, 2021 and January 2, 2021, we had no off-balance sheet debt or arrangements.
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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding disclosures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of October 2, 2021.

Changes in Internal Control over Financial Reporting

During the quarter ended October 2, 2021, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

The risks and uncertainties discussed below update and supersede the risks and uncertainties previously disclosed in Part I, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended July 3, 2021, which was filed with the SEC on August 12, 2021. There have been no material changes to the risks and uncertainties previously disclosed in such Quarterly Report on Form 10-Q.

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

We may not be able to accurately forecast our results of operations and growth rate. Forecasts are particularly challenging as we expand into new markets and geographies, develop and market new products, and face further uncertainty related to the duration and impact of the rapidly evolving COVID-19 pandemic and its effects, including the impact of global supply chain constraints. Our historical sales, expense levels, and profitability may not be an appropriate basis for forecasting future results.

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

We entered into a service agreement with a third-party logistics provider to operate a new warehouse and distribution facility located in Memphis, Tennessee, which commenced at the end of the second quarter of 2021, and we intend to transition the current Dallas, Texas operations to this facility by the end of 2021. Any disruption as a result of business integration, transition of our primary distribution center to the new third-party logistics facility, or third-party performance at our distribution centers, could result in increased costs, expenses and/or shipping times, and could cause us to incur customer fees and penalties, reduce sales, damage customer service, and harm our business.

We import our products, and we are also vulnerable to risks associated with products manufactured abroad, including, among other things: (a) risks of damage, destruction, or confiscation of products while in transit to our distribution centers; and (b) transportation and other delays in shipments, including as a result of heightened security screening, port congestion, container and labor shortages, and inspection processes or other port-of-entry limitations or restrictions in the United States. In order to meet demand for a product, we have chosen in the past, and may choose in the future, to arrange for additional quantities of the product, if available, to be delivered through air freight, which is significantly more expensive than standard shipping by sea and, consequently, could harm our gross margins. Failure to procure our products from our third-party contract manufacturers and deliver merchandise to our retail partners and DTC channel in a timely, effective, and economically viable manner could reduce our sales and gross margins, damage our brand, and harm our business.

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

We depend on a limited number of third-party contract manufacturers for the sourcing of our products. For hard coolers, soft coolers, Drinkware, bags, and outdoor living and pet products our two largest manufacturers comprised approximately 89%, 84%, 76%, 91%, and 91% respectively, of our production volume during the first nine months of 2021. For cargo, two manufacturers accounted for all of the production in the first nine months of 2021. As a result of this concentration in our supply chain, our business and operations would be negatively affected if any of our key manufacturers were to experience significant disruption affecting the price, quality, availability, or timely delivery of products. Our manufacturers could also be acquired by our competitors and may become our direct competitors, thus limiting or eliminating our access to manufacturing capacity. The partial or complete loss of our key manufacturers, or a significant adverse change in our relationship with any of these manufacturers, could result in lost sales, added costs, and distribution delays that could harm our business and customer relationships.

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

Inventory levels in excess of customer demand, including Drinkware inventory that we added in 2020 in preparation for recently enacted tariffs or that we may add in preparation for tariffs in the future, may result in inventory write-downs or write-offs and the sale of excess inventory at discounted prices or in less preferred distribution channels, which could impair our brand image and harm our gross margin. In addition, if we underestimate the demand for our products, our manufacturers may not be able to produce products to meet our customer requirements, and this could result in delays in the shipment of our products and our ability to recognize revenue, lost sales, as well as damage to our reputation and retailer and distributor relationships.

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

Many of our core products are manufactured in China, the Philippines, Vietnam, Taiwan, Poland, and Malaysia. In addition, we have third-party manufacturing partners in Mexico and Italy. Our reliance on suppliers and manufacturers in foreign markets creates risks inherent in doing business in foreign jurisdictions, including: (a) the burdens of complying with a variety of foreign laws and regulations, including trade and labor restrictions and laws relating to the importation and taxation of goods; (b) weaker protection for intellectual property and other legal rights than in the United States, and practical difficulties in enforcing intellectual property and other rights outside of the United States; (c) compliance with U.S. and foreign laws relating to foreign operations, including the U.S. Foreign Corrupt Practices Act (“FCPA”), the UK Bribery Act 2010 (“Bribery Act”), regulations of the U.S. Office of Foreign Assets Controls (“OFAC”), and U.S. anti-money laundering regulations, which respectively prohibit U.S. companies from making improper payments to foreign officials for the purpose of obtaining or retaining business, operating in certain countries, or maintaining business relationships with certain restricted parties as well as engaging in other corrupt and illegal practices; (d) economic and political instability and acts of terrorism in the countries where our suppliers are located; (e) public health crises, such as pandemics and epidemics, in the countries where our suppliers and manufacturers are located; (f) transportation interruptions or increases in transportation costs; and (g) the imposition of tariffs or non-tariff barriers on components and products that we import into the United States or other markets. For example, the ongoing COVID-19 outbreak has resulted in increased travel restrictions, supply chain disruptions, and extended shutdown of certain businesses around the globe. In particular, YETI experienced an extended shutdown in its Vietnam manufacturing facility during the third quarter of 2021 which resulted in additional supply disruptions. The current COVID-19 pandemic or any further political developments or health concerns in markets in which our products are manufactured could result in social, economic and labor instability, adversely affecting the supply of our products and, in turn, our business, financial condition, and results of operations. Further, we cannot assure you that our directors, officers, employees, representatives, manufacturers, or suppliers have not engaged and will not engage in conduct for which we may be held responsible, nor can we assure you that our manufacturers, suppliers, or other business partners have not engaged and will not engage in conduct that could materially harm their ability to perform their contractual obligations to us or even result in our being held liable for such conduct. Violations of the FCPA, the Bribery Act, OFAC restrictions, or other export control, anti-corruption, anti-money laundering, and anti-terrorism laws or regulations may result in severe criminal or civil penalties, and we may be subject to other related liabilities, which could harm our business, financial condition, cash flows, and results of operations.

As current tariffs are implemented, or if additional tariffs or other restrictions are placed on foreign imports or any related counter-measures are taken by other countries, our business and results of operations could be harmed.

Most of our imported products are subject to duties, indirect taxes, quotas and non-tariff trade barriers that may limit the quantity of products that we may import into the U.S. and other countries or may impact the cost of such products. To maximize opportunities, we rely on free trade agreements and other supply chain initiatives, and, as a result, we are subject to government regulations and restrictions with respect to our cross-border activity. For example, we have historically received benefits from duty-free imports on certain products from certain countries pursuant to the GSP program. The GSP program expired on December 31, 2020, resulting in additional duties and negatively impacting gross margin. YETI is expecting the GSP program to be renewed and made retroactive; however if this does not occur, it will continue to have a negative impact on our expected results. Additionally, we are subject to government regulations relating to importation activities, including related to U.S. Customs and Border Protection (“CBP”) withhold release orders. The imposition of taxes, duties and quotas, the withdrawal from or material modification to trade agreements, and/or if CBP detains shipments of our goods pursuant to a withhold release order could have a material adverse effect on our business, results of operations and financial condition.

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

Fourteen percent of our gross sales for 2020 and approximately 13% of our gross sales for the nine months ended October 2, 2021, were made to independent retail partners. These retail partners may decide to emphasize products from our competitors, to redeploy their retail floor space to other product categories, or to take other actions that reduce their purchases of our products. We do not receive long-term purchase commitments from our independent retail partners, and orders received from our independent retail partners are cancellable. Factors that could affect our ability to maintain or expand our sales to these independent retail partners include: (a) failure to accurately identify the needs of our customers; (b) a lack of customer acceptance of new products or product expansions; (c) unwillingness of our independent retail partners and customers to attribute premium value to our new or existing products or product expansions relative to competing products; (d) failure to obtain shelf space from our retail partners; (e) new, well-received product introductions by competitors; (f) damage to our relationships with independent retail partners due to brand or reputational harm; (g) delays or defaults on our retail partners' payment obligations to us; and (h) store closures, decreased foot traffic, recession or other adverse effects resulting from public health crises such as the current COVID-19 pandemic (or other future pandemics or epidemics).

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

For 2020 and the nine months ended October 2, 2021, our DTC channel accounted for 53% and 54% of our net sales, respectively. Part of our growth strategy involves increasing sales through our DTC channel. However, we have limited operating experience executing the retail component of this strategy. The level of customer traffic and volume of customer purchases through our country and region-specific YETI websites or other e-commerce initiatives are substantially dependent on our ability to provide a content-rich and user-friendly website, a hassle-free customer experience, sufficient product availability, and reliable, timely delivery of our products. If we are unable to maintain and increase customers’ use of our website, allocate sufficient product to our website, and increase any sales through our website, our business, and results of operations could be harmed.

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

We have and may continue to expand our existing DTC channel by opening new retail stores. We opened and currently operate retail stores in Austin, Texas, Charleston, South Carolina, Chicago, Illinois, Dallas, Texas, Denver, Colorado, Ft. Lauderdale, Florida, and Houston, Texas. Our ability to open new retail stores in a timely manner and operate them profitably depends on a number of factors, many of which are beyond our control, including:

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

Our business is vulnerable to damage or interruption from earthquakes, fires, floods, power losses, telecommunications failures, terrorist attacks, acts of war, riots, public health crises, human errors, criminal acts, and similar events. For example, a significant natural disaster, such as an earthquake, fire, or flood, could harm our business, results of operations, and financial condition, and our insurance coverage may be insufficient to compensate us for losses that may occur. Our corporate offices, one of our distribution centers, and one of our data center facilities are located in Texas, a state that frequently experiences floods and storms. In addition, the facilities of our suppliers and where our manufacturers produce our products are located in parts of Asia that frequently experience typhoons and earthquakes. Acts of terrorism and public health crises, such as the current COVID-19 pandemic (or other future pandemics or epidemics), could also cause disruptions in our or our suppliers’, manufacturers’, and logistics providers’ businesses or the economy as a whole. The COVID-19 pandemic has significantly impacted the global supply chain, with restrictions and limitations on related activities causing disruption and delay, and the likely overall impact of the COVID-19 pandemic is viewed as highly negative to the general economy. These disruptions and delays have strained certain domestic and international supply chains, which have affected and could continue to negatively affect the flow or availability of certain of our products. While our domestic customization operations are open and operating currently, we were forced to temporarily close these operations during the pandemic. We may not have sufficient protection or recovery plans in some circumstances, such as natural disasters affecting Texas or other locations where we have operations or store significant inventory. Our servers are also vulnerable to computer viruses, criminal acts, denial-of-service attacks, ransomware, and similar disruptions from unauthorized tampering with our computer systems, which could lead to interruptions, delays, or loss of critical data. As we rely heavily on our information technology and communications systems and the Internet to conduct our business and provide high-quality customer service, these disruptions could harm our ability to run our business and either directly or indirectly disrupt our suppliers’ or manufacturers’ businesses, which could harm our business, results of operations, and financial condition.
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

Risks Related to Market and Global Economic Conditions
The COVID-19 pandemic and its effects could result in declines in consumer discretionary spending or continue to adversely affect the global supply chain, which could negatively impact our business, sales, financial condition, results of operations and cash flows, and our ability to access current or obtain new lending facilities.
Since being reported in December 2019, COVID-19 has spread globally, including to every state in the United States, and has been declared a pandemic by the World Health Organization. The COVID-19 pandemic and preventative measures taken to contain or mitigate such have caused, and may continue to cause, business slowdowns or shutdowns in affected areas and significant disruption in the financial markets both globally and in the United States, which could lead to a decline in discretionary spending by consumers, and in turn impact, possibly materially, our business, sales, financial condition and results of operations. The impacts include, but are not limited to:

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

The COVID-19 pandemic has significantly impacted the global supply chain, with restrictions and limitations on related activities causing disruption and delay. These disruptions and delays have strained certain domestic and international supply chains, resulting in port congestion, transportation delays as well as labor and container shortages, and have affected and could continue to negatively affect the flow or availability of certain products. In addition, increased demand for online purchases of products has impacted our fulfillment operations and small parcel network, resulting in potential delays in delivering products to our customers.

The further spread of COVID-19 and its effects, including required actions to help limit the spread of the illness and continued global supply chain disruptions or constraints, could impact our ability to carry out our business as usual and may materially adversely impact global economic conditions, our business, results of operations, cash flows and financial condition. The extent of the impact of COVID-19 on our business and financial results will depend on future developments, including the duration and severity of the outbreak (including the severity and transmission rates of new variants of the virus, such as the Delta variant, that causes COVID-19) within the markets in which we operate, the timing, distribution, rate of public acceptance and efficacy of vaccines and other treatments, the related impact on consumer confidence and spending, the effect of governmental regulations imposed in response to the pandemic and the magnitude and duration of global supply chain constraints, all of which are highly uncertain and ever-changing. The sweeping nature of the COVID-19 pandemic makes it extremely difficult to predict how our business and operations will be affected in the longer run. However, the likely overall economic impact of the pandemic could be is viewed as highly negative to the general economy. Any of the foregoing factors, or other cascading effects of the COVID-19 pandemic, could materially increase our costs, negatively impact our sales and damage our results of operations and liquidity, possibly to a significant degree. The duration of any such impacts cannot be predicted.

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

In addition, privacy laws, rules, and regulations are constantly evolving in the United States and abroad and may be inconsistent from one jurisdiction to another. For example, in December 2020, the State of California enacted the California Privacy Rights Act, or CPRA, which becomes effective on January 1, 2023, and substantially amends and expands the current California Consumer Privacy Act bringing the California regulations more in line with the European Union’s General Data Protection Regulation, or GDPR. Further, as we expand internationally, we are subject to additional privacy rules, such as the GDPR, many of which are significantly more stringent than those in the United States. Complying with these evolving obligations is costly, and any failure to comply could give rise to unwanted media attention and other negative publicity, damage our customer and consumer relationships and reputation, and result in lost sales, fines, or lawsuits, and may harm our business and results of operations.

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

As of October 2, 2021, we had $118.1 million principal amount of indebtedness outstanding under the Credit Facility (s defined in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” of this Report). The Credit Facility is jointly and severally guaranteed by certain of our wholly-owned material subsidiaries, including YETI Coolers, LLC, which we refer to as YETI Coolers, and YETI Custom Drinkware LLC, which we refer to as YCD, and any of our future subsidiaries that become guarantors, together, which we refer to as the Guarantors, and is also secured by a first-priority lien on substantially all of our assets and the assets of the Guarantors, in each case subject to certain customary exceptions. We may, from time to time, incur additional indebtedness under the Credit Facility.

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

In September 2021, the U.S. House Ways and Means Committee passed the Build Back Better Act, which includes significant modifications to key provisions of the existing U.S. corporate income tax regime, including an increased tax rate, promotion of a global minimum tax, and other changes which address taxes on the activities of foreign subsidiaries. In June 2021, finance leaders for the Group of 7 countries agreed to back a new global minimum tax rate that would apply regardless of headquarters location or physical presence, which was followed by the same endorsement by the Group of Twenty countries in October 2021. Although it is uncertain if some or all of these proposals will be enacted, a significant change in U.S. tax law, or that of other countries where we operate or have a presence, may materially and adversely impact our income tax liability, provision for income taxes and effective tax rate.

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

These provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our Board of Directors, which is responsible for appointing the members of our management. In addition, we have opted out of the provisions of Section 203 of the General Corporation Law of the State of Delaware (the “DGCL”), which generally prohibit a Delaware corporation from engaging in any of a broad range of business combinations with any interested stockholder for a period of three years following the date on which the stockholder became an interested stockholder. However, our Amended and Restated Certificate of Incorporation provides substantially the same limitations as are set forth in Section 203 but also provides that Cortec Group Fund V, L.P., our controlling stockholder at the time of our initial public offering, and its affiliates and any of their direct or indirect transferees and any group as to which such persons are a party do not constitute “interested stockholders” for purposes of this provision.

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

101*
The following unaudited financial statements from YETI Holdings, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 2, 2021, formatted in Inline eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Equity, (v) Consolidated Statements of Cash Flows, and (v) Notes to the Unaudited Condensed Consolidated Financial Statements

104*	Cover Page Interactive Data File (embedded within the Exhibit 101 Inline XBRL document)

* Filed herewith.
** Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

YETI Holdings, Inc.

Dated: November 12, 2021	By:	/s/ Matthew J. Reintjes
Matthew J. Reintjes
President and Chief Executive Officer, Director (Principal Executive Officer)

Dated: November 12, 2021	By:	/s/ Paul C. Carbone
Paul C. Carbone
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)