Form 10-K
period 2022-01-01
YETI Holdings, Inc.
filed 2022-02-28
CIK 1670592

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________
FORM 10-K
________________________________________________
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 1, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes  ☐ No  ☒
As of July 2, 2021, the last business day of our mostly recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates was $6,112,173,611.
As of February 14, 2022, there were 87,729,522 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the registrant’s 2022 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission no later than 120 days after January 1, 2022, are incorporated by reference in Part III herein.

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

Risk Factors Summary
Investing in our securities involves a high degree of risk. The following is a summary of the principal factors that make an investment in our securities speculative or risky, all of which are further described below in the section titled “Risk Factors” in Part I, Item 1A of this Report. This summary should be read in conjunction with the “Risk Factors” section and should not be relied upon as an exhaustive summary of the material risks facing our business. In addition to the following summary, you should consider the information set forth in the “Risk Factors” section and the other information contained in this Report before investing in our securities.

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
•If we cannot maintain prices or effectively implement price increases, our margins may decrease.
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
•Our business involves the potential for product recalls, warranty liability, product liability, and other claims against us, which could adversely affect our reputation, earnings and financial condition.
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
•The phase-out of LIBOR may negatively impact our financial results.
•Our results of operations could be harmed if a material number of our retail partners were not able to meet their payment obligations.

Risks Related to Ownership of Our Common Stock
•Any future failure to maintain effective internal control over financial reporting could harm us.
•We cannot guarantee that our share repurchase program will be fully consummated or that it will enhance long-term stockholder value, and share repurchases could increase the volatility of the price of our common stock.
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
We have a 52- or 53-week period that ends on the Saturday closest in proximity to December 31, such that each quarterly period will be 13 weeks in length, except during a 53-week period when the fourth quarter will be 14 weeks. Our fiscal years ended January 1, 2022 (“2021”) and December 28, 2019 (“2019”) spanned 52 weeks each, whereas our fiscal year ended January 2, 2021 (“2020”) included 53 weeks. Unless otherwise stated, references to particular years, quarters, months and periods refer to our fiscal years ended in December and the associated quarters, months, and periods of those fiscal years.

Our Products
Our product portfolio is comprised of three categories: Coolers & Equipment; Drinkware; and Other. We have a history of consistently broadening our high-performance, premium-priced product portfolio to meet our expanding customer base and their evolving pursuits. Our culture of innovation and success in identifying customer needs and wants drives our robust product roadmap. In 2021, net sales of Coolers & Equipment, Drinkware, and Other represented 39%, 59%, and 2% of net sales, respectively. Refer to Note 2 of the Notes to Consolidated Financial Statements for net sales by product category.

Coolers & Equipment
Our Coolers & Equipment family is comprised of hard coolers, soft coolers, cargo, bags, outdoor living, and associated accessories. Coolers & Equipment could change over time as we add new product categories and incubate them within Coolers & Equipment.
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

Cargo, Bags, and Outdoor Living. Our cargo, bags, and outdoor living product category includes: the Panga™ submersible duffel bag, Panga™ Backpack, LoadOut® Bucket™, LoadOut® GoBox™, Crossroads™ Collection of backpacks, duffel bags and luggage, Camino™ Carryall, Hondo™ Base Camp Chair, Trailhead™ Camp Chair, Lowlands™ Blanket, Trailhead™ Dog Bed, and Boomer Dog Bowls.
Drinkware
Our Drinkware product family is made with durable, kitchen-grade, 18/8 stainless-steel, double-wall vacuum insulation, and our innovative No Sweat™ design. The result is high-performing drinkware products that keep beverages at their preferred temperature — whether hot or cold — for hours at a time without condensation. Our Drinkware product line currently includes eight product families including the Rambler Colster, Rambler Lowball, Rambler Wine Tumbler, Rambler Stackable Pints, Rambler Mugs, Rambler Tumblers, Rambler Bottles, and Rambler Jug. Related accessories include the Rambler Bottle Straw Cap, Rambler Tumbler Handles, Rambler Jug Mount, and Rambler Bottle Sling.
Other
We offer an array of YETI-branded gear, such as hats, shirts, bottle openers, and ice substitutes.
Segment Information
We operate as one reportable segment.
Sales Channels
We offer our products in the United States, Canada, Australia, New Zealand, Europe, and Japan through a diverse omni-channel strategy, comprised of our wholesale and our direct-to-consumer (“DTC”) channels. In 2021 and 2020, our DTC channel accounted for 56% and 53% of our net sales, respectively, and our wholesale channel accounted for 44% and 47% of our net sales, respectively. As part of our commitment to premium positioning, we maintain supply discipline, consistently enforce our minimum advertised price (“MAP”) policy, and primarily sell through one-step distribution.
In our wholesale channel, we sell to several large retailers with a national presence, including Dick’s Sporting Goods, REI, Academy Sports + Outdoors, Bass Pro Shops, Ace Hardware, and Scheels, and an assemblage of independent retail partners throughout the United States, Canada, Australia, New Zealand, and Europe. We carefully evaluate and select retail partners that have an image and approach that are consistent with our premium brand and pricing, while also seeking new retail partners that create access to unique shopping experiences or customer bases. Our network of independent retail partners includes outdoor specialty, hardware, sporting goods, and farm and ranch supply stores, among others. As of January 1, 2022, we sold through a diverse base of approximately 2,900 independent retail partners.
We sell our products in our DTC channel to consumers on YETI.com, country and region-specific YETI websites, and YETI Authorized on the Amazon Marketplace, as well as customized products with licensed marks and original artwork through our corporate sales program and at YETI.com. Our corporate sales program offers customized products to corporate customers for a wide-range of related events and activities, and in certain instances may also offer products to re-sell. Additionally, we sell our full line of products at our retail stores. Our DTC channel enables us to directly interact with our customers, more effectively deliver our brand experience, better understand consumer behavior and preferences, and offer exclusive products, content, and customization capabilities. We believe our control over our DTC channel provides our customers the highest level of brand engagement and further builds customer loyalty, while generating attractive margins.

For 2021, our largest single wholesale customer represented approximately 10% of gross sales.

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
Additionally, we are expanding internationally as we continue to grow our presence in North America (including Canada), Australia, New Zealand, Japan, and Europe. We are expanding internationally by focusing on brand awareness, wholesale expansion, and our DTC channel. We believe there are meaningful growth opportunities in expanding into additional international markets, such as Asia, as many of the market dynamics and premium, performance-based consumer needs that we have successfully identified domestically are also valued in these markets.
Product Design and Development
We design and develop our products to provide superior performance and functionality in a variety of environments. Our products are carefully designed and rigorously tested to maximize performance while minimizing complexity, allowing us to deliver highly functional products with simple, clean, and distinct designs.
We expand our existing product families and enter new product categories by designing solutions grounded in consumer insights and relevant product knowledge. We use high-quality materials, as well as advanced design and manufacturing processes, to create premium products that redefine consumer expectations and deliver best-in-class product performance. We continue to expand our product line by introducing anchor products, followed by product expansions, such as additional sizes and colorways, and then offering corresponding accessories.
To ensure our continued success in bringing category-redefining products to market, our marketing and product development teams collaborate to identify consumer needs and wants to drive our robust product roadmap. We use our purpose-built, state-of-the-art research and development centers to generate design prototypes and test performance. We follow a disciplined, stage-gate product development process that is designed to provide consistent quality control while optimizing speed-to-market. We collaborate with our YETI Ambassadors, a diverse group of men and women throughout the United States and select international markets, comprised of world-class anglers, hunters, rodeo cowboys, barbecue pitmasters, surfers, brewmasters, fitness experts, skateboarders, and outdoor adventurers who embody our brand, and industry professionals to test our prototypes and provide feedback that is incorporated into final product designs. Once we approve the final design and specifications of a new product, we partner with global suppliers and specialized manufacturers to produce our products according to our exacting performance and quality standards.
Marketing
We employ a wide range of marketing tactics and outlets to cultivate our relationships with experts, serious enthusiasts, and everyday consumers, including a combination of traditional, digital, social media, and grass-roots initiatives to support our premium brand, in addition to original short films and high-quality content for YETI.com.
Supply Chain and Quality Assurance
We manage a global supply chain of highly qualified, third-party manufacturing and logistics partners to produce and distribute our products. The primary raw materials and components used by our manufacturing partners include polyethylene, polyurethane foam, stainless-steel, polyester fabric, zippers, and other plastic materials and coatings. We believe these materials are readily available from multiple vendors. We stipulate approved suppliers and control the specifications for key raw materials used in our products. We do not directly source significant amounts of these raw materials and components.
We do not own or operate any manufacturing facilities. We match sourcing partnerships to deliver flexibility and scalability to support multiple product introductions and evolving channel strategies. Our global supply chain management team researches materials and equipment, qualifies raw material suppliers, vets potential manufacturing partners for advanced production and quality assurance processes, directs our production planning, approves and manages product purchasing plans, and oversees product transportation. Additionally, we work closely with our manufacturing partners regarding product quality and manufacturing process efficiency.

Many of our products are manufactured in the United States, the Philippines, Vietnam, Taiwan, Poland, China, Thailand, Mexico, and Malaysia. To mitigate the concentration risk in our supply chain, we are pursuing a higher diversification of manufacturing partners, with both sourcing and geographical advantages and, over time, intend to shift the current allocation of production to a different balance among them. See Note 1 of the Notes to Consolidated Financial Statements included herein for further discussion of concentration risk. We hold our manufacturers to rigorous quality and product conformance standards through frequent involvement and regular product inspecting. We own the molds and tooling used in the production of our products, create and provide the specifications for our products, and work closely with our manufacturing partners to improve production yields and efficiency. Our manufacturers do not have unique skills, technologies, processes, or intellectual property that prevent us from migrating to other manufacturing partners.
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
Distribution and Inventory Management
We utilize global third-party logistics providers to warehouse and distribute finished products from our distribution facilities in Memphis, Tennessee and Salt Lake City, Utah to support our domestic operations, and in Australia, Canada, the United Kingdom, New Zealand, and the Netherlands to support our international operations. These logistics providers manage various distribution activities, including product receipt, warehousing, certain limited product inspection activities, and coordinating outbound shipping.
We manage our inventory levels by analyzing product sell-through, forecasting demand, and placing orders with our manufacturers before we receive firm orders from customers to ensure sufficient availability.
Competition
We compete in the large outdoor and recreation market and may compete in other related markets. Competition in our markets is based on a number of factors including product quality, performance, durability, styling, and price, as well as brand image and recognition. We believe that we have been able to compete successfully on the basis of our brand, superior design capabilities and product development, our DTC capabilities, as well as the breadth of our national, regional, and independent retail partners.
In the Coolers & Equipment category, we compete against established, well-known, and legacy cooler brands, such as Igloo and Coleman, as well as numerous other brands and retailers that offer competing products. The popularity of YETI products and the YETI brand has attracted numerous new competitors including Pelican, OtterBox, and others, as well as private label brands. In the Drinkware category, we compete against well-known brands such as HydroFlask, BruMate, S’well, and CamelBak, as well as numerous other brands and retailers that offer competing products.
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
Seasonality
We are affected by seasonality. We have historically experienced net sales to be highest in the fourth and second quarters, due in part to seasonal holiday demand, followed by the third quarter, and the lowest sales in the first quarter. We expect that this seasonality will continue to be a factor in our results of operations and sales.

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
We aggressively pursue and defend our intellectual property rights to protect our distinctive brand, designs, and inventions. We have processes and procedures in place to identify, protect, and optimize our intellectual property assets on a global basis. Our experienced legal and brand protection teams initiate claims and litigation to protect our intellectual property assets. In the future, we intend to continue to seek intellectual property protection for our new products and enforce our rights against those who infringe on these valuable assets.
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

As of January 1, 2022, we employed approximately 823 people worldwide, representing seven countries. Of these, approximately 91% of our workforce was located in the United States. None of our employees are currently covered by a collective bargaining agreement. We have no labor-related work stoppages and believe our relations with our employees are positive and stable.
Diversity, Equity and Inclusion (DE&I). We believe that an equitable, inclusive, and culturally diverse environment is imperative and key to our long-term growth. We are committed to building an inclusive and diverse culture through a variety of initiatives on employee recruitment, employee training and development. In 2020, YETI formed its DE&I Council, a group of employees representing different demographics, backgrounds, and teams that provides perspective and counsel on DE&I topics for YETI, and we also launched six voluntary, employee-led affinity groups that foster a diverse and inclusive workplace aligned with our core values, goals, and business practices. Since joining the CEO Action for Diversity & Inclusion in 2020, we have demonstrated our commitment to DE&I through initiatives such as hosting events led by our employee affinity groups to foster communication and education on the importance of diversity and inclusion both inside and outside of YETI; offering a six-week course on unconscious bias; updating our corporate holidays to include annual recognition of Dr. Martin Luther King, Jr. Day; and hosting an information session to discuss the origins of Equal Pay Day and YETI’s approach to pay equity.

Compensation and Benefits. We strive to hire, develop and retain top talent. We attract and reward our employees by providing competitive benefits, including market-competitive compensation, healthcare, 401(k) program, paid time off, bonding leave, as well as health, wellness, and financial planning programs.

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

Consistent with our focus on employee growth and development, we offer employees the opportunity to participate in educational activities and periodic trainings. Additionally, we employ a variety of recognition programs to recognize leadership and other employees who best exemplify our core values. We also encourage and provide opportunity for our employees to give back to the communities that support us. We provide up to four hours of paid time off to vote, as part of our participation in Time to Vote, and offer employees the chance to dedicate one full day of work to volunteering for an organization of their choice.

For more detailed information regarding our programs and initiatives related to our people and human capital management, please see the “People” section of our 2021 Environmental, Social, and Governance Report (“ESG Report”), located on our website at www.yeti.com/en_US/esg.html. The information on our website, including our ESG Report is not, and shall not be deemed to be, a part of this Annual Report on Form 10-K or incorporated into any other filings we make with the United States Securities and Exchange Commission (the “SEC”).

Compliance with Government Regulations

We are subject to a wide variety of local, state, and federal laws and regulations in the countries where it conducts business. While compliance with these laws and regulations often requires the dedication of time and effort of employees, as well as financial resources, in 2021, compliance with the regulations applicable to our company did not have a material effect on its capital expenditures, earnings, or competitive position. For additional information, see Part I-Item 1A, “Risk Factors - Risks Related to Our Business, Operations and Industry,” included herein for updates to our risk factors regarding the potential impact of government regulations on our business.

Available Information

We file annual, quarterly and current reports and other documents with the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The public can obtain any documents that we file with the SEC at www.sec.gov. We also make available free of charge our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after filing such materials with, or furnishing such materials to, the SEC, on or through our website, www.YETI.com. We are not including the information contained on, or accessible through, any website as a part of, or incorporating it by reference into, this Report, unless expressly noted.

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

The YETI name and premium brand image are integral to the growth of our business, as well as to the implementation of our strategies for expanding our business. Our success depends on the value and reputation of our brand, which, in turn, depends on factors such as the quality, design, performance, functionality, and durability of our products, the image of our e-commerce platform and retail partner floor spaces, our communication activities, including advertising, social media, and public relations, and our management of the customer experience, including direct interfaces through customer service. Maintaining, promoting, and positioning our brand are important to expanding our customer base and will depend largely on the success of our marketing and merchandising efforts and our ability to provide consistent, high-quality customer experiences. We intend to continue making substantial investments in these areas in order to maintain and enhance our brand, and such investments may not be successful. Ineffective marketing, ongoing and sustained promotional activities, negative publicity, product diversion to unauthorized distribution channels, product or manufacturing defects, counterfeit products, unfair labor practices, and failure to protect the intellectual property rights in our brand are some of the potential threats to the strength of our brand, and those and other factors could rapidly and severely diminish customer confidence in us. Furthermore, these factors could cause our customers to lose the personal connection they feel with the YETI brand. We believe that maintaining and enhancing our brand image in our current markets and in new markets where we have limited brand recognition is important to expanding our customer base. If we are unable to maintain or enhance our brand in current or new markets, our growth strategy and results of operations could be harmed.

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

We may not be able to accurately forecast our results of operations and growth rate. Forecasts are particularly challenging as we expand into new markets and geographies, develop and market new products, and face further uncertainty related to the duration and impact of the COVID-19 pandemic and its effects, including the impact of global supply chain constraints. Our historical sales, expense levels, and profitability may not be an appropriate basis for forecasting future results.

Failure to accurately forecast our results of operations and growth rate could cause us to make poor operating decisions and we may not be able to adjust in a timely manner. Consequently, actual results could be materially lower than anticipated. Even if the markets in which we compete expand, we cannot assure you that our business will grow at similar rates, if at all. Furthermore, if we fail to accurately forecast our results of operations and growth rate, we may experience excess inventory levels or a shortage of product to deliver to our customers. Inventory levels in excess of customer demand may result in inventory write-downs or write-offs and the sale of excess inventory at discounted prices or in less preferred distribution channels, which could impair our brand image and harm our gross margin. In addition, if we underestimate our growth rate and the demand for our products, our manufacturers may not be able to produce products to meet our customer requirements, and this could result in delays in the shipment of our products and our ability to recognize revenue, lost sales, as well as damage to our reputation and retailer and distributor relationships. For more information regarding the inventory risk related to our potential inability to accurately forecast our results of operations, please see “Our results of operations could be materially harmed if we are unable to accurately forecast demand for our products.”

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

Our success depends, in part, on our ability to attract customers in a cost-effective manner. In order to expand our customer base, we must appeal to and attract customers ranging from serious outdoor enthusiasts to individuals who simply value products of uncompromising quality and design. We have made, and we expect that we will continue to make, significant investments in attracting new customers, including through the use of corporate partnerships, YETI Ambassadors, traditional, digital, and social media, original YETI films, and participation in, and sponsorship of, community events. Marketing campaigns can be expensive and may not result in the cost-effective acquisition of customers. Further, as our brand becomes more widely known, future marketing campaigns may not attract new customers at the same rate as past campaigns. Inflation and rising product costs may also affect our ability to provide products in a cost-effective manner and hinder us from attracting new customers. If we are unable to attract new customers, or fail to do so in a cost-effective manner, our growth could be slower than we expect and our business will be harmed.

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

The markets in which we compete are highly competitive, with low barriers to entry. Numerous other brands and retailers offer a wide variety of products that compete with our coolers, drinkware, and other products, including our bags, cargo, and outdoor lifestyle products and accessories. Competition in these product markets is based on a number of factors including product quality, performance, durability, styling, brand image and recognition, and price. We believe that we are one of the market leaders in both the U.S. premium cooler and U.S. premium stainless-steel drinkware markets. We believe that we have been able to compete successfully largely on the basis of our brand, superior design capabilities, and product development, as well as on the breadth of our independent retailers, national, and regional retail partners, and growing DTC channel. Our competitors may be able to develop and market higher quality products that compete with our products, sell their products for lower prices, adapt to changes in consumers’ needs and preferences more quickly, devote greater resources to the design, sourcing, distribution, marketing, and sale of their products, or generate greater brand recognition than us. In addition, as we expand into new product categories, we have faced, and will continue to face, different and, in some cases, more formidable competition. We believe many of our competitors and potential competitors have significant competitive advantages, including longer operating histories, ability to leverage their sales efforts and marketing expenditures across a broader portfolio of products, global product distribution, larger and broader retailer bases, more established relationships with a larger number of suppliers and manufacturing partners, greater brand recognition, larger or more effective brand ambassador and endorsement relationships, greater financial strength, larger research and development teams, larger marketing budgets, and more distribution and other resources than we do. Some of our competitors may aggressively discount their products or offer other attractive sales terms in order to gain market share, which could result in pricing pressures, reduced profit margins, or lost market share. If we are not able to overcome these potential competitive challenges, effectively market our current and future products, and otherwise compete effectively against our current or potential competitors, our prospects, results of operations, and financial condition could be harmed.
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

Our products are produced by third-party contract manufacturers. We face the risk that these third-party contract manufacturers may not produce and deliver our products on a timely basis or at all. We have experienced, and will likely continue to experience, operational difficulties with our manufacturers. These difficulties include reductions in the availability of production capacity, errors in complying with product specifications and regulatory and customer requirements, insufficient quality control, failures to meet production deadlines, failure to achieve our product quality standards, increases in costs of materials, and manufacturing or other business interruptions. The ability of our manufacturers to effectively satisfy our production requirements could also be impacted by manufacturer financial difficulty or damage to their operations caused by fire, terrorist attack, riots, natural disaster, public health issues such as the COVID-19 pandemic (or other future pandemics or epidemics), or other events. The failure of any manufacturer to perform to our expectations could result in supply shortages or delays for certain products and harm our business. If we experience significantly increased demand, or if we need to replace an existing manufacturer due to lack of performance, we may be unable to supplement or replace our manufacturing capacity on a timely basis or on terms that are acceptable to us, which may increase our costs, reduce our margins, and harm our ability to deliver our products on time. For certain of our products, it may take a significant amount of time to identify and qualify a manufacturer that has the capability and resources to produce our products to our specifications in sufficient volume and satisfy our service and quality control standards.

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

Our third-party contract manufacturers ship most of our products to our distribution centers in Memphis, Tennessee, and Salt Lake City, Utah. Our reliance on only two geographical locations for our distribution centers makes us more vulnerable to natural disasters, weather-related disruptions, accidents, system failures, public health issues such as the COVID-19 pandemic (or other future pandemics or epidemics), or other unforeseen events that could delay or impair our ability to fulfill retailer orders and/or ship merchandise purchased on our website, which could harm our sales.

We import our products, and we are also vulnerable to risks associated with products manufactured abroad, including, among other things: (a) risks of damage, destruction, or confiscation of products while in transit to our distribution centers; and (b) transportation and other delays in shipments, including as a result of heightened security screening, port congestion, container and labor shortages, and inspection processes or other port-of-entry limitations or restrictions in the United States. In order to meet demand for a product, we have chosen in the past, and may choose in the future, to arrange for additional quantities of the product, if available, to be delivered through air freight, which is significantly more expensive than standard shipping by sea and, consequently, adversely impacts our gross margins. Failure to procure our products from our third-party contract manufacturers and deliver merchandise to our retail partners and DTC channel in a timely, effective, and economically viable manner could reduce our sales and gross margins, damage our brand, and harm our business.

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

Accordingly, we are subject to the risks, including labor disputes, union organizing activity, inclement weather, public health crises such as the COVID-19 pandemic (or other future pandemics or epidemics), and increased transportation costs, associated with our third-party contract manufacturers’ and carriers’ ability to provide products and services to meet our requirements. In addition, if the cost of fuel rises, the cost to deliver products may rise, which could harm our profitability.

Our business is subject to the risk of manufacturer concentrations.

We depend on a limited number of third-party contract manufacturers for the sourcing of our products. For hard coolers, soft coolers, Drinkware, bags, and outdoor living and pet products our two largest manufacturers comprised approximately 89%, 84%, 75%, 93%, and 92% respectively, of our production volume during 2021. For cargo, two manufacturers accounted for all of the production in 2021. As a result of this concentration in our supply chain, our business and operations would be negatively affected if any of our key manufacturers were to experience significant disruption affecting the price, quality, availability, or timely delivery of products. Our manufacturers could also be acquired by our competitors and may become our direct competitors, thus limiting or eliminating our access to manufacturing capacity. The partial or complete loss of our key manufacturers, or a significant adverse change in our relationship with any of these manufacturers, could result in lost sales, added costs, and distribution delays that could harm our business and customer relationships.

Our results of operations could be materially harmed if we are unable to accurately forecast demand for our products.

To ensure adequate inventory supply, we must forecast inventory needs and place orders with our manufacturers before firm orders are placed by our customers. If we fail to accurately forecast customer demand, we may experience excess inventory levels or a shortage of product to deliver to our customers. Factors that could affect our ability to accurately forecast demand for our products include: (a) an increase or decrease in consumer demand for our products; (b) our failure to accurately forecast consumer acceptance for our new products; (c) product introductions by competitors; (d) unanticipated changes in general market conditions or other factors, which may result in cancellations of advance orders or a reduction or increase in the rate of reorders or at-once orders placed by retailers; (e) the impact on consumer demand due to unseasonable weather conditions; (f) weakening of economic conditions or consumer confidence in future economic conditions or inflationary pressures resulting in rising prices, which could each reduce demand for discretionary items, such as our products; and (g) terrorism or acts of war, or the threat thereof, or political or labor instability or unrest, riots, public health crises such as the COVID-19 pandemic (or other future pandemics or epidemics), or xenophobia resulting therefrom, which could adversely affect consumer confidence and spending or interrupt production and distribution of product and raw materials.

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

If we cannot maintain prices or effectively implement price increases, our margins may decrease.

Increasing demand, supply constraints, inflation, and other market conditions have resulted in increasing shortages and higher costs for the production of some of our products, leading us to implement a price increase for certain of our products effective in February 2022. Our ability to maintain prices or effectively implement price increases, including our recent price increase, may be affected by several factors, including pricing pressure due to intense competition in the retail industry, effectiveness of our marketing programs, the continuing growth of our brand, general economic conditions, and changes in consumer demand. During challenging economic times, consumers may be less willing or able to pay a price premium for our branded products and may shift purchases to lower-priced or other value offerings, making it more difficult for us to maintain prices and/or effectively implement price increases. In addition, our retail partners and distributors may pressure us to rescind price increases we have announced or already implemented, whether through a change in list price or increased promotional activity. Moreover, we do not yet know how consumers will react to the increase in retail prices for our products resulting from the price increase effective in February 2022. If we cannot maintain prices or effectively implement price increases for our products, or must increase promotional activity, our margins may be adversely affected. Furthermore, price increases generally result in volume losses, as consumers purchase fewer units. If such losses are greater than expected or if we lose distribution due to a price increase, our business, financial condition and results of operations may be materially and adversely affected.

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

The price and availability of key components used to manufacture our products, including polyethylene, polyurethane foam, stainless-steel, polyester fabric, zippers, and other plastic materials and coatings, as well as manufacturing equipment and molds, may fluctuate significantly. Increasing demand, supply constraints, and inflation have resulted in shortages and higher costs for the production of some of our products. In addition, the cost of labor at our third-party contract manufacturers could increase significantly. For example, manufacturers in China have experienced increased costs in recent years due to shortages of labor and fluctuations of the Chinese yuan in relation to the U.S. dollar. Additionally, the cost of logistics and transportation fluctuates in large part due to the price of oil and available capacity. Any fluctuations in the cost and availability of any of our raw materials or other sourcing or transportation costs related to our raw materials or products could harm our gross margins and our ability to meet customer demand. If we are unable to successfully mitigate a significant portion of these product cost increases or fluctuations, our results of operations could be harmed.

Many of our products are manufactured by third parties outside of the United States, and our business may be harmed by legal, regulatory, economic, political and public health risks associated with international trade and those markets.

Many of our core products are manufactured in China, the Philippines, Vietnam, Taiwan, Poland, and Malaysia. In addition, we have third-party manufacturing partners in Mexico and Italy. Our reliance on suppliers and manufacturers in foreign markets creates risks inherent in doing business in foreign jurisdictions, including: (a) the burdens of complying with a variety of foreign laws and regulations, including trade and labor restrictions and laws relating to the importation and taxation of goods; (b) weaker protection for intellectual property and other legal rights than in the United States, and practical difficulties in enforcing intellectual property and other rights outside of the United States; (c) compliance with U.S. and foreign laws relating to foreign operations, including the U.S. Foreign Corrupt Practices Act (“FCPA”), the UK Bribery Act 2010 (“Bribery Act”), regulations of the U.S. Office of Foreign Assets Controls (“OFAC”), and U.S. anti-money laundering regulations, which respectively prohibit U.S. companies from making improper payments to foreign officials for the purpose of obtaining or retaining business, operating in certain countries, or maintaining business relationships with certain restricted parties as well as engaging in other corrupt and illegal practices; (d) economic and political instability and acts of terrorism in the countries where our suppliers are located; (e) public health crises, such as pandemics and epidemics, in the countries where our suppliers and manufacturers are located; (f) transportation interruptions or increases in transportation costs; and (g) the imposition of tariffs or non-tariff barriers on components and products that we import into the United States or other markets. For example, the ongoing COVID-19 outbreak has resulted in increased travel restrictions, supply chain disruptions, and extended shutdown of certain businesses around the globe. In particular, YETI experienced an extended shutdown in its Vietnam manufacturing facility during the third quarter of 2021 which resulted in additional supply disruptions. The COVID-19 pandemic or any further political developments or health concerns in markets in which our products are manufactured could result in social, economic and labor instability, adversely affecting the supply of our products and, in turn, our business, financial condition, and results of operations. Further, we cannot assure you that our directors, officers, employees, representatives, manufacturers, or suppliers have not engaged and will not engage in conduct for which we may be held responsible, nor can we assure you that our manufacturers, suppliers, or other business partners have not engaged and will not engage in conduct that could materially harm their ability to perform their contractual obligations to us or even result in our being held liable for such conduct. Violations of the FCPA, the Bribery Act, OFAC restrictions, or other export control, anti-corruption, anti-money laundering, and anti-terrorism laws or regulations may result in severe criminal or civil penalties, and we may be subject to other related liabilities, which could harm our business, financial condition, cash flows, and results of operations.

As current tariffs are implemented, or if additional tariffs or other restrictions are placed on foreign imports or any related counter-measures are taken by other countries, our business and results of operations could be harmed.

Most of our imported products are subject to duties, indirect taxes, quotas and non-tariff trade barriers, any of which may limit the quantity of products that we may import into the U.S. and other countries or may impact the cost of such products. To maximize opportunities, we rely on free trade agreements and other supply chain initiatives, and, as a result, we are subject to government regulations and restrictions with respect to our cross-border activity. For example, we have historically received benefits from duty-free imports on certain products from certain countries pursuant to the Global System of Preferences (“GSP”) program. The GSP program expired on December 31, 2020, resulting in additional duties and negatively impacting gross margin. YETI is expecting the GSP program to be renewed and made retroactive; however if this does not occur, it will continue to have a negative impact on our expected results. Additionally, we are subject to government regulations relating to importation activities, including related to U.S. Customs and Border Protection (“CBP”) withhold release orders. The imposition of taxes, duties and quotas, the withdrawal from or material modification to trade agreements, and/or if CBP detains shipments of our goods pursuant to a withhold release order could have a material adverse effect on our business, results of operations and financial condition.

The previous administration put into place tariffs and other trade restrictions between the United States and China. In response, China put into place tariffs of its own. It is unknown whether and to what extent new tariffs (or other new laws or regulations) will be adopted in the future, and, while the current administration has continued with tariffs put into place under the previous administration, it is unclear whether the current administration will work to reverse such measures in the future or pursue similar policy initiatives with China and other countries. If additional tariffs or other restrictions are placed on foreign imports, including on any of our products manufactured overseas for sale in the United States, or any related counter-measures are taken by other countries, our business and results of operations may be materially harmed.

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

For 2020 and 2021, approximately 14% and 12%, respectively, of our gross sales were made to independent retail partners. These retail partners may decide to emphasize products from our competitors, to redeploy their retail floor space to other product categories, or to take other actions that reduce their purchases of our products. We do not receive long-term purchase commitments from our independent retail partners, and orders received from our independent retail partners are cancellable. Factors that could affect our ability to maintain or expand our sales to these independent retail partners include: (a) failure to accurately identify the needs of our customers; (b) a lack of customer acceptance of new products or product expansions; (c) unwillingness of our independent retail partners and customers to attribute premium value to our new or existing products or product expansions relative to competing products; (d) failure to obtain shelf space from our retail partners; (e) new, well-received product introductions by competitors; (f) damage to our relationships with independent retail partners due to brand or reputational harm; (g) delays or defaults on our retail partners' payment obligations to us; and (h) store closures, decreased foot traffic, recession or other adverse effects resulting from public health crises such as the COVID-19 pandemic (or other future pandemics or epidemics).

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

We have key relationships with national retail partners. For both 2020 and 2021, one national retail partner accounted for approximately 9% and 10% of our gross sales, respectively. If we lose any of our key retail partners or any key retail partner reduces its purchases of our existing or new products or its number of stores or operations or promotes products of our competitors over ours, our sales would be harmed. Because we are a premium brand, our sales depend, in part, on retail partners effectively displaying our products, including providing attractive space and point of purchase displays in their stores, and training their sales personnel to sell our products. If our retail partners reduce or terminate those activities, we may experience reduced sales of our products, resulting in lower gross margins, which would harm our results of operations.

If our plans to increase sales through our DTC channel are not successful, our business and results of operations could be harmed.

For 2021, our DTC channel accounted for 56% of our net sales, and our sales through the Amazon Marketplace represented approximately 13% of our net sales. Part of our growth strategy involves increasing sales through our DTC channel. However, we have limited operating experience executing the retail component of this strategy. The level of customer traffic and volume of customer purchases through our country and region-specific YETI websites or other e-commerce initiatives are substantially dependent on our ability to provide a content-rich and user-friendly website, a hassle-free customer experience, sufficient product availability, and reliable, timely delivery of our products. If we are unable to maintain and increase customers’ use of our website, allocate sufficient product to our website, and increase any sales through our website, our continued DTC channel growth, our business, and results of operations could be harmed. Furthermore, any adverse change in our relationship with Amazon, including restrictions on the ability to offer products on the Amazon Marketplace or termination of the relationship, could adversely affect our continued DTC channel growth, our business, and results of operations.

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

We have and may continue to expand our existing DTC channel by opening new retail stores. We currently operate nine retail stores across six states. Our ability to open new retail stores in a timely manner and operate them profitably depends on a number of factors, many of which are beyond our control, including:

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

We have limited experience in opening retail stores and may not be able to successfully address the risks that they entail. For example, due to the COVID-19 pandemic, which resulted in widespread government mandated temporary store closures or reduced hours during the second quarter of 2020, which may be re-imposed by governmental authorities in certain geographies to reduce the spread of COVID-19, our ability to implement our full retail store strategy, achieve desired net sales growth and maintain consistent levels of profitability in our retail stores has been, and continues to be, disrupted. In order to pursue our retail store strategy, we will be required to expend significant cash resources prior to generating any sales in these stores. We may not generate sufficient sales from these stores to justify these expenses, which could harm our business and profitability. The substantial management time and resources, which any future retail store expansion strategy may require, could also result in disruption to our existing business operations, which may decrease our net sales and profitability.

Insolvency, credit problems or other financial difficulties that could confront our retail partners could expose us to financial risk.

We sell to the large majority of our retail partners on open account terms and do not require collateral or a security interest in the inventory we sell them. Consequently, our accounts receivable with our retail partners are unsecured. Insolvency, credit problems, or other financial difficulties confronting our retail partners could expose us to financial risk. These actions could expose us to risks if they are unable to pay for the products they purchase from us. Financial difficulties of our retail partners could also cause them to reduce their sales staff, use of attractive displays, number or size of stores, and the amount of floor space dedicated to our products. For example, the COVID-19 pandemic caused public health officials to recommend precautions to mitigate the spread of the virus that resulted in widespread temporary store closures or reduced store hours for our retail partners during the second quarter of 2020. These actions had a significant unfavorable impact on our wholesale business during the second quarter of 2020. Significant uncertainty about the ultimate duration and severity of the spread of COVID-19, uncertainties regarding consumer willingness to visit retail stores during the COVID-19 pandemic and in the future, and the overall economic impact of COVID-19 and the related impact on consumer confidence and spending may lead to a material reduction in sales of our products by our retail partners. Any reduction in sales by, or loss of, our current retail partners or customer demand, or credit risks associated with our retail partners, could harm our business, results of operations, and financial condition.

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

Our business involves the potential for product recalls, warranty liability, product liability, and other claims against us, which could adversely affect our reputation, earnings and financial condition.

As a designer, marketer, retailer, and distributor of consumer products, we are subject to the United States Consumer Products Safety Act of 1972, as amended by the Consumer Product Safety Improvement Act of 2008, which empowers the Consumer Products Safety Commission to exclude from the market products that are found to be unsafe or hazardous, and similar laws under foreign jurisdictions. Although we extensively and rigorously test new and enhanced products, there can be no assurance we will be able to detect, prevent, or fix all defects. Under certain circumstances, the Consumer Products Safety Commission or comparable foreign agency could require us to repurchase or recall one or more of our products. Additionally, laws regulating consumer products exist in states and some cities, as well as other countries in which we sell our products, and more restrictive laws and regulations may be adopted in the future. Any repurchase or recall of our products, monetary judgment, fine or other penalty could be costly and damaging to our reputation. If we were required to remove, or we voluntarily removed, our products from the market, our reputation could be tarnished and we may have large quantities of finished products that we could not sell. Furthermore, the occurrence of any material defects in our products could expose us to liability for warranty claims in excess of our current reserves, and if our warranty reserves are inadequate to cover future warranty claims on our products, our financial condition and operating results may be harmed.

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

Our business is vulnerable to damage or interruption from earthquakes, fires, floods, power losses, telecommunications failures, terrorist attacks, acts of war, riots, public health crises, human errors, criminal acts, and similar events. For example, a significant natural disaster, such as an earthquake, fire, or flood, could harm our business, results of operations, and financial condition, and our insurance coverage may be insufficient to compensate us for losses that may occur. Our corporate offices, one of our distribution centers, and one of our data center facilities are located in Texas, a state that frequently experiences floods and storms. In addition, the facilities of our suppliers and where our manufacturers produce our products are located in parts of Asia that frequently experience typhoons and earthquakes. Acts of terrorism and public health crises, such as the COVID-19 pandemic (or other future pandemics or epidemics), could also cause disruptions in our or our suppliers’, manufacturers’, and logistics providers’ businesses or the economy as a whole. The COVID-19 pandemic has significantly impacted the global supply chain, with restrictions and limitations on related activities causing disruption and delay, and the likely overall impact of the COVID-19 pandemic is viewed as highly negative to the general economy. These disruptions and delays have strained certain domestic and international supply chains, which have affected and could continue to negatively affect the flow or availability of certain of our products. While our domestic customization operations are open and operating currently, we were forced to temporarily close these operations during the pandemic. We may not have sufficient protection or recovery plans in some circumstances, such as natural disasters affecting Texas or other locations where we have operations or store significant inventory. Our servers are also vulnerable to computer viruses, criminal acts, denial-of-service attacks, ransomware, and similar disruptions from unauthorized tampering with our computer systems, which could lead to interruptions, delays, or loss of critical data. As we rely heavily on our information technology and communications systems and the Internet to conduct our business and provide high-quality customer service, these disruptions could harm our ability to run our business and either directly or indirectly disrupt our suppliers’ or manufacturers’ businesses, which could harm our business, results of operations, and financial condition.
Our results of operations are subject to seasonal and quarterly variations, which could cause the price of our common stock to decline.
We believe that our sales include a seasonal component. We expect our net sales to be highest in our second and fourth quarters, with the first quarter generating the lowest sales. To date, however, it has been difficult to accurately analyze this seasonality due to fluctuations in our sales. In addition, due to our more recent, and therefore more limited experience, with bags, cargo, and outdoor lifestyle products and accessories, we are continuing to analyze the seasonality of these products. We expect that this seasonality will continue to be a factor in our results of operations and sales.

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

Our operations are subject to many hazards and operational risks inherent to our business, including: (a) general business risks; (b) product liability; (c) product recall; and (d) damage to third parties, our infrastructure, or properties caused by fires, floods and other natural disasters, power losses, telecommunications failures, terrorist attacks, riots, public health crises such as the COVID-19 pandemic (and other future pandemics or epidemics), human errors, and similar events.

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
Since its emergence in December 2019, COVID-19 has spread globally, including to every state in the United States, and has been declared a pandemic by the World Health Organization. The COVID-19 pandemic and preventative measures taken to contain or mitigate such have caused, and may continue to cause, business slowdowns or shutdowns in affected areas and significant disruption in the financial markets both globally and in the United States, which could lead to a decline in discretionary spending by consumers, and in turn impact, possibly materially, our business, sales, financial condition and results of operations. The impacts include, but are not limited to:

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

The COVID-19 pandemic has significantly impacted the global supply chain, with restrictions and limitations on related activities causing disruption and delay. These disruptions and delays have strained domestic and international supply chains, resulting in port congestion, transportation delays as well as labor and container shortages, and have affected and could continue to negatively affect the flow or availability of certain products. In addition, increased demand for online purchases of products has impacted our fulfillment operations and small parcel network, resulting in potential delays in delivering products to our customers.

The further spread of COVID-19 and its effects, including required actions to take action to help limit the spread of the illness and continued global supply chain disruptions or constraints, could impact our ability to carry out our business as usual and may materially adversely impact global economic conditions, our business, results of operations, cash flows and financial condition. The extent of the impact of COVID-19 on our business and financial results will depend on future developments, including the duration and severity of the outbreak (including the severity and transmission rates of new variants of the virus, such as the Delta and Omicron variants) within the markets in which we operate, the timing, distribution, rate of public acceptance and efficacy of vaccines and other treatments, the related impact on consumer confidence and spending, the effect of governmental regulations imposed in response to the pandemic and the magnitude and duration of global supply chain constraints, all of which are highly uncertain and ever-changing. The sweeping nature of the COVID-19 pandemic makes it extremely difficult to predict how our business and operations will be affected in the future. The overall economic impact of the pandemic could adversely affect the general economy. Any of the foregoing factors, or other cascading effects of the COVID-19 pandemic, could materially increase our costs, negatively impact our sales and damage our results of operations and liquidity, possibly to a significant degree. The severity and duration of any such impacts cannot be predicted.

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

Our business relies on information technology. Our ability to effectively manage and maintain our inventory and internal reports, and to ship products to customers and invoice them on a timely basis, depends significantly on our enterprise resource planning (“ERP”), warehouse management, and other information systems. We also heavily rely on information systems to process financial and accounting information for financial reporting purposes. Any of these information systems could fail or experience a service interruption for a number of reasons, including computer viruses, programming errors, hacking or other unlawful activities, disasters or our failure to properly maintain system redundancy or protect, repair, maintain or upgrade our systems. We are currently undertaking various technology upgrades and enhancements to support our business growth, including a phased upgrade of our SAP ERP system. The implementation of new software and hardware involves risks and uncertainties that could cause disruptions, delays or deficiencies in the design, implementation or application of these systems. The failure of our information systems to operate effectively or to integrate with other systems, or a breach in security of these systems, could cause delays in product fulfillment and reduced efficiency of our operations, which could negatively impact our financial results. If we experienced any significant disruption to our financial information systems that we are unable to mitigate, our ability to timely report our financial results could be impacted, which could negatively impact our stock price. We also communicate electronically throughout the world with our employees and with third parties, such as customers, suppliers, vendors and consumers. A service interruption or shutdown could have a materially adverse impact on our operating activities. Remediation and repair of any failure, problem or breach of our key information systems could require significant capital investments. Furthermore, the implementation of new information technology systems, such as our SAP upgrade, or any remediation of our key information systems requires investment of capital and human resources, the re-engineering of business processes, and the attention of many employees who would otherwise be focused on other areas of our business. The implementation of new initiatives and remediation of existing systems may not achieve the anticipated benefits and may divert management’s attention from other operational activities, negatively affect employee morale, or have other unintended consequences. Additionally, if we are not able to accurately forecast expenses and capitalized costs related to system upgrades and repairs, our financial condition and operating results may be adversely impacted.

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
Threats to information technology security can take a variety of forms. Individual and groups of hackers and sophisticated organizations, including state-sponsored organizations or nation-states, continuously undertake attacks that may pose threats to our customers and our information technology systems. These actors may use a wide variety of methods, which may include developing and deploying malicious software or exploiting vulnerabilities in hardware, software, or other infrastructure in order to attack our information technology systems or gain access to our systems, using social engineering techniques to induce our employees, users, partners, or customers to disclose passwords or other sensitive information, or take other actions to gain access to our data or our customers’ data, impersonating authorized users, or acting in a coordinated manner to launch distributed denial of service or other coordinated attacks. Although we have taken steps to protect the security of our information systems and the data maintained in those systems, we have, from time to time, experienced threats to our data and systems, including malware and computer virus attacks and it is possible that in the future our safety and security measures will not prevent the systems’ improper functioning or damage, or the improper access or disclosure of personally identifiable information such as in the event of cyber-attacks. For example, system administrators may misconfigure networks, inadvertently providing access to unauthorized personnel or fail to timely remove employee account access when no longer appropriate. Employees or third parties may intentionally compromise our security or systems, or reveal confidential information. There have been media reports regarding increased cyber-security threats and potential breaches because of the increase in numbers of individuals working from home as a result of the COVID-19 pandemic. Cyberthreats are constantly evolving, increasing the difficulty of detecting and successfully defending against them.

Any breach of our data security or that of our service providers could result in an unauthorized release or transfer of customer, consumer, user or employee information, or the loss of valuable business data or cause a disruption in our business. These events could give rise to unwanted media attention, damage our reputation, damage our customer, consumer, employee, or user relationships and result in lost sales, fines or lawsuits. We may also be required to expend significant capital and other resources to protect against or respond to or alleviate problems caused by a security breach, which could harm our results of operations. If we or our independent service providers or business partners experience a breach that compromises our customers’ sensitive data, our brand could be harmed, sales of our products could decrease, and we could be exposed to losses, litigation, or regulatory proceedings. Depending on the nature of the information compromised, we may also have obligations to notify users, law enforcement, or payment companies about the incident and may need to provide some form of remedy, such as refunds, for the individuals affected by the incident.

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

As of January 1, 2022, we had $112.5 million principal amount of indebtedness outstanding under the Credit Facility (as defined in Note 8 of the Notes to Consolidated Financial Statements). The Credit Facility is jointly and severally guaranteed by certain of our wholly-owned material subsidiaries, including YETI Coolers, LLC, which we refer to as YETI Coolers, and YETI Custom Drinkware LLC, which we refer to as YCD, and any of our future subsidiaries that become guarantors, together, which we refer to as the Guarantors, and is also secured by a first-priority lien on substantially all of our assets and the assets of the Guarantors, in each case subject to certain customary exceptions. We may, from time to time, incur additional indebtedness under the Credit Facility.

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

As part of Congress’ response to the COVID-19 pandemic, the Families First Coronavirus Response Act, or FFCR Act, was enacted on March 18, 2020, and the Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, was enacted on March 27, 2020. Both contain numerous tax provisions. In particular, the CARES Act retroactively and temporarily (for taxable years beginning before January 1, 2021) suspends application of the 80%-of-income limitation on the use of net operating losses, which was enacted as part of the United States Tax Cuts and Jobs Act enacted in December 2017 (the “Tax Act”). It also provides that net operating losses arising in any taxable year beginning after December 31, 2017, and before January 1, 2021 are generally eligible to be carried back up to five years. The CARES Act also temporarily (for taxable years beginning in 2019 or 2020) relaxes the limitation of the tax deductibility for net interest expense by increasing the limitation from 30 to 50% of adjusted taxable income.

In September 2021, the U.S. House Ways and Means Committee passed the Build Back Better Act, which includes significant modifications to key provisions of the existing U.S. corporate income tax regime, including an increased tax rate, promotion of a global minimum tax, and other changes which address taxes on the activities of foreign subsidiaries. In June 2021, finance leaders for the Group of 7 countries agreed to back a new global minimum tax rate that would apply regardless of headquarters location or physical presence, which was followed by the same endorsement by the Group of Twenty countries in October 2021. Although it is uncertain if some or all of these proposals will be enacted as the Senate has not yet passed this legislation, a significant change in U.S. tax law, or that of other countries where we operate or have a presence, may materially and adversely impact our income tax liability, provision for income taxes and effective tax rate. We regularly assess all of these matters to determine the adequacy of our income tax provision, which is subject to significant judgment.

The phase-out of LIBOR may negatively impact our financial results.

LIBOR, the London interbank offered rate, is the interest rate benchmark used as a reference rate on our variable rate debt, including our Credit Facility. On July 27, 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021. On March 5, 2021, LIBOR’s regulator, the Financial Conduct Authority and administrator, ICE Benchmark Administration (“IBA”), announced that the publication of one-week and two-month USD LIBOR maturities and the non-USD LIBOR maturities will cease immediately after December 31, 2021, with the publication of overnight, one-, three-, six-, and 12-month USD LIBOR ceasing immediately after June 30, 2023. The United States Federal Reserve also issued a statement advising banks to stop new USD LIBOR issuances by the end of 2021.

In light of the ongoing efforts to phase out LIBOR, the future of LIBOR at this time is uncertain and any changes in the methods by which LIBOR is determined or regulatory activity related to LIBOR’s phase-out could cause LIBOR to perform differently than in the past or cease to exist. Our Credit Facility provides for the utilization of one-, two-, three- or six- month LIBOR, or another period if all lenders agree, depending on the stated Interest Period (as defined therein). Our Credit Facility further provides for the replacement of LIBOR with one or more rates based on the Secured Overnight Financing Rate (“SOFR”), or another alternate benchmark rate under certain conditions.

At this time, no consensus exists as to what rate or rates will become accepted alternatives to LIBOR, although the U.S. Federal Reserve, in connection with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing U.S. dollar LIBOR with SOFR. In addition, recent New York state legislation effectively codified the use of SOFR as the alternative to LIBOR in the absence of another chosen replacement rate, which may affect contracts governed by New York state law, including our Credit Agreement. SOFR is calculated based on short-term repurchase agreements, backed by Treasury securities. SOFR is observed and backward looking, which stands in contrast with LIBOR under the current methodology, which is an estimated forward-looking rate and relies, to some degree, on the expert judgment of submitting panel members. Given the inherent differences between LIBOR and SOFR or any other alternative benchmark rate that may be established, there are many uncertainties regarding a transition from LIBOR, including, but not limited to, the need to amend all debt instruments with LIBOR as the referenced rate and how this will impact our cost of variable rate debt. We will also need to consider any new contracts and whether they should reference an alternative benchmark rate or include suggested fallback language, as published by the Alternative Reference Rates Committee. The consequences of these developments with respect to LIBOR cannot be entirely predicted and span multiple future periods but could result in an increase in the cost of our variable rate debt which may negatively impact our financial results.

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
We cannot guarantee that our share repurchase program will be fully consummated or that it will enhance long-term stockholder value, and share repurchases could increase the volatility of the price of our common stock.

Pursuant to the new share repurchase program authorized by our Board of Directors on February 27, 2022, we are authorized to repurchase up to $100 million of outstanding shares of our common stock through various methods, including, but not limited to, open market, privately negotiated, or accelerated share repurchase transactions. Such program will expire on February 27, 2023, and may be suspended or discontinued at any time. We are not obligated to repurchase a specified number or dollar of shares, and the timing, manner, price, and actual amount of share repurchases will depend on a variety of factors, including stock price, market conditions, other capital management needs and opportunities, and corporate and regulatory considerations. The timing of repurchases pursuant to our share repurchase program could affect our stock price and increase its volatility. We cannot guarantee that we will repurchase shares, and there can be no assurance that any share repurchases will enhance stockholder value because the stock price of our common stock may decline below the levels at which we effected repurchases.

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

Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our corporate headquarters are located in a 169,000 square foot leased facility in Austin, Texas, a portion of which we sublease. We also lease office and building space in Austin, Texas, Canada, China, Australia, and the Netherlands. Our primary distribution centers are leased and managed by third-party logistics providers and, as of January 1, 2022, were located in Salt Lake City, Utah, Memphis, Tennessee, Australia, Canada, the United Kingdom, New Zealand, and the Netherlands. In addition, we lease and operate nine retail stores across the United States.

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

Holders of Record

As of February 14, 2022, there were approximately 38 shareholders of record of our common stock. This does not include the significant number of beneficial owners whose stock is in nominee or “street name” accounts through brokers, banks or other nominees.

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

Comparison of Cumulative Total Return Since October 25, 2018
Assumes Initial Investment of $100

	10/25/2018	12/29/2018	12/28/2019	1/2/2021	1/1/2022
YETI Holdings, Inc.	$100.00	$87.18	$205.76	$402.76	$487.42
S&P 500 Index	100.00	91.87	119.75	138.83	176.16
S&P 500 Apparel, Accessories & Luxury Goods Index	100.00	81.85	99.78	87.75	91.52

The performance graph shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that section and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act or the Exchange Act.

Item 6. Reserved

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
We distribute our products through a balanced omni-channel platform, consisting of our wholesale and direct-to-consumer (“DTC”) channels. In our wholesale channel, we sell our products through select national and regional accounts and an assemblage of independent retail partners throughout the United States, Canada, Australia, New Zealand, Europe, and Japan. We carefully evaluate and select retail partners that have an image and approach that are consistent with our premium brand and pricing. Our domestic national and regional specialty retailers include Dick’s Sporting Goods, REI, Academy Sports + Outdoors, Bass Pro Shops, Ace Hardware, and Scheels. We sell our products in our DTC channel to customers on YETI.com, country and region specific YETI websites, and YETI Authorized on the Amazon Marketplace, as well as customized products with licensed marks and original artwork through our corporate sales program and at YETI.com. Our corporate sales program offers customized products to corporate customers for a wide-range of related events and activities, and in certain instances may also offer products to re-sell. Additionally, we sell our full line of products in our retail stores.
COVID-19 Pandemic and Operational Update
The COVID-19 pandemic continues to significantly impact the global economy and cause disruption and volatility. We continue to monitor the situation and our focus remains to prioritize the health and safety of our employees and our consumers.

In the final weeks of the first quarter of 2020, our sales were adversely impacted due to the decrease in consumer spending and temporary store closures attributed to the COVID-19 pandemic, which particularly impacted the performance of our wholesale channel. However, in the second quarter of 2020, we began to see increased demand for outdoor recreation and leisure lifestyle products and, to date, consumer demand for our products has remained robust.

The COVID-19 pandemic has impacted some of our manufacturing partners and logistics providers. During 2021, we began experiencing extended inventory transit times, primarily due to port congestion and transportation delays as well as labor and container shortages, which has had, and may continue to have, a negative impact on product availability, most prominently in our wholesale channel. As a result, we remain inventory constrained and continue to work to replenish our distribution channels to meet customer demand.

The resurgence of COVID-19 lockdowns in key sourcing countries, particularly Vietnam, where one of our manufacturing partners experienced an extended shutdown during the third quarter of 2021, has also resulted in additional supply disruptions. Additionally, we have experienced higher inbound freight cost and product input cost inflation as a result of this dynamic environment, which negatively impacted gross margin beginning in the second quarter of 2021. We expect inbound freight costs and certain product input costs will continue to be elevated through 2022.

To date, the COVID-19 pandemic and its effects have not had a material adverse impact on our net sales or operations. We recognize that we are operating in a challenging and highly uncertain landscape and we believe we may continue to experience varying degrees of disruption and volatility. We are continuing to monitor and navigate these conditions, including disruptions to our supply chain and product availability, as well as costs, and potentially take additional actions to address and manage them. While we intend to focus on disciplined investments for future, long-term growth, in certain circumstances, there may be developments outside our control requiring us to adjust our operating plan. As such, given the dynamic nature of this situation, including resurgences of COVID-19 and, in particular, new and more contagious or vaccine resistant variants, as well as uncertainties about the magnitude and duration of global supply chain constraints, we cannot reasonably estimate the impacts that these conditions may have on our financial condition, results of operations or cash flows in the future. For additional information, see Part I-Item 1A, “Risk Factors - Risks Related to Market and Global Economic Conditions,” included herein for updates to our risk factors regarding risks associated with the COVID-19 pandemic.

Recent Developments

New Distribution Facility

To support the continued growth of our business, we entered into a service agreement with a third-party logistics provider to operate a new distribution facility in Memphis, Tennessee with approximately 970,000 square feet. The service agreement commenced at the end of the second quarter of 2021. The initial term of the agreement is 5 years. We began distributing from this facility in the third quarter of 2021, and we exited our distribution facility in Dallas, Texas in the fourth quarter of 2021.
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

Fiscal Year. We have a 52- or 53-week fiscal year that ends on the Saturday closest in proximity to December 31, such that each quarterly period will be 13 weeks in length, except during a 53-week year when the fourth quarter will be 14 weeks. Our fiscal years 2021 and 2019 ended on January 1, 2022 and December 28, 2019, respectively, spanned 52 weeks each, whereas our fiscal year 2020 ended January 2, 2021 included 53 weeks. Unless otherwise stated, references to particular years, quarters, months and periods refer to our fiscal years ended in December and the associated quarters, months, and periods of those fiscal years.

Results of Operations
The following table sets forth selected statement of operations data, and their corresponding percentage of net sales, for the periods indicated (dollars in thousands):

	Fiscal Year Ended
	January 1, 2022		January 2, 2021		December 28, 2019
Statement of Operations
Net sales	$1,410,989	100%	$1,091,721	100%	$913,734	100%
Cost of goods sold	594,876	42%	462,918	42%	438,420	48%
Gross profit	816,113	58%	628,803	58%	475,314	52%
Selling, general, and administrative expenses	541,175	38%	414,570	38%	385,543	42%
Operating income	274,938	19%	214,233	20%	89,771	10%
Interest expense	(3,339)	—%	(9,155)	1%	(21,779)	2%
Other income (expense)	(3,189)	—%	123	—%	(734)	—%
Income before income taxes	268,410	19%	205,201	19%	67,258	7%
Income tax expense	(55,808)	4%	(49,400)	5%	(16,824)	2%
Net income	$212,602	15%	$155,801	14%	$50,434	6%

Year Ended January 1, 2022 Compared to Year Ended January 2, 2021

	Fiscal Year Ended
	January 1, 2022	January 2, 2021	Change
(dollars in thousands)			$	%
Net sales	$1,410,989	$1,091,721	$319,268	29%
Gross profit	816,113	628,803	187,310	30%
Gross margin (Gross profit as a % of net sales)	57.8%	57.6%
Selling, general, and administrative expenses	$541,175	$414,570	$126,605	31%
SG&A as a % of net sales	38.4%	38.0%

Net Sales

Net sales increased $319.3 million, or 29%, to $1,411.0 million in 2021 from $1,091.7 million in 2020. The increase in net sales was driven by our faster growing DTC channel as well as growth in our wholesale channel. DTC channel net sales increased $203.9 million, or 35%, to $784.7 million in 2021 from $580.9 million in 2020, driven by both Drinkware and Coolers & Equipment categories. Net sales in our DTC channel continue to be favorably impacted by strong demand for outdoor recreation and leisure lifestyle products as well as a favorable shift to online shopping, resulting in an increase in sales volume during the period. As a result, our channel mix continued to shift towards our DTC channel from 53% in 2020 to 56% in 2021. Net sales in our wholesale channel increased $115.4 million, or 23%, to $626.3 million in 2021 from $510.9 million in 2020, primarily driven by both Drinkware and Coolers & Equipment. In the second quarter of 2020, wholesale channel net sales were adversely impacted by the temporary store closures due to the COVID-19 pandemic.

Net sales in our two primary product categories were as follows:
•Drinkware net sales increased $203.9 million, or 32%, to $832.4 million in 2021 from $628.6 million in 2020, primarily driven by the continued expansion of our Drinkware product offerings, including the introduction of new colorways and sizes, and strong demand for customization.
•Coolers & Equipment net sales increased $105.3 million, or 24%, to $551.9 million in 2021 from $446.6 million in 2020, primarily driven by the strong performance in bags, outdoor living products, soft coolers, and hard coolers.

Gross Profit

Gross profit increased $187.3 million, or 30%, to $816.1 million in 2021 from $628.8 million in 2020. Gross margin increased 20 basis points to 57.8% in 2021 from 57.6% in 2020. The increase in gross margin was primarily driven by:

•lower inventory reserves, which favorably impacted gross margin by approximately 100 basis points;
•an increase in the mix of higher margin DTC channel net sales, which favorably impacted gross margin by approximately 60 basis points;
•product cost improvements across our product portfolio, net of the impact of product input cost inflation, which favorably impacted gross margin by approximately 40 basis points; and
•fewer promotions in our DTC channel, which favorably impacted gross margin by 10 basis points.

These gains were mostly offset by 90 basis points from higher inbound freight, 80 basis points from the unfavorable impact of the non-renewal of the Global System of Preferences (“GSP”), which impacted import duties primarily on our hard coolers, as well as other impacts, which unfavorably impacted gross margin by 20 basis points.

Selling, General, and Administrative Expenses

SG&A expenses increased by $126.6 million, or 31%, to $541.2 million in 2021 from $414.6 million in 2020. As a percentage of net sales, SG&A expenses increased 40 basis points to 38.4% in 2021 from 38.0% in 2020. The increase in SG&A expenses resulted from:
•an increase in variable expenses of $41.9 million, resulting in a 20 basis point increase as a percent of net sales, driven by the increased mix of our faster growing and higher gross margin DTC channel, which grew to 56% of net sales for the year comprised of:
–higher distribution costs including outbound freight, third-party logistics fees, credit card processing fees, and online marketplace fees; and
•an increase in non-variable expenses of $84.7 million, resulting in a 20 basis point increase as a percent of net sales, comprised of:
–an increase in marketing expenses; employee costs, including higher incentive compensation; non-variable distribution costs, including third-party logistics fees; non-cash stock-based compensation expense; facility costs and other operating expenses; information technology expenses; depreciation and amortization expense; and business optimization expenses associated with our new distribution facility in Memphis, Tennessee.

Non-Operating Expenses

Interest expense was $3.3 million in 2021, compared to $9.2 million in 2020. The decrease in interest expense was primarily due to decreased outstanding long-term debt under our Credit Facility.

Income tax expense was $55.8 million in 2021, compared to $49.4 million in 2020. Our effective tax rate for 2021 was 21% compared to 24% for 2020. The decrease in the effective tax rate was primarily due to a higher tax benefit related to stock-based compensation in 2021 compared to 2020.

Year Ended January 2, 2021 Compared to Year Ended December 28, 2019

	Fiscal Year Ended
	January 2, 2021	December 28, 2019	Change
(dollars in millions)			$	%
Net sales	$1,091,721	$913,734	$177,987	19%
Gross profit	628,803	475,314	153,489	32%
Gross margin (Gross profit as a % of net sales)	57.6%	52.0%
Selling, general, and administrative expenses	$414,570	$385,543	$29,027	8%
SG&A as a % of net sales	38.0%	42.2%

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
Net sales in our two primary product categories were as follows:
•Drinkware net sales increased $102.3 million, or 19%, to $628.6 million in 2020 from $526.2 million in 2019, primarily driven by the continued expansion of our Drinkware product offerings, including the introduction of new colorways and sizes, and strong demand for customization.
•Coolers & Equipment net sales increased $77.7 million, or 21%, to $446.6 million in 2020 from $368.9 million in 2019, primarily driven by the strong performance of hard coolers, soft coolers, outdoor living products, and cargo.

Gross Profit
Gross profit increased $153.5 million, or 32%, to $628.8 million in 2020 from $475.3 million in 2019. Gross margin increased 560 basis points to 57.6% in 2020 from 52.0% in 2019. The increase in gross margin was primarily driven by the following:
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

Selling, General, and Administrative Expenses
SG&A expenses increased by $29.0 million, or 8%, to $414.6 million in 2020 from $385.5 million in 2019. As a percentage of net sales, SG&A expenses decreased 420 basis points to 38.0% in 2020 from 42.2% in 2019. The increase in SG&A expenses resulted from:
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
Liquidity and Capital Resources
General
Our cash requirements have principally been for working capital purposes, long-term debt repayments, and capital expenditures. We fund our working capital, primarily inventory and accounts receivable, and capital investments from cash flows from operating activities, cash on hand, and borrowings available under our Revolving Credit Facility (as defined below). As discussed under “—COVID-19 and Operational Update” above, although the potential magnitude and economic impacts of COVID-19 and its effects are highly uncertain, we believe that our current operating performance, operating plan, our strong cash position, including cash generated from operations and borrowings available under our Revolving Credit Facility, will be sufficient to satisfy our foreseeable liquidity needs and capital expenditure requirements, including for at least the next twelve months.
Current Liquidity
As of January 1, 2022, we had a cash balance of $312.2 million, $54.3 million of working capital (excluding cash), and $150.0 million of borrowings available under the Revolving Credit Facility.
Credit Facility
We are party to a senior secured credit agreement (the “Credit Facility”) that provides for a $150.0 million Revolving Credit Facility maturing on December 17, 2024 (the “Revolving Credit Facility”) and a $300.0 million Term Loan A maturing on December 17, 2024 (the “Term Loan A”). At January 1, 2022, we had $112.5 million principal amount of indebtedness outstanding under the Term Loan A and no outstanding borrowings under the Revolving Credit Facility. The weighted average interest rate for borrowings under Term Loan A was 1.85%, as of January 1, 2022.
The Credit Facility requires us to comply with certain covenants, including financial covenants regarding our total net leverage ratio and interest coverage ratio. Fluctuations in these ratios may increase our interest expense. Failure to comply with these covenants and certain other provisions of the Credit Facility, or the occurrence of a change of control, could result in an event of default and an acceleration of our obligations under the Credit Facility or other indebtedness that we may incur in the future. At January 1, 2022, we were in compliance with all covenants and expect to remain in compliance with all covenants under the Credit Facility.

Share Repurchase Plan

On February 27, 2022, the Company’s Board of Directors authorized the repurchase of up to $100 million of the Company’s common stock over the next year. The common stock may be repurchased from time to time at prevailing prices in the open market, through plans designed to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, via private purchases through forward, derivative, accelerated share repurchase transactions or otherwise, subject to applicable regulatory restrictions on volume, pricing and timing. The timing, manner, price, and actual amount of share repurchases will be determined, at management’s discretion, based on various factors, including, but not limited to, stock price, economic and market conditions, other capital management needs and opportunities, and corporate and regulatory considerations. YETI has no obligation to repurchase any amount of its common stock, and such repurchases, if any, may be suspended or discontinued at any time.

Material Cash Requirements

For 2022, we expect capital expenditures for property and equipment to be approximately $60 million, primarily to support investments in technology and new product innovation and launches.

The following table summarizes current and long-term material cash requirements for contractual and other obligations as of January 1, 2022 (in thousands):

	Material Cash Requirements
	Total	2022	2023	2024	2025	2026	Thereafter
Long-term debt principal payment	$112,500	$22,500	$22,500	$67,500	$—	$—	$—
Interest	$5,590	2,316	1,894	1,380	—	—	—
Operating lease obligations	$76,184	12,991	13,156	13,224	12,470	11,177	13,166
Finance leases	$9,807	2,245	2,078	2,325	1,995	1,164	—
Other noncancellable agreements (1)	$68,621	23,637	18,313	8,577	7,571	1,716	8,807
Total	$272,702	$63,689	$57,941	$93,006	$22,036	$14,057	$21,973
_________________________________________
(1)We have entered into commitments for service and maintenance agreements related to our management information systems, distribution contracts, advertising, sponsorships, and licensing agreements.
The table of our material cash requirements above excludes unrecognized tax benefits as we are unable to reasonably predict the timing of settlement of liabilities, if any, related to unrecognized tax benefits. As of January 1, 2022, we had unrecognized tax benefits of $12.9 million.

Cash Flows from Operating, Investing and Financing Activities
The following table summarizes our cash flows from operating, investing and financing activities for the periods indicated (in thousands):

	Fiscal Year Ended
	January 1, 2022	January 2, 2021	December 28, 2019
Cash flows provided by (used in):
Operating activities	$146,520	$366,427	$86,893
Investing activities	(65,756)	(22,944)	(48,691)
Financing activities	(23,019)	(163,191)	(45,687)

Operating Activities
Cash flows related to operating activities are dependent on net income, non-cash adjustments to net income, and changes in working capital.
The decrease in cash provided by operating activities in 2021 compared to cash provided by operating activities in 2020 is primarily due to an increase in cash used for working capital, partially offset by an increase in net income, adjusted for non-cash items, for the periods compared. The increase in working capital was primarily due to an increase in inventory, partially offset by an increase in accounts payable.
The increase in cash provided by operating activities in 2020 compared to cash provided by operating activities in 2019 is primarily due to an increase in cash provided by working capital and an increase in net income, adjusted for non-cash items, for the periods compared. The increase in working capital was primarily due to a decrease in inventory and an increase in accounts payable.
Investing Activities
The increase in cash used in investing activities in 2021 compared to 2020 primarily related to increased purchases for technology upgrades and enhancements, including the phased upgrade of our SAP enterprise resource planning (“ERP”) system and investment in data analytics, as well as production molds, tooling and equipment, and facilities.
The decrease in cash used in investing activities in 2020 compared to 2019 primarily related to lower purchases of property and equipment for technology systems infrastructure, production molds, tooling, and equipment, and facilities, and decreased additions of intangibles such as trademarks, patents, and trade dress assets.
Financing Activities
The decrease in cash used in financing activities in 2021 compared to 2020 was primarily driven by lower repayments of long-term debt in 2021.
The increase in cash used in financing activities in 2020 compared to 2019 was primarily driven by higher repayments of long-term debt in 2020.

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
Our terms of sale provide limited return rights. We may accept, and have at times accepted, returns outside our terms of sale at our sole discretion. We may also, at our sole discretion, provide our retail partners with sales discounts and allowances. We record estimated sales returns, discounts, and miscellaneous customer claims as reductions to net sales at the time revenues are recorded. We base our estimates upon historical experience and trends, and upon approval of specific returns or discounts. Actual returns and discounts in any future period are inherently uncertain and thus may differ from our estimates. If actual or expected future returns and discounts were significantly greater or lower than the reserves we had established, we would record a reduction or increase to net sales in the period in which we made such determination. A 10% change in our estimated reserve for sales returns, discounts, and miscellaneous claims for 2021 would have impacted net sales by $1.2 million.

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
Valuation of Goodwill and Indefinite-Lived Intangible Assets
Goodwill and intangible assets are recorded at cost, or at their estimated fair values at the date of acquisition. We review goodwill and indefinite-lived intangible assets for impairment annually or whenever events or changes in circumstances indicate the carrying amount may be impaired. In conducting our annual impairment test, we first review qualitative factors to determine whether it is more likely than not that the fair value of the asset, or reporting units, is less than its carrying amount. If factors indicate that the fair value is less than its carrying amount, we perform a quantitative assessment, analyzing the expected present value of future cash flows to quantify the amount of impairment, if any. Based on our qualitative assessment performed during the fourth quarter of 2021, we determined that it is not more likely than not that the fair value of each reporting unit is lower than its carrying value; therefore, the quantitative impairment test was not required. We did not record any goodwill or indefinite-lived intangible assets impairment charges during the years ended January 1, 2022, January 2, 2021, and December 28, 2019.

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
Income Taxes
We are subject to taxation in the United States, as well as various state and foreign jurisdictions. The determination of our provision for income taxes requires significant judgment, the use of estimates, and the interpretation and application of complex tax laws. On an interim basis, we estimate our effective tax rate for the full fiscal year. This estimated annual effective tax rate is then applied to the year-to-date income before income taxes, excluding infrequently occurring or unusual items, to determine the year-to-date income tax expense. The income tax effects of infrequent or unusual items are recognized in the interim period in which they occur. As the fiscal year progresses, we continually refine our estimate based upon actual events and earnings by jurisdiction during the year. This continual estimation process periodically results in a change to our expected effective tax rate for the fiscal year. When this occurs, we adjust the income tax provision during the quarter in which the change in estimate occurs.
Tax filing positions are evaluated, and we recognize the largest amount of tax benefit that is more likely than not to be sustained upon examination by the taxing authorities based on the technical merits of the tax position. On a quarterly basis, we evaluate the probability that a tax position will be effectively sustained and the appropriateness of the amount recognized for uncertain tax positions based on factors including changes in facts or circumstances, changes in tax law, and audit activity. Changes in our assessment may result in the recognition of a tax benefit or an additional charge to the tax provision in the period our assessment changes. We recognize interest and penalties related to unrecognized tax benefits in the provision for income taxes in the consolidated statements of operations.
Recent Accounting Pronouncements
For a description of recent accounting pronouncements, see “Recently Adopted Accounting Pronouncements” and “Recent Accounting Guidance Not Yet Adopted” in Note 1 of the Notes to Consolidated Financial Statements included herein.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk
In order to maintain liquidity and fund business operations, our long-term Credit Facility bears a variable interest rate based on prime, federal funds, or LIBOR plus an applicable margin based on our total net leverage ratio. The nature and amount of our long-term debt can be expected to vary as a result of future business requirements, market conditions, and other factors. We may elect to enter into interest rate swap contracts to reduce the impact associated with interest rate fluctuations, but as of January 1, 2022, we have not entered into any such contracts. Based on the balance outstanding under our Term Loan A at January 1, 2022, we estimate that a 1% increase or decrease in underlying interest rates would increase or decrease annual interest expense by $1.1 million in any given fiscal year. See Item 1A, Risk Factors under “The uncertainty regarding the phase-out of LIBOR may negatively impact our operating results” for a discussion of the interest rate risk related the ongoing phase-out of LIBOR.
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

Foreign Currency Risk
Our international sales are primarily denominated in the Canadian dollar, Australian dollar, Euro, British pound, and New Zealand dollar and any unfavorable movement in the exchange rate between the U.S. dollar and these currencies could have an adverse impact on our revenue. During 2021, net sales from our international entities accounted for 9% of our consolidated net sales, and therefore we do not believe exposure to foreign currency fluctuations would have a material impact on our net sales. A portion of our operating expenses are incurred outside the Unites States and are denominated in foreign currencies, which are also subject to fluctuations due to changes in foreign currency exchange rates. In addition, our suppliers may incur many costs, including labor costs, in other currencies. To the extent that exchange rates move unfavorably for our suppliers, they may seek to pass these additional costs on to us, which could have a material impact on our gross margin. In addition, a strengthening of the U.S. dollar may increase the cost of our products to our customers outside of the United States. Our operating results and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates. However, we believe that the exposure to foreign currency fluctuations from operating expenses is not material at this time as the related costs accounted for 8% of our total operating expenses.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of YETI Holdings, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheet of YETI Holdings, Inc. and its subsidiaries (the “Company”) as of January 1, 2022, and the related consolidated statements of operations, of comprehensive income, of equity, and of cash flows for the year then ended, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of January 1, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 1, 2022, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 1, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audit of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue Recognition

As described in Note 1 to the consolidated financial statements, the Company’s revenue is generated from the sale of its products to customers either through wholesale or direct-to-consumer (DTC) channels. Revenue from wholesale transactions is generally recognized at the time products are shipped based on contractual terms with the customer. Revenue from the DTC channel is generally recognized at the point of sale in retail stores and at the time products are shipped for e-commerce transactions and corporate sales based on contractual terms with the customer. The Company’s consolidated net sales were $1.4 billion for the fiscal year ended January 1, 2022.

The principal consideration for our determination that performing procedures relating to revenue recognition is a critical audit matter is the significant audit effort in performing procedures related to the Company’s revenue recognition.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process. These procedures also included, among others, (i) evaluating the recognition of revenue, on a sample basis, by obtaining and inspecting shipping documents and cash receipts, where applicable, and (ii) testing the cutoff of revenue transactions on a sample basis.

/s/ PricewaterhouseCoopers LLP
Austin, Texas
February 28, 2022

We have served as the Company’s auditor since 2021.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
YETI Holdings, Inc.

Opinion on the financial statements
We have audited the accompanying consolidated balance sheet of YETI Holdings, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of January 2, 2021, and the related consolidated statements of operations, comprehensive income, equity (deficit), and cash flows for each of the two years in the period ended January 2, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 2, 2021, and the results of its operations and its cash flows for each of the two years in the period ended January 2, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ GRANT THORNTON LLP
We served as the Company’s auditor from 2014 to 2021.

Dallas, Texas
March 1, 2021

YETI HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	January 1, 2022	January 2, 2021
ASSETS
Current assets
Cash	$312,189	$253,283
Accounts receivable, net	109,530	65,417
Inventory	318,864	140,111
Prepaid expenses and other current assets	29,584	17,686
Total current assets	770,167	476,497
Property and equipment, net	119,044	78,075
Operating lease right-of-use assets	54,971	34,090
Goodwill	54,293	54,293
Intangible assets, net	95,314	92,078
Other assets	2,575	2,034
Total assets	$1,096,364	$737,067

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$191,319	$123,621
Accrued expenses and other current liabilities	132,309	89,068
Taxes payable	14,514	18,316
Accrued payroll and related costs	30,844	25,810
Operating lease liabilities	10,167	8,247
Current maturities of long-term debt	24,560	22,697
Total current liabilities	403,713	287,759
Long-term debt, net of current portion	95,741	111,017
Operating lease liabilities, non-current	55,940	36,546
Other liabilities	23,147	13,327
Total liabilities	578,541	448,649

Commitments and contingencies (Note 13)

Stockholders’ Equity
Common stock, par value $0.01; 600,000 shares authorized; 87,727 and 87,128 shares outstanding at January 1, 2022 and January 2, 2021, respectively	877	871
Preferred stock, par value $10; 30,000 shares authorized; no shares issued or outstanding	—	—
Additional paid-in capital	337,735	321,678
Retained earnings (accumulated deficit)	178,858	(33,744)
Accumulated other comprehensive income (loss)	353	(387)
Total stockholders’ equity	517,823	288,418
Total liabilities and stockholders’ equity	$1,096,364	$737,067
See Notes to Consolidated Financial Statements

YETI HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Fiscal Year Ended
	January 1, 2022	January 2, 2021	December 28, 2019
Net sales	$1,410,989	$1,091,721	$913,734
Cost of goods sold	594,876	462,918	438,420
Gross profit	816,113	628,803	475,314
Selling, general, and administrative expenses	541,175	414,570	385,543
Operating income	274,938	214,233	89,771
Interest expense	(3,339)	(9,155)	(21,779)
Other (expense) income	(3,189)	123	(734)
Income before income taxes	268,410	205,201	67,258
Income tax expense	(55,808)	(49,400)	(16,824)
Net income	$212,602	$155,801	$50,434

Net income per share
Basic	$2.43	$1.79	$0.59
Diluted	$2.40	$1.77	$0.58

Weighted-average common shares outstanding
Basic	87,425	86,978	85,088
Diluted	88,666	87,847	86,347
See Notes to Consolidated Financial Statements

YETI HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Fiscal Year Ended
	January 1, 2022	January 2, 2021	December 28, 2019
Net income	$212,602	$155,801	$50,434
Other comprehensive income (loss)
Foreign currency translation adjustments	740	(391)	98
Total comprehensive income	$213,342	$155,410	$50,532
See Notes to Consolidated Financial Statements

YETI HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance, December 29, 2018	84,196	$842	$268,327	$(240,104)	$(94)	$28,971
Stock-based compensation	—	—	52,332	—	—	52,332
Common stock issued under employee benefit plans	3,023	30	3,531	—	—	3,561
Common stock withheld related to net share settlement of stock-based compensation	(445)	(4)	(13,512)	—	—	(13,516)
Adoption of new accounting standard	—	—	—	500	—	500
Dividends	—	—	—	(375)	—	(375)
Other comprehensive income	—	—	—	—	98	98
Net income	—	—	—	50,434	—	50,434
Balance, December 28, 2019	86,774	$868	$310,678	$(189,545)	$4	$122,005
Stock-based compensation	—	—	9,009	—	—	9,009
Common stock issued under employee benefit plans	383	4	3,018	—	—	3,022
Common stock withheld related to net share settlement of stock-based compensation	(29)	(1)	(1,027)	—	—	(1,028)
Other comprehensive loss	—	—	—	—	(391)	(391)
Net income	—	—	—	155,801	—	155,801
Balance, January 2, 2021	87,128	$871	$321,678	$(33,744)	$(387)	$288,418
Stock-based compensation	—	—	15,474	—	—	15,474
Common stock issued under employee benefit plans	641	6	4,089	—	—	4,095
Common stock withheld related to net share settlement of stock-based compensation	(42)	—	(3,506)	—	—	(3,506)
Other comprehensive income	—	—	—	—	740	740
Net income	—	—	—	212,602	—	212,602
Balance, January 1, 2022	87,727	$877	$337,735	$178,858	$353	$517,823
See Notes to Consolidated Financial Statements

YETI HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Fiscal Year Ended
	January 1, 2022	January 2, 2021	December 28, 2019
Cash Flows from Operating Activities:
Net income	$212,602	$155,801	$50,434
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	32,070	30,535	28,959
Amortization of deferred financing fees	679	935	2,189
Stock-based compensation	15,474	9,009	52,332
Deferred income taxes	5,147	(3,827)	15,615
Impairment of long-lived assets	2,473	1,051	616
Loss on prepayment, modification, or extinguishment of debt	—	1,064	643
Other	1,022	(74)	—
Changes in operating assets and liabilities:
Accounts receivable, net	(44,681)	16,353	(19,940)
Inventory	(179,803)	46,052	(40,541)
Other current assets	(10,587)	1,982	(6,798)
Accounts payable and accrued expenses	112,773	89,125	6,614
Taxes payable	(3,781)	14,943	(3,101)
Other	3,132	3,478	(129)
Net cash provided by operating activities	146,520	366,427	86,893
Cash Flows from Investing Activities:
Purchases of property and equipment	(56,121)	(15,566)	(32,077)
Additions of intangibles, net	(9,635)	(7,378)	(16,614)
Net cash used in investing activities	(65,756)	(22,944)	(48,691)
Cash Flows from Financing Activities:
Repayments of long‑term debt	(22,500)	(165,000)	(34,875)
Proceeds from employee stock transactions	4,095	3,022	3,561
Taxes paid in connection with employee stock transactions	(3,506)	(1,028)	(13,516)
Finance lease principal payment	(1,108)	(185)	(74)
Borrowings under revolving line of credit	—	50,000	—
Repayments under revolving credit facility	—	(50,000)	—
Repayments of Term Loan A in connection with amendment	—	—	(64,250)
Proceeds from borrowings in connection with amendment	—	—	66,238
Payments of deferred financing fees	—	—	(2,135)
Dividends	—	—	(636)
Net cash used in financing activities	(23,019)	(163,191)	(45,687)
Effect of exchange rate changes on cash	1,161	476	(51)
Net increase (decrease) in cash	58,906	180,768	(7,536)
Cash, beginning of period	253,283	72,515	80,051
Cash, end of period	$312,189	$253,283	$72,515
See Notes to Consolidated Financial Statements

YETI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES
Organization and Business
Headquartered in Austin, Texas, YETI Holdings, Inc. is a global designer, retailer, and distributor of innovative outdoor products. From coolers and drinkware to bags and apparel, YETI products are built to meet the unique and varying needs of diverse outdoor pursuits, whether in the remote wilderness, at the beach, or anywhere life takes you. We sell our products through our wholesale channel, including independent retailers, national, and regional accounts across a wide variety of end user markets, as well as through our direct-to-consumer (“DTC”) channel, primarily on YETI.com, country and region-specific YETI websites, YETI Authorized on the Amazon Marketplace, our corporate sales program, and our retail stores. We operate in the U.S., Canada, Australia, New Zealand, Europe, Hong Kong, China, Singapore, and Japan.
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
Fiscal Year End
We have a 52- or 53-week fiscal year that ends on the Saturday closest in proximity to December 31, such that each quarterly period will be 13 weeks in length, except during a 53-week year when the fourth quarter will be 14 weeks. Fiscal year 2021 was a 52-week period, fiscal year 2020 was a 53-week period, and fiscal year 2019 was a 52-week period. The consolidated financial results represent the fiscal years ended January 1, 2022 (“2021”), January 2, 2021 (“2020”), and December 28, 2019 (“2019”).
Accounts Receivable
Accounts receivable are carried at original invoice amount less estimated credit losses. Upon initial recognition of a receivable, we estimate credit losses over the contractual term of the receivable and establish an allowance for credit losses based on historical experience, current available information, and expectations of future economic conditions. We mitigate credit loss risk from accounts receivable by assessing customers for credit worthiness, including ongoing credit evaluations and their payment trends. Credit risk is limited due to ongoing monitoring, high geographic customer distribution, and low concentration of risk. As the risk of loss is determined to be similar based on the credit risk factors, we aggregate receivables on a collective basis when assessing credit losses. Accounts receivable are uncollateralized customer obligations due under normal trade terms typically requiring payment within 30 to 90 days of sale. Receivables are written off when deemed uncollectible. Recoveries of trade receivables previously written off are recorded to income when received. As of January 1, 2022 and January 2, 2021, one customer accounted for 36% and 30% of our total accounts receivable, net, respectively. Our allowance for credit losses was $1.6 million as of January 1, 2022 and $1.3 million as of January 2, 2021, respectively.

Advertising
Advertising costs are expensed in the period in which the advertising occurs and included in selling, general and administrative expenses in our consolidated statements of operations. Advertising costs were $61.9 million, $42.9 million, and $39.0 million for 2021, 2020, and 2019, respectively. At January 1, 2022 and January 2, 2021, prepaid advertising costs were $1.2 million and $0.9 million, respectively.
Cash
We maintain our cash in bank deposit accounts which, at times, may exceed federally insured limits. We have not historically experienced any losses in such accounts.
Comprehensive Income
Our comprehensive income is determined based on net income adjusted for gains and losses on foreign currency translation adjustments.
Concentration of Risk
We are exposed to risk due to our concentration of business activity with certain third-party contract manufacturers of our products. For hard coolers, soft coolers, Drinkware, bags, outdoor living and pet products, our two largest manufacturers comprised approximately 89%, 84%, 75%, 93%, and 92%, respectively, of our production volume during 2021. For cargo, two manufacturers accounted for all of the production in 2021.
Deferred Financing Fees
Costs incurred upon the issuance of our debt instruments are capitalized and amortized over the life of the associated debt instrument on a straight-line basis, in a manner that approximates the effective interest method. If the debt instrument is retired before its scheduled maturity date, any remaining issuance costs associated with that debt instrument are expensed in the same period. Deferred financing fees related to our $450.0 million senior secured Credit Facility are reported in “Long-term debt, net of current portion” as a direct reduction of the carrying amount of our outstanding long-term debt. At January 1, 2022 and January 2, 2021, the amortization of deferred financing fees included in interest expense was $0.7 million and $0.9 million, respectively.
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
For our annual goodwill impairment tests in the fourth quarters of 2021 and 2020, we performed a qualitative assessment to determine whether the fair value of goodwill was more likely than not less than the carrying value. Based on economic conditions and industry and market considerations, we determined that it was more likely than not that the fair value of goodwill was greater than its carrying value; therefore, the quantitative impairment test was not performed. Therefore, we did not record any goodwill impairment for the years 2021 and 2020.
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
In addition, external legal costs incurred in the defense of our patents and trademarks are capitalized when we believe that the future economic benefit of the intangible asset will be increased, and a successful defense is probable. In the event of a successful defense, the settlements received are netted against the external legal costs that were capitalized. Capitalized patent and trademark defense costs are amortized over the remaining useful life of the asset. Where the defense of the patent and trademark maintains rather than increases the expected future economic benefits from the asset, the costs would generally be expensed as incurred. The external legal costs incurred and settlements received may not occur in the same period. Capitalized costs incurred during 2019, 2020, and 2021 primarily relate to external legal costs incurred in the defense of our patents and trademarks, net of settlements received.
Income Taxes
We provide for income taxes at the enacted rate applicable for the appropriate tax jurisdictions. Deferred taxes are provided on an asset and liability method, which requires the recognition of deferred tax assets and liabilities for expected future consequences of temporary differences between the financial reporting and income tax bases of assets and liabilities using enacted tax rates. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.
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
Inventories
Inventories, consisting primarily of finished goods and an immaterial level of component parts, are valued at the lower of cost or net realizable value. Cost is determined using weighted-average costs, including all costs incurred to deliver inventory to our distribution facilities, such as inbound freight, import duties and tariffs. Net realizable value is defined as the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. We make ongoing estimates relating to the net realizable value of inventories based upon our assumptions about future demand and market conditions.

Property and Equipment
We record property and equipment at their original acquisition costs and we depreciate them based on a straight-line method over their estimated useful lives. We capitalize direct internal and external costs related to software used for internal purposes. Expenditures for repairs and maintenance are expensed as incurred, while asset improvements that extend the useful life are capitalized. The useful lives for property and equipment are as follows:

Leasehold improvements	lesser of 10 years, remaining lease term, or estimated useful life of the asset
Molds and tooling	3 - 5 years
Furniture and equipment	3 - 7 years
Computers and software	3 - 7 years
Research and Development Costs
Research and development costs are expensed as incurred and consist primarily of employee compensation, including non-cash stock-based compensation expense, and miscellaneous supplies. Research and development costs are recorded in selling, general, and administrative expenses. Research and development expenses were $13.7 million, $11.2 million, and $20.5 million, for 2021, 2020, and 2019, respectively. The research and development costs in 2019 were higher primarily due to a one-time non-cash stock-based compensation expense related to pre-IPO performance-based restricted stock units that vested and were fully recognized in the fourth quarter of 2019. See Note 10 for further discussion.

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
Shipping and Handling Costs

Amounts charged to customers for shipping and handling are included in net sales. Our cost of goods sold includes inbound freight charges for product delivery from our third-party contract manufacturers. The cost of product shipment to our customers, which is included in selling, general and administrative expenses in our consolidated statements of operations, was $89.7 million, $62.7 million, and $39.9 million for 2021, 2020, and 2019, respectively.

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

The grant date fair value of restricted stock units, restricted stock awards, and deferred stock units is based on the closing price of our common stock on the award date, the grant date fair value of performance-based restricted stock awards is estimated on the award date using a Monte Carlo simulation model, and the grant date fair value of each stock option granted is estimated on the award date using the Black-Scholes model. The Monte Carlo simulation and Black-Scholes model require various judgmental assumptions including volatility, forfeiture rates and expected option life. No stock options were granted in 2021 or 2020.

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

Warranty
Warranty liabilities are recorded at the time of sale for the estimated costs that may be incurred under the terms of our limited warranty. We make and revise these estimates primarily based on the number of units under warranty, historical experience of warranty claims, and an estimated per unit replacement cost. The liability for warranties is included in accrued expenses in our consolidated balance sheets. The specific warranty terms and conditions vary depending upon the product sold, but are generally warranted against defects in material and workmanship ranging from three to five years. Our warranty only applies to the original owner. If actual product failure rates or repair costs differ from estimates, revisions to the estimated warranty liabilities would be required and could materially affect our financial condition and operating results. Warranty reserves were $10.3 million and $8.9 million as of January 1, 2022 and January 2, 2021, respectively. Warranty costs included in costs of goods sold were $6.9 million, $5.1 million, and $3.8 million for 2021, 2020, and 2019, respectively.
Recently Adopted Accounting Pronouncements
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
Recent Accounting Guidance Not Yet Adopted

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This ASU provides an optional expedient and exceptions for applying generally accepted accounting principles to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The ASU provides companies with optional guidance to ease the potential accounting burden associated with transitioning away from reference rates that are expected to be discontinued. The ASU can be adopted no later than December 1, 2022 (fiscal year 2023) with early adoption permitted. We are evaluating the effect of adopting this new accounting guidance. The impact of this guidance on our financial statements and related disclosures will continue to be evaluated through the application period, and is not expected to be material.

2. REVENUE
Contract Balances
Accounts receivable represent an unconditional right to receive consideration from a customer and are recorded at net invoiced amounts, less an estimated allowance for doubtful accounts.
Contract liabilities are recorded when the customer pays consideration before the transfer of a good to the customer and thus represent our obligation to transfer the good to the customer at a future date. Our contract liabilities relate to advance cash deposits received from customers for certain customized product orders. As products are shipped and control transfers, we recognize contract liabilities as revenue.
The following table provides information about accounts receivable and contract liabilities at the periods indicated (in thousands):

	January 1, 2022	January 2, 2021
Accounts receivable, net	$109,530	$65,417
Contract liabilities	(20,761)	(11,074)
During the year ended January 1, 2022, we recognized $11.1 million of revenue that was previously included in the contract liability balance at the beginning of the period.

Disaggregation of Revenue
The following table disaggregates our net sales by channel, product category, and geography for the periods indicated (in thousands):

	2021	2020	2019
Net Sales by Channel:
Wholesale	$626,259	$510,861	$527,634
Direct-to-consumer	784,730	580,860	386,100
Total net sales	$1,410,989	$1,091,721	$913,734

Net Sales by Category:
Coolers & Equipment	$551,861	$446,585	$368,874
Drinkware	832,428	628,566	526,241
Other	26,700	16,570	18,619
Total net sales	$1,410,989	$1,091,721	$913,734

Net Sales by Geographic Region:
United States	$1,277,177	$1,025,393	$873,867
International	133,812	66,328	39,867
Total net sales	$1,410,989	$1,091,721	$913,734

Customers that accounted for 10% or more of gross sales were as follows:

	2021	2020	2019
Customer A	10%	*	15%
_______________________________________
*Gross sales were less than 10%.

3. PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets include the following (in thousands):

	January 1, 2022	January 2, 2021
Prepaid expenses	$16,110	$12,174
Prepaid taxes	9,417	433
Other	4,057	5,079
Total prepaid expenses and other current assets	$29,584	$17,686

4. PROPERTY AND EQUIPMENT
Property and equipment consisted of the following at the dates indicated (in thousands):

	January 1, 2022	January 2, 2021
Production molds, tooling, and equipment	$89,611	$60,331
Furniture, fixtures, and equipment	10,055	8,204
Computers and software	84,169	63,343
Leasehold improvements	42,399	37,933
Finance leases	10,725	1,208
Property and equipment, gross	236,959	171,019
Accumulated depreciation	(117,915)	(92,944)
Property and equipment, net	$119,044	$78,075

Depreciation expense was $25.7 million, $24.6 million, and $23.2 million for 2021, 2020, and 2019, respectively.

Geographic Information

Property and equipment, net by geographical region was as follows as of the dates indicated (in thousands):

	January 1, 2022	January 2, 2021
United States	$84,221	$65,509
International	34,823	12,566
Property and equipment, net	$119,044	$78,075

5. LEASES
We determine if an arrangement is or contains a lease at contract inception and determine its classification as an operating or finance lease at lease commencement. We lease certain retail locations, office space, distribution facilities, manufacturing space, and machinery and equipment. While the substantial majority of these leases are operating leases, certain machinery and equipment agreements are finance leases. As of January 1, 2022, the initial lease terms of the various leases range from one to 20 years. ROU lease assets and liabilities associated with leases with an initial term of twelve months or less are not recorded on the balance sheet.
Operating lease assets represent the right to use an underlying asset for the lease term, and operating lease liabilities represent the obligation to make lease payments arising from the lease. These assets and liabilities are recognized based on the present value of future payments over the lease term at commencement date. We use our collateralized incremental borrowing rate based on the information available at commencement date, including lease term, in determining the present value of future payments. Our operating leases also typically require payment of real estate taxes, common area maintenance and insurance. These components comprise the majority of our variable lease cost and are excluded from the present value of our lease obligations. In instances where they are fixed, they are included due to our election to combine lease and non-lease components, with the exception of our distribution facilities. Operating lease assets include prepaid lease payments and initial direct costs and are reduced by lease incentives. Our lease terms generally do not include options to extend or terminate the lease unless it is reasonably certain that the option will be exercised. Fixed payments may contain predetermined fixed rent escalations. We recognize the related rent expense on a straight-line basis from the commencement date to the end of the lease term.

The following table presents the assets and liabilities related to operating and finance leases (in thousands):

	Balance Sheet Location	January 1, 2022	January 2, 2021
Assets:
Operating lease assets	Operating lease right-of-use assets	$54,971	$34,090
Finance lease assets	Property, plant and equipment	9,380	909
Total lease assets		$64,351	$34,999

Liabilities:
Current
Operating lease liabilities	Operating lease liabilities	$10,167	$8,247
Finance lease liabilities	Current maturities of long-term debt	2,060	197
Non-current
Operating lease liabilities	Operating lease liabilities, non-current	55,940	36,546
Finance lease liabilities	Long-term debt, net of current portion	7,299	753
Total lease liabilities		$75,466	$45,743

The following table presents the components of lease costs (in thousands):

	Fiscal Year Ended
	January 1, 2022	January 2, 2021	December 28, 2019
Operating lease costs	$12,312	$9,599	$8,002
Finance lease cost - amortization of right-of-use assets	1,046	211	88
Finance lease cost - interest on lease liabilities	139	64	30
Short-term lease cost	366	185	249
Variable lease cost	3,822	3,349	2,806
Sublease income	(743)	(757)	(743)
Total lease cost	$16,942	$12,651	$10,432

The following table presents lease terms and discount rates:

	January 1, 2022	January 2, 2021
Weighted average remaining lease term:
Operating leases	6.06 years	6.15 years
Finance leases	4.35 years	3.66 years

Weighted average discount rate:
Operating leases	4.75%	6.42%
Finance leases	2.24%	6.24%

Minimum lease payments have not been reduced by minimum sublease rentals of $2.3 million due in the future under non-cancelable subleases. We received $0.7 million, $0.8 million, and $0.7 million in sublease income for 2021, 2020, and 2019, respectively. The following table presents the minimum lease payment obligations of operating and finance lease liabilities (leases with terms in excess of one year) for the next five years and thereafter as of January 1, 2022 (in thousands):

	Operating Leases	Finance Leases	Total
2022	$12,991	$2,245	$15,236
2023	13,156	2,078	15,234
2024	13,224	2,325	15,549
2025	12,470	1,995	14,465
2026	11,177	1,164	12,341
Thereafter	13,166	—	13,166
Total lease payments	76,184	9,807	85,991
Less: Effect of discounting to net present value	10,077	448	10,525
Present value of lease liabilities	$66,107	$9,359	$75,466

The following table presents supplemental cash flow information related to our leases (in thousands):

	January 1, 2022	January 2, 2021	December 28, 2019
Cash paid for amounts included in measurement of liabilities:
Operating cash flows used in operating leases	$13,146	$11,097	$8,649
Operating cash flows used in finance leases	139	64	30
Financing cash flows used in finance leases	1,108	185	74
Right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	30,234	2,831	1,208
Finance leases	9,517	—	10,015

To support the continued growth of our business, we entered into a service agreement with a third-party logistics provider to operate a new distribution facility in Memphis, Tennessee with approximately 970,000 square feet. The service agreement commenced at the end of the second quarter of 2021. The initial term of the agreement is 5 years. We began distributing from this facility in the third quarter of 2021, and we exited our distribution facility in Dallas, Texas in the fourth quarter of 2021.

As of January 1, 2022, the Company has additional operating lease obligations that have not yet commenced of approximately $4.1 million, which are not reflected in the table above.

6. INTANGIBLE ASSETS
Intangible assets consisted of the following at the dates indicated below (dollars in thousands):

	January 1, 2022
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Tradename	Indefinite	$31,363	$—	$31,363
Trade dress	Indefinite	14,145	—	14,145
Trademarks	Indefinite	17,419	—	17,419
Customer relationships	11 years	42,205	(36,620)	5,585
Trademarks	6 - 30 years	20,702	(7,839)	12,863
Patents	4 - 25 years	14,960	(1,712)	13,248
Other intangibles	15 years	1,047	(356)	691
Total intangible assets		$141,841	$(46,527)	$95,314

	January 2, 2021
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Tradename	Indefinite	$31,363	$—	$31,363
Trade dress	Indefinite	14,197	—	14,197
Trademarks	Indefinite	13,514	—	13,514
Customer relationships	11 years	42,205	(32,783)	9,422
Trademarks	6 - 30 years	19,514	(5,982)	13,532
Patents	4 - 25 years	10,369	(1,072)	9,297
Other intangibles	15 years	1,045	(292)	753
Total intangible assets		$132,207	$(40,129)	$92,078
Amortization expense was $6.4 million, $5.9 million, and $5.8 million, for 2021, 2020, and 2019, respectively. Amortization expense related to intangible assets is expected to be $6.4 million for 2022, $4.6 million and 2023, $2.7 million for 2024 and 2025, and $1.8 million for 2026.

7. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consisted of the following at the dates indicated (in thousands):

	January 1, 2022	January 2, 2021
Accrued freight and distribution costs	$54,723	$22,047
Contract liabilities	20,761	11,074
Customer discounts, allowances, and returns	11,954	10,920
Advertising and marketing	14,688	12,675
Warranty reserve	10,276	8,936
Accrued capital expenditures	1,616	4,967
Interest payable	88	89
Other	18,203	18,360
Total accrued expenses and other current liabilities	$132,309	$89,068

8. LONG-TERM DEBT

Long-term debt consisted of the following at the dates indicated (in thousands):

	January 1, 2022	January 2, 2021
Term Loan A, due 2024	$112,500	$135,000
Finance lease debt	9,359	950
Total debt	121,859	135,950
Current maturities of long-term debt	(22,500)	(22,500)
Current maturities of finance lease debt	(2,060)	(197)
Total long-term debt	97,299	113,253
Unamortized deferred financing fees	(1,558)	(2,236)
Total long-term debt, net	$95,741	$111,017

At January 1, 2022, the future maturities of principal amounts of our debt obligations, excluding finance lease obligations, for the next four years and in total (see Note 5 for future maturities of finance lease obligations), consisted of the following (in thousands):

Amount
2022	22,500
2023	22,500
2024	67,500
Total	$112,500

Credit Facility

In May 2016, we entered into a senior secured credit agreement that provided for: (a) a $100.0 million Revolving Credit Facility maturing on May 19, 2021 (“Revolving Credit Facility”); (b) a $445.0 million term loan A maturing on May 19, 2021 (“Term Loan A”); and (c) a $105.0 million term loan B maturing on May 19, 2022 (“Term Loan B”) (together with the amendments described below, the “Credit Facility”). A commitment fee of between 0.175% and 0.375% is determined by reference to a pricing grid based our net leverage ratio and is payable on the average daily unused amounts under the Revolving Credit Facility. Borrowings made under the Credit Facility bear interest at a variable rate based on the LIBOR plus an applicable margin. The applicable margin for LIBOR rate borrowings is also determined by reference to the pricing grid, and ranges from 1.75% to 2.75%. The Credit Facility additionally provides for the replacement of LIBOR with one or more rates based on SOFR or another alternate benchmark rate promptly after a determination by the Administrative Agent, Borrower or Required Lenders (each as defined therein) that: (i) adequate and reasonable means do not exist for ascertaining LIBOR for any requested interest period, including because LIBOR is not available or published on a current basis and such circumstances are unlikely to be temporary; (ii) the administrator of LIBOR has made a public statement identifying a specific date after which LIBOR shall no longer be made available or used for determining the interest rate of loans; provided that at the time of such statement, there is no successor administrator that is satisfactory to the Administrative Agent that will continue to provide LIBOR after such specific date; or (iii) syndicated loans made under the Credit Agreement are executed or amended to incorporate or adopt a new benchmark interest rate to replace LIBOR.

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

In March 2020, we drew down $50.0 million from our $150.0 million Revolving Credit Facility. This action was a precautionary measure to enhance our liquidity position and to increase available cash on hand in response to the COVID-19 pandemic. During the second quarter of 2020, we repaid in full the $50.0 million borrowed under the Revolving Credit Facility. The weighted average interest rate was 2.92% for borrowings under the Revolving Credit Facility at January 2, 2021. As of January 1, 2022, we had no borrowings outstanding under our Revolving Credit Facility.

The Credit Facility also provides us with the ability to issue up to $20.0 million in letters of credit. While our issuance of letters of credit does not increase our borrowings outstanding under our Revolving Credit Facility, it does reduce the amount available. As of January 1, 2022, we had no outstanding letters of credit.
The weighted average interest rate on borrowings outstanding under the Term Loan A at January 1, 2022 and January 2, 2021 was 1.85% and 2.72%, respectively.
The Credit Facility includes customary financial and non-financial covenants limiting, among other things, mergers and acquisitions; investments, loans, and advances; affiliate transactions; changes to capital structure and the business; additional indebtedness; additional liens; the payment of dividends; and the sale of assets, in each case, subject to certain customary exceptions. The Credit Facility contains customary events of default, including payment defaults, breaches of representations and warranties, covenant defaults, defaults under other material debt, events of bankruptcy and insolvency, failure of any guaranty or security document supporting the Credit Facility to be in full force and effect, and a change of control of our business. At January 1, 2022, we were in compliance with the covenants under our Credit Facility.
Term Loan A

The Term Loan A is a $300.0 million term loan facility, maturing on December 17, 2024. Principal payments of $22.5 million were due quarterly during 2021 and through 2024 with the entire unpaid balance due at maturity. In 2020, we made $150.0 million in voluntary payments on our Term Loan A from excess cash on hand, and as a result we recorded a $1.1 million loss on prepayments of debt.

9. BENEFIT PLAN

We provide a 401(k)-defined contribution plan covering substantially all our employees, which allows for employee contributions and provides for an employer match. Our contributions totaled approximately $1.2 million, $1.1 million, and $1.1 million for 2021, 2020, and 2019, respectively.

10. STOCK-BASED COMPENSATION

We award stock-based compensation to employees and directors under the 2018 Equity and Incentive Compensation Plan (“2018 Plan”), which was adopted by our Board of Directors and became effective upon the completion of our initial public offering in October 2018. The 2018 Plan replaced the 2012 Equity and Performance Incentive Plan, as amended and restated on June 20, 2018 (the “2012 Plan”). Any remaining shares available for issuance under the 2012 Plan as the date of our initial public offering in October 2018 are not available for future issuance. However, shares subject to stock awards granted under the 2012 Plan (a) that expire or terminate without being exercised or (b) that are forfeited under an award, return to the 2018 Plan.

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

Stock options, RSUs, and RSAs granted generally have a three-year vesting period and vest one-third on the first anniversary of the grant date, and an additional one-sixth vest on each of the first four six-month anniversaries of the initial vesting date. Stock options have a ten year term. Performance-based restricted stock awards (“PBRSs”) cliff vest based on the attainment of certain predetermined three-year cumulative performance goals over a three-year performance period subject to continued employment. Depending on the estimated probability of attainment of those performance goals, the compensation expense recognized related to the awards could increase or decrease over the remaining vesting period. Deferred stock units (“DSUs”) are issued to non-employee directors in lieu of RSUs or certain cash compensation at the election of the grantee. DSUs generally vest one year from the grant date.

We recognized non-cash stock-based compensation expense of $15.5 million, $9.0 million, and $52.3 million for 2021, 2020, and 2019, respectively. The related income tax benefits were $12.9 million, $2.9 million, and $21.3 million for 2021, 2020, and 2019, respectively. As of January 1, 2022, total unrecognized stock-based compensation expense of $23.6 million for all stock-based compensation plans is expected to be recognized over a weighted-average period of 1.9 years.

Restricted Stock Units, Restricted Stock Awards, and Deferred Stock Units

Stock-based activity, excluding options, for the year ended January 1, 2022 is summarized below (in thousands, except per share data):

	Performance-Based Restricted Stock Awards		Restricted Stock Units, Restricted Stock Awards, and Deferred Stock Units
	Number of PBRSs	Weighted Average Grant Date Fair Value	Number of RSUs, RSAs, and DSUs	Weighted Average Grant Date Fair Value
Nonvested, January 2, 2021	146	$32.84	473	$30.99
Granted	81	79.66	244	78.65
Vested/released	—	—	(233)	30.71
Forfeited/expired	(17)	60.71	(51)	51.81
Nonvested, January 1, 2022	210	$48.64	433	$55.54

As of January 1, 2022, the weighted average remaining contractual term of PBRSs was 1.8 years and the aggregate intrinsic value of PBRSs expected to vest was $17.4 million. The weighted average remaining contractual term of RSUs, RSAs, and DSUs was 2.0 years and the aggregate intrinsic value of RSUs, RSAs, and DSUs was $35.9 million as of January 1, 2022.

The following table summarizes additional information about PBRSs, RSUs, RSAs, and DSUs (in thousands, except per share data):

	Fiscal Year Ended (1)
	January 1, 2022	January 2, 2021	December 28, 2019
Weighted average grant date fair value per share of awards granted	$79.06	$33.58	$23.72
Total grant date fair value of awards vested(2)	$7,145	$3,215	$168
Intrinsic value of awards vested(2)	$19,346	$5,271	$345
_________________________________________
(1)Excludes performance-based RSUs activity. See below for further discussion.
(2)Excludes approximately 14,000, 10,500, and 13,000 DSUs that vested but were not released in 2021, 2020, and 2019, respectively.

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

The following assumptions were utilized to calculate the fair value of stock options granted during the periods indicated below:

2019
Expected option term	6 years
Expected stock price volatility	27% - 35%
Risk-free interest rate	1.64% - 2.53%
Expected dividend yield	–%
Weighted average fair value at date of grant	$7.67

No stock options were granted in 2021 or 2020.

A summary of the stock options is as follows for the periods indicated (in thousands, except per share data):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance, December 29, 2018	2,889	$6.56	6.48
Granted	601	23.59
Exercised	(1,730)	2.06
Forfeited/cancelled	(142)	20.88
Balance, December 28, 2019	1,618	$16.44	8.12
Exercised	(247)	12.23
Forfeited/cancelled	(117)	21.56
Balance, January 2, 2021	1,254	$16.79	7.22
Exercised	(408)	10.03
Balance, January 1, 2022	846	$20.05	6.93	$53,062
Exercisable, January 1, 2022	609	$20.06	6.92	$38,223

The total intrinsic value of stock options exercised was $33.1 million, $6.7 million, and $46.7 million for 2021, 2020, and 2019, respectively. The income tax benefits related to stock options exercised were $8.1 million, $1.7 million, and $11.5 million for 2021, 2020, and 2019, respectively.The total grant date fair value of stock options vested was $2.2 million, $2.9 million, and $12.2 million for 2021, 2020, and 2019, respectively.

The following is a summary of our non-vested stock options for the periods indicated (in thousands, except per share data):

	Shares Under Outstanding Options	Weighted Average Grant Date Fair Value
Non-vested options at January 2, 2021	539	$7.44
Granted	—	—
Forfeited	—	—
Vested	(302)	7.41
Non-vested options at January 1, 2022	237	$7.48

11. STOCKHOLDERS’ EQUITY

Stockholders’ Equity

Special Dividend

On May 17, 2016, we declared and paid a cash dividend of $5.54 per common share, as a partial return of capital to our stockholders, which totaled $451.3 million (“Special Dividend”). In connection with the Special Dividend, pursuant to anti-dilution provisions in the 2012 Plan, the option strike price on outstanding options as of May 17, 2016, was reduced by the lesser of 70% of the original strike price and the per share amount of the Special Dividend. Any difference between the reduction in strike price and the per share amount of the Special Dividend was paid in cash immediately for vested options. For holders of unvested options as of May 17, 2016, we were required to pay a $7.9 million dividend which accrues over the requisite service period as the options vest (“Options Dividend”).

We paid $0.6 million related to the Options Dividend to vested option holders in 2019. The Options Dividend was paid in full on September 28, 2019.

12. RELATED-PARTY AGREEMENTS

We lease warehouse and office facilities under various operating leases. One warehouse facility is leased from an entity owned by our founders, brothers Roy and Ryan Seiders. The warehouse facility lease, which is month-to-month and can be cancelled upon 30 days’ written notice, requires monthly payments of $8,700 that are reflected in our consolidated statements of operations.

13. COMMITMENTS AND CONTINGENCIES

Future commitments under non-cancelable agreements at January 1, 2022 were as follows (in thousands):

		Fiscal Year
	Total	2022	2023	2024	2025	2026	Thereafter
Noncancelable agreements(1)	$68,621	$23,637	$18,313	$8,577	$7,571	$1,716	$8,807
_________________________
(1)We have entered into commitments for service and maintenance agreements related to our management information systems, distribution contracts, advertising, sponsorships, and licensing agreements.
As we are unable to reasonably predict the timing of settlement of liabilities related to unrecognized tax benefits and other noncurrent tax liabilities, the table above does not include $12.9 million, net, of such liabilities that are on our consolidated balance sheet as of January 1, 2022.

We are involved in various claims and legal proceedings, some of which are covered by insurance. We believe that the existing claims and proceedings, and potential losses relating to such contingencies, will not have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

14. INCOME TAXES

The components of income before income taxes were as follows for the periods indicated (in thousands):

	Fiscal Year Ended
	January 1, 2022	January 2, 2021	December 28, 2019
Domestic	$262,182	$201,919	$65,469
Foreign	6,228	3,282	1,789
Income before income taxes	$268,410	$205,201	$67,258

The components of income tax expense were as follows for the periods indicated (in thousands):

	Fiscal Year Ended
	January 1, 2022	January 2, 2021	December 28, 2019
Current tax expense:
U.S. federal	$37,963	$41,884	$627
State	11,018	10,619	1,505
Foreign	1,726	829	526
Total current tax expense	50,707	53,332	2,658
Deferred tax expense (benefit):
U.S. federal	4,770	(3,332)	12,911
State	540	(538)	1,304
Foreign	(209)	(62)	(49)
Total deferred tax expense	5,101	(3,932)	14,166
Total income tax expense	$55,808	$49,400	$16,824

A reconciliation of income taxes computed at the federal statutory income tax rate of 21% to the effective income tax rate is as follows for the periods indicated (in thousands):

	Fiscal Year Ended
	January 1, 2022	January 2, 2021	December 28, 2019
Income taxes at the statutory rate	$56,366	$43,092	$14,124
Increase (decrease) resulting from:
State income taxes, net of federal tax effect	8,562	7,816	2,989
Foreign-derived intangible income	(3,056)	(1,046)	(159)
Research and development tax credits	(630)	(580)	(2,157)
Tax expense (benefit) related to stock-based compensation	(7,259)	(611)	950
Other	1,825	729	1,077
Income tax expense	$55,808	$49,400	$16,824

Deferred tax assets and liabilities consisted of the following for the periods indicated (in thousands):

	Fiscal Year Ended
	January 1, 2022	January 2, 2021
Deferred tax assets:
Accrued liabilities	$7,188	$6,857
Allowances and other reserves	3,350	2,979
Inventory	4,990	5,012
Stock-based compensation	4,298	4,796
Operating lease liabilities	16,201	10,714
Other	3,225	2,360
Total deferred tax assets	$39,252	$32,718
Deferred tax liabilities:
Operating lease assets	$(13,516)	$(8,222)
Prepaid expenses	(1,602)	(644)
Property and equipment	(15,180)	(11,425)
Intangible assets	(18,180)	(15,843)
Other	(92)	(745)
Total deferred tax liabilities	(48,570)	(36,879)
Net deferred tax liabilities	$(9,318)	$(4,161)
Amounts included in the Consolidated Balance Sheets:
Deferred income taxes	$1,602	$1,062
Other liabilities	(10,920)	(5,223)
Net deferred income tax liabilities	$(9,318)	$(4,161)

We consider the undistributed earnings of our foreign subsidiaries to be indefinitely reinvested, and, accordingly, no taxes have been recognized on such earnings except for the transition tax recognized as part of the Tax Cuts and Jobs Act (“the Tax Act”) during 2017. We continue to evaluate our plans for reinvestment or repatriation of unremitted foreign earnings. If we determine that all or a portion of our foreign earnings are no longer indefinitely reinvested, we may be subject to additional foreign withholding taxes and U.S. state income taxes. We believe it is not practicable to estimate the amount of additional taxes, which may be payable upon distribution of these earnings. At January 1, 2022, we had unremitted earnings of foreign subsidiaries of $17.0 million.

The Tax Act introduced new provisions for U.S. taxation of certain global intangible low-taxed income (“GILTI”). We elected to account for the tax on GILTI as a period cost and therefore have not recorded deferred taxes related to GILTI on our foreign subsidiaries.

As of January 1, 2022, we had Texas research and development tax credit carryforwards of approximately $1.9 million, which if not utilized, will expire beginning in 2037.

The following table summarizes the activity related to our unrecognized tax benefits for the periods indicated (excluding interest and penalties) (in thousands):

	Fiscal Year Ended
	January 1, 2022	January 2, 2021
Balance, beginning of year	$7,250	$3,358
Gross increases related to current year tax positions	4,070	4,522
Gross decreases related to prior year tax positions	(100)	(65)
Lapse of statute of limitations	(107)	(565)
Balance, end of year	$11,113	$7,250

If our positions are sustained by the relevant taxing authorities, approximately $11.1 million (excluding interest and penalties) of uncertain tax position liabilities as of January 1, 2022 would favorably impact our effective tax rate in future periods. We do not anticipate that the balance of gross unrecognized tax benefits will change significantly during the next twelve months.

We include interest and penalties related to unrecognized tax benefits in our current provision for income taxes in the accompanying consolidated statements of operations. As of January 1, 2022, we had recognized a liability of $1.3 million for interest and penalties related to unrecognized tax benefits.

We file income tax returns in the United States and various state and foreign jurisdictions. The tax years 2018 through 2021 remain open to examination in the United States, and the tax years 2016 through 2021 remain open to examination in Texas. The tax years 2017 through 2021 remain open to examination in most other state and foreign jurisdictions.

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

The following table sets forth the calculation of earnings per share and weighted-average common shares outstanding at the dates indicated (in thousands, except per share data):

	Fiscal Year Ended
	January 1, 2022	January 2, 2021	December 28, 2019
Net income	$212,602	$155,801	$50,434

Weighted average common shares outstanding — basic	87,425	86,978	85,088
Effect of dilutive securities	1,241	869	1,259
Weighted average common shares outstanding — diluted	88,666	87,847	86,347

Earnings per share
Basic	$2.43	$1.79	$0.59
Diluted	$2.40	$1.77	$0.58

Outstanding stock-based awards representing less than 0.1 million, 0.2 million, and 0.8 million shares of common stock were excluded from the calculations of diluted earnings per share in 2021, 2020, and 2019, respectively, because the effect of their inclusion would have been antidilutive to those years.

16. SUPPLEMENTAL STATEMENT OF CASH FLOWS INFORMATION

Supplemental cash flow information was as follows for the periods indication (in thousands):

	Fiscal Year Ended
	January 1, 2022	January 2, 2021	December 28, 2019
Interest paid	$2,365	$8,358	$19,396
Income taxes paid	58,819	36,306	3,524

Liabilities related to property and equipment outstanding at 2021, 2020, and 2019 of $3.4 million, $5.3 million, $1.0 million, respectively, are not included in “Purchases of property and equipment” within the consolidated statement of cash flows. Non-cash financing activities during 2019 consisted of accrued dividends payable on unvested options, which were $0.4 million. No dividends were accrued in 2021 or 2020.

17. SUBSEQUENT EVENT
Share Repurchase Plan
On February 27, 2022, the Company’s Board of Directors authorized the repurchase of up to $100 million of the Company’s common stock over the next year. The common stock may be repurchased from time to time at prevailing prices in the open market, through plans designed to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, via private purchases through forward, derivative, accelerated share repurchase transactions or otherwise, subject to applicable regulatory restrictions on volume, pricing and timing. The timing, manner, price, and actual amount of share repurchases will be determined, at management’s discretion, based on various factors, including, but not limited to, stock price, economic and market conditions, other capital management needs and opportunities, and corporate and regulatory considerations. YETI has no obligation to repurchase any amount of its common stock, and such repurchases, if any, may be suspended or discontinued at any time.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosures. Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of January 1, 2022.

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

Our management has conducted an evaluation of the effectiveness of our internal control over financial reporting as of January 1, 2022, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013) (“COSO”). Based on the results of this evaluation, management concluded that our internal control over financial reporting was effective as of January 1, 2022.

Our independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited our internal control over financial reporting. Their opinion on the effectiveness of our internal control over financial reporting as of January 1, 2022 appears in Part II, Item 8 of this Form 10-K.

Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) that occurred during the fourth quarter of 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Item 9B. Other information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

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
The remaining information required by this item is incorporated by reference to our definitive Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended January 1, 2022.
Item 11. Executive Compensation
The information required by this item is incorporated by reference to our definitive Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended January 1, 2022.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Except as set forth below regarding securities authorized for issuance under our equity compensation plans, the information required by this item is incorporated by reference to our definitive Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended January 1, 2022.
The following table summarizes our equity compensation plan information as of January 1, 2022:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by YETI Holdings, Inc. stockholders (1)	1,488,718	(2)	$20.05	(3)	2,827,074	(4)
Equity compensation plans not approved by YETI Holdings, Inc. stockholders	—		—		—
Total	1,488,718		$20.05		2,827,074
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
(2)Includes an aggregate of 845,446 shares subject to outstanding options granted under the 2012 Plan or the 2018 Plan, as well as an aggregate of 601,611 restricted stock units, performance-based restricted stock, and restricted stock that have been granted under the 2018 Plan and an aggregate of 41,661 deferred stock units that have been granted under the 2018 Plan. Each restricted stock unit or deferred stock unit is intended to be the economic equivalent of one share of our common stock.
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

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference to our definitive Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended January 1, 2022.
Item 14. Principal Accounting Fees and Services
The information required by this item is incorporated by reference to our definitive Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended January 1, 2022.
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

4.1
Form of Registration Rights Agreement, by and among YETI Holdings, Inc., Cortec Group Fund V, L.P. and certain holders of YETI Holdings, Inc. capital stock party thereto (filed as Exhibit 4.2 to Amendment No. 1 to the Company's Registration Statement on Form S-1 (Registration No. 333-227578) on October 15, 2018 and incorporated herein by reference)

4.2
Amendment No. 1 to Registration Rights Agreement, dated May 6, 2019, by and among YETI Holdings, Inc., Cortec Group V, L.P. and certain holders of YETI Holdings, Inc. capital stock party thereto (filed as Exhibit 10.17 to the Company's Registration Statement on Form S-1 (Registration No. 333-231240) on May 6, 2019 and incorporated herein by reference)

4.3
Amendment No. 2 to Registration Rights Agreement, dated December 11, 2019, by and among YETI Holdings, Inc., Cortec Group V, L.P. and certain holders of YETI Holdings, Inc. capital stock party thereto (filed as Exhibit 4.4 to the Company's Annual Report on Form 10-K for the year ended December 28, 2019 on February 18, 2020 and incorporated herein by reference)

4.4
Description of Capital Stock of YETI Holdings, Inc (filed as Exhibit 4.5 to the Company’s Annual Report on Form 10-K for the year ended December 28, 2019 on February 18, 2020 and incorporated herein by reference)

10.1†
Amended and Restated Employment Agreement, dated as of October 9, 2018, by and between YETI Coolers, LLC and Matthew J. Reintjes (filed as Exhibit 10.3 to Amendment No. 1 to the Company's Registration Statement on Form S-1 (Registration No. 333-227578) on October 15, 2018 and incorporated herein by reference)

10.2†
YETI Holdings, Inc. 2012 Equity and Performance Incentive Plan (Amended and Restated June 20, 2018) (filed as Exhibit 10.9 to the Company's Registration Statement on Form S-1 (Registration No. 333-227578) on September 27, 2018 and incorporated herein by reference)

10.3†
Form of Option Adjustment Letter, dated as of May 19, 2016 (filed as Exhibit 10.14 to the Company's Registration Statement on Form S-1 (Registration No. 333-227578) on September 27, 2018 and incorporated herein by reference)

10.4†
Form of Restricted Stock Unit Agreement under the YETI Holdings, Inc. 2012 Equity and Performance Incentive Plan (Amended and Restated June 20, 2018) (filed as Exhibit 10.15 to the Company's Registration Statement on Form S-1 (Registration No. 333-227578) on September 27, 2018 and incorporated herein by reference)

10.5†
YETI Coolers, LLC Senior Leadership Severance Benefits Plan (filed as Exhibit 10.16 to the Company's Registration Statement on Form S-1 (Registration No. 333-227578) on September 27, 2018 and incorporated herein by reference)

10.6†
YETI Holdings, Inc. 2018 Equity and Incentive Compensation Plan (filed as Exhibit 10.17 to the Company's Registration Statement on Form S-1 (Registration No. 333-227578) on September 27, 2018 and incorporated herein by reference)

10.7†
Form of Non-Employee Director Restricted Stock Unit Agreement under the 2018 Equity and Incentive Compensation Plan (filed as Exhibit 10.18 to the Company's Registration Statement on Form S-1 (Registration No. 333-227578) on September 27, 2018 and incorporated herein by reference)

10.8†
Form of Non-Employee Director Deferred Stock Unit Agreement under the 2018 Equity and Incentive Compensation Plan (filed as Exhibit 10.19 to the Company's Registration Statement on Form S-1 (Registration No. 333-227578) on September 27, 2018 and incorporated herein by reference)

10.9†
Form of Nonqualified Stock Option Agreement under the 2018 Equity and Incentive Compensation Plan (filed as Exhibit 10.20 to Amendment No. 1 to the Company's Registration Statement on Form S-1 (Registration No. 333-227578) on October 15, 2018 and incorporated herein by reference)

10.10†
Form of Time-Based Restricted Stock Award Agreement under the YETI Holdings, Inc. 2018 Equity and Performance Incentive Plan (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 27, 2020 filed August 6, 2020 and incorporated herein by reference)

10.11†
Form of Performance-Based Restricted Stock Award Agreement under the YETI Holdings, Inc. 2018 Equity and Performance Incentive Plan (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 27, 2020 filed August 6, 2020 and incorporated herein by reference)

10.12†*	YETI Holdings, Inc. Non-Employee Director Compensation Policy, as amended May 20, 2021 and November 4, 2021

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

10.17	Form of Supply Agreement (filed as Exhibit 10.26 to the Company's Registration Statement on Form S-1 (Registration No. 333-227578) on September 27, 2018 and incorporated herein by reference)

21.1*	Subsidiaries of YETI Holdings, Inc.

23.1*	Consent of PricewaterhouseCoopers LLP

23.2*	Consent of Grant Thornton LLP

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following audited financial statements from YETI Holdings, Inc.’s Annual Report on Form 10-K for the year ended January 1, 2022, formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to the Consolidated Financial Statements

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

YETI Holdings, Inc.

Dated: February 28, 2022	By:	/s/ Matthew J. Reintjes
Matthew J. Reintjes
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the dates indicated.

Dated: February 28, 2022	By:	/s/ Matthew J. Reintjes
Matthew J. Reintjes
President and Chief Executive Officer, Director (Principal Executive Officer)

Dated: February 28, 2022	By:	/s/ Paul C. Carbone
Paul C. Carbone
Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Dated: February 28, 2022	By:	/s/ Robert K. Shearer
Robert K. Shearer
Chair and Director

Dated: February 28, 2022	By:	/s/ Tracey D. Brown
Tracey D. Brown
Director

Dated: February 28, 2022	By:	/s/ Alison Dean
Alison Dean
Director

Dated: February 28, 2022	By:	/s/ Frank D. Gibeau
Frank D. Gibeau
Director

Dated: February 28, 2022	By:	/s/ Mary Lou Kelley
Mary Lou Kelley
Director

Dated: February 28, 2022	By:	/s/ Dustan E. McCoy
Dustan E. McCoy
Director

Dated: February 28, 2022	By:	/s/ David L. Schnadig
David L. Schnadig
Director