Form 10-Q
period 2022-04-02
YETI Holdings, Inc.
filed 2022-05-11
CIK 1670592

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________________________
FORM 10-Q
____________________________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 02, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
There were 86,160,384 shares of Common Stock ($0.01 par value) outstanding as of April 28, 2022.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical or current fact included in this Quarterly Report on Form 10-Q are forward-looking statements. Forward-looking statements include statements containing words such as “anticipate,” “assume,” “believe,” “can,” “have,” “contemplate,” “continue,” “could,” “design,” “due,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “likely,” “may,” “might,” “objective,” “plan,” “predict,” “project,” “potential,” “seek,” “should,” “target,” “will,” “would,” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operational performance or other events. For example, all statements made relating to growth strategies, the estimated and projected costs, expenditures, and growth rates, plans and objectives for future operations, growth, or initiatives, or strategies are forward-looking statements. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that are expected and, therefore, you should not unduly rely on such statements. The risks and uncertainties that could cause actual results to differ materially from those expressed or implied by these forward-looking statements include but are not limited to the risks and uncertainties listed below under “Risk Factors Summary” and further described under the heading "Risk Factors" in Part II, Item 1A of this Quarterly Report on Form 10-Q, as such risk factors may be amended, supplemented or superseded from time to time by other reports we file with the United States Securities and Exchange Commission.

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
•Adverse economic conditions, such as a downturn in the economy or inflationary conditions resulting in rising prices, could adversely affect consumer purchases of discretionary items, which could materially harm our sales, profitability, and financial condition.

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
•We cannot guarantee that our share repurchase program will enhance long-term stockholder value.
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

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements.
YETI HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except per share data)

	April 2, 2022	January 1, 2022
ASSETS
Current assets
Cash	$100,330	$312,189
Accounts receivable, net	82,992	109,530
Inventory	413,037	318,864
Prepaid expenses and other current assets	39,583	29,584
Total current assets	635,942	770,167
Property and equipment, net	123,882	119,044
Operating lease right-of-use assets	55,775	54,971
Goodwill	54,293	54,293
Intangible assets, net	97,090	95,314
Other assets	2,547	2,575
Total assets	$969,529	$1,096,364

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$167,409	$191,319
Accrued expenses and other current liabilities	121,802	132,309
Taxes payable	17,512	14,514
Accrued payroll and related costs	7,442	30,844
Current operating lease liabilities	11,328	10,167
Current maturities of long-term debt	24,574	24,560
Total current liabilities	350,067	403,713
Long-term debt, net of current portion	89,574	95,741
Operating lease liabilities, non-current	55,245	55,940
Other liabilities	28,276	23,147
Total liabilities	523,162	578,541

Commitments and contingencies (Note 8)

Stockholders’ Equity
Common stock, par value $0.01; 600,000 shares authorized; 87,836 and 86,159 shares issued and outstanding at April 2, 2022, respectively, and 87,727 shares issued and outstanding at January 2, 2021, respectively	878	877
Treasury stock, at cost; 1,677 shares at April 2, 2022	(100,025)	—
Preferred stock, par value $0.01; 30,000 shares authorized; no shares issued or outstanding	—	—
Additional paid-in capital	341,208	337,735
Retained earnings	204,517	178,858
Accumulated other comprehensive (loss) income	(211)	353
Total stockholders’ equity	446,367	517,823
Total liabilities and stockholders’ equity	$969,529	$1,096,364
See Notes to Unaudited Condensed Consolidated Financial Statements

YETI HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended
	April 2, 2022	April 3, 2021
Net sales	$293,628	$247,554
Cost of goods sold	138,768	102,370
Gross profit	154,860	145,184
Selling, general, and administrative expenses	121,570	105,135
Operating income	33,290	40,049
Interest expense	(766)	(854)
Other income (expense)	902	(298)
Income before income taxes	33,426	38,897
Income tax expense	(7,767)	(8,374)
Net income	$25,659	$30,523

Net income per share
Basic	$0.29	$0.35
Diluted	$0.29	$0.35

Weighted-average common shares outstanding
Basic	87,368	87,179
Diluted	88,223	88,472
See Notes to Unaudited Condensed Consolidated Financial Statements

YETI HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(in thousands)

	Three Months Ended
	April 2, 2022	April 3, 2021
Net income	$25,659	$30,523
Other comprehensive income (loss)
Foreign currency translation adjustments	(564)	329
Total comprehensive income	$25,095	$30,852
See Notes to Unaudited Condensed Consolidated Financial Statements

YETI HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(In thousands)

	Three Months Ended April 2, 2022
	Common Stock		Additional Paid-In Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance, January 1, 2022	87,727	$877	$337,735	—	$—	$178,858	$353	$517,823
Stock-based compensation	—	—	4,754	—	—	—	—	4,754
Common stock issued under employee benefit plans	128	1	(1)	—	—	—	—	—
Common stock withheld related to net share settlement of stock-based compensation	(19)	—	(1,280)	—	—	—	—	(1,280)
Repurchase of common stock	—	—	—	(1,677)	(100,025)	—	—	(100,025)
Other comprehensive loss	—	—	—	—	—	—	(564)	(564)
Net income	—	—	—	—	—	25,659	—	25,659
Balance, April 2, 2022	87,836	$878	$341,208	(1,677)	$(100,025)	$204,517	$(211)	$446,367

	Three Months Ended April 3, 2021
	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance, January 2, 2021	87,128	$871	$321,678	—	$—	$(33,744)	$(387)	$288,418
Stock-based compensation	—	—	3,418	—	—	—	—	3,418
Common stock issued under employee benefit plans	135	1	286	—	—	—	—	287
Common stock withheld related to net share settlement of stock-based compensation	(24)	—	(1,700)	—	—	—	—	(1,700)
Other comprehensive income	—	—	—	—	—	—	329	329
Net income	—	—	—	—	—	30,523	—	30,523
Balance, April 3, 2021	87,239	$872	$323,682	—	$—	$(3,221)	$(58)	$321,275
See Notes to Unaudited Condensed Consolidated Financial Statements

YETI HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended
	April 2, 2022	April 3, 2021
Cash Flows from Operating Activities:
Net income	$25,659	$30,523
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	8,650	7,556
Amortization of deferred financing fees	158	177
Stock-based compensation	4,754	3,418
Deferred income taxes	5,069	4,642
Impairment of long-lived assets	—	291
Other	(1,607)	1,036
Changes in operating assets and liabilities:
Accounts receivable	27,403	(1,906)
Inventory	(94,342)	(43,627)
Other current assets	(9,593)	(6,783)
Accounts payable and accrued expenses	(57,064)	(37,514)
Taxes payable	2,979	1,460
Other	(622)	406
Net cash used in operating activities	(88,556)	(40,321)
Cash Flows from Investing Activities:
Purchases of property and equipment	(12,669)	(13,266)
Additions of intangibles, net	(3,436)	(1,716)
Net cash used in investing activities	(16,105)	(14,982)
Cash Flows from Financing Activities:
Repayments of long-term debt	(5,625)	(5,625)
Taxes paid in connection with employee stock transactions	(1,280)	(1,700)
Proceeds from employee stock transactions	—	287
Finance lease principal payment	(698)	(48)
Repurchase of common stock	(100,025)	—
Net cash used in financing activities	(107,628)	(7,086)
Effect of exchange rate changes on cash	430	(601)
Net decrease in cash	(211,859)	(62,990)
Cash, beginning of period	312,189	253,283
Cash, end of period	$100,330	$190,293
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

Basis of Presentation and Principles of Consolidation

The unaudited condensed consolidated financial statements and the accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, our financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary for a fair statement of our results of operations for the interim periods. Intercompany transactions are eliminated in consolidation. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to applicable rules and regulations of the SEC. Certain prior period amounts have been reclassified to conform to the current period presentation. The consolidated balance sheet as of January 1, 2022 is derived from the audited financial statements included in our Annual Report on Form 10-K filed with the SEC for the year ended January 1, 2022, which should be read in conjunction with these unaudited consolidated financial statements and notes thereto.

Out-of-Period Adjustment

During the first quarter of 2022, we recognized $6.4 million in cost of goods sold for inbound freight expense recorded as an out-of-period adjustment. The adjustment was not considered material to the interim or annual consolidated financial statements for the year ended January 1, 2022 or the financial statements of any previously filed interim or annual periods.

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

Fiscal Year End

We have a 52-to 53-week fiscal year that ends on the Saturday closest in proximity to December 31, such that each quarterly period will be 13 weeks in length, except during a 53-week year when the fourth quarter will be 14 weeks. Our fiscal year ending December 31, 2022 (“2022”) is a 52-week period. The first quarter of our fiscal year 2022 ended on April 2, 2022, the second quarter ends on July 2, 2022, and the third quarter ends on October 1, 2022. Our fiscal year ended January 1, 2022 (“2021”) was a 52-week period. Unless otherwise stated, references to particular years, quarters, months and periods refer to our fiscal years and the associated quarters, months, and periods of those fiscal years. The unaudited condensed consolidated financial results presented herein represent the three months ended April 2, 2022 and April 3, 2021.

Accounts Receivable

Accounts receivable are carried at original invoice amount less estimated credit losses. Upon initial recognition of a receivable, we estimate credit losses over the contractual term of the receivable and establish an allowance for credit losses based on historical experience, current available information, and expectations of future economic conditions. We mitigate credit loss risk from accounts receivable by assessing customers for credit worthiness, including ongoing credit evaluations and their payment trends. Credit risk is limited due to ongoing monitoring, high geographic customer distribution, and low concentration of risk. As the risk of loss is determined to be similar based on the credit risk factors, we aggregate receivables on a collective basis when assessing credit losses. Accounts receivable are uncollateralized customer obligations due under normal trade terms typically requiring payment within 30 to 90 days of sale. Receivables are written off when deemed uncollectible. Recoveries of trade receivables previously written off are recorded to income when received. Our allowance for credit losses was $1.0 million as of April 2, 2022 and $1.6 million as of January 1, 2022, respectively.

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

Our financial instruments consist principally of cash, accounts receivable, accounts payable, and bank indebtedness. The carrying amount of cash, accounts receivable, and accounts payable, approximates fair value due to the short-term maturity of these instruments. The carrying amount of our long-term bank indebtedness approximates fair value based on Level 2 inputs since the Credit Facility carries a variable interest rate that is based on LIBOR, the London Interbank Offered Rate.

Recent Accounting Guidance Not Yet Adopted

In March 2020, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The ASU is intended to ease the potential accounting and financial reporting burden of reference rate reform, including the expected market transition from the LIBOR and other interbank offered rates to alternative reference rates. The guidance provides optional expedients and scope exceptions for transactions if certain criteria are met. These transactions include contract modifications, hedge accounting, and the sale or transfer of debt securities classified as held-to-maturity. The ASU can be adopted no later than December 1, 2022 (fiscal year 2023) with early adoption permitted. We are evaluating the effect of adopting this new accounting guidance. The impact of this guidance on our financial statements and related disclosures will continue to be evaluated through the application period, and is not expected to be material.

No other new accounting pronouncements issued or effective as of April 2, 2022 have had, or are expected to have, a material impact on our consolidated financial statements.

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

The following table provides information about accounts receivable and contract liabilities at the periods indicated (in thousands):

	April 2, 2022	January 1, 2022
Accounts receivable, net	$82,992	$109,530
Contract liabilities	$(10,151)	$(20,761)

For the three months ended April 2, 2022, we recognized $20.8 million of revenue that was previously included in the contract liability balance at the beginning of the period.

Disaggregation of Revenue

The following table disaggregates our net sales by channel, product category, and geography (based on end-consumer location) for the periods indicated (in thousands):

	Three Months Ended
	April 2, 2022	April 3, 2021
Net Sales by Channel
Wholesale	$137,666	$120,780
Direct-to-consumer	155,962	126,774
Total net sales	$293,628	$247,554

Net Sales by Category
Coolers & Equipment	$102,958	$93,458
Drinkware	183,998	148,879
Other	6,672	5,217
Total net sales	$293,628	$247,554

Net Sales by Geographic Region(1)
United States	$256,253	$221,739
International	37,375	25,815
Total net sales	$293,628	$247,554
_________________________________
(1) Prior period net sales by geographic region have been reclassified to align with current year presentation which is based on end-consumer location.
For the three months ended April 2, 2022, our largest single customer represented approximately 11% of gross sales. For the three months ended April 3, 2021, no single customer represented over 10% of gross sales.

3. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets include the following (in thousands):

	April 2, 2022	January 1, 2022
Prepaid expenses	$20,784	$16,110
Prepaid taxes	14,657	9,417
Other	4,142	4,057
Total prepaid expenses and other current assets	$39,583	$29,584

4. INCOME TAXES

Income tax expense was $7.8 million and $8.4 million for the three months ended April 2, 2022 and April 3, 2021, respectively. The decrease in income tax expense is due to lower income before income taxes. The effective tax rate for the three months ended April 2, 2022 was 23%, compared to 22% for the three months ended April 3, 2021. The higher effective tax rate was primarily due to a lower tax benefit related to stock compensation in the three months ended April 2, 2022.

Deferred tax liabilities were $16.0 million as of April 2, 2022 and $10.9 million as of January 1, 2022, respectively, which is presented in other liabilities on our unaudited condensed consolidated balance sheet.

For interim periods, our income tax expense and resulting effective tax rate are based upon an estimated annual effective tax rate adjusted for the effects of items required to be treated as discrete to the period, including changes in tax laws, changes in estimated exposures for uncertain tax positions, and other items.
5. STOCK-BASED COMPENSATION

We award stock-based compensation to employees and directors under the 2018 Equity and Incentive Compensation Plan (“2018 Plan”), which was adopted by our Board of Directors and became effective upon the completion of our initial public offering in October 2018. The 2018 Plan replaced the 2012 Equity and Performance Incentive Plan (the “2012 Plan”), as amended and restated on June 20, 2018. Any remaining shares available for issuance under the 2012 Plan as the date of our initial public offering in October 2018 are not available for future issuance. However, shares subject to stock awards granted under the 2012 Plan (a) that expire or terminate without being exercised or (b) that are forfeited under an award, return to the 2018 Plan.

We recognized non-cash stock-based compensation expense of $4.8 million and $3.4 million for the three months ended April 2, 2022 and April 3, 2021, respectively. At April 2, 2022, total unrecognized non-cash stock-based compensation expense of $42.9 million for all stock-based compensation plans is expected to be recognized over a weighted-average period of 2.4 years.

Stock-based activity for the three months ended April 2, 2022 is summarized below (in thousands, except per share data):

	Stock Options		Performance-Based Restricted Stock Awards and Units(1)		Restricted Stock Units, Restricted Stock Awards, and Deferred Stock Units
	Number of Options	Weighted Average Exercise Price	Number of PBRSs	Weighted Average Grant Date Fair Value	Number of RSUs, RSAs, and DSUs	Weighted Average Grant Date Fair Value
Balance, January 1, 2022	846	$20.05	210	$48.64	433	$55.54
Granted	—	—	113	64.48	294	60.40
Exercised/released	—	—	—	—	(128)	47.64
Forfeited/expired	—	—	—	—	(13)	67.29
Balance, April 2, 2022	846	$20.05	323	$54.18	586	$59.45
_________________________________
(1) Includes performance-based restricted unit awards (“PRSU”) granted to one employee during the three months ended April 2, 2022. The PRSUs have the same terms as our performance-based restricted stock awards and are treated the same.

6. EARNINGS PER SHARE
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
The following table sets forth the calculation of earnings per share and weighted-average common shares outstanding at the dates indicated (in thousands, except per share data):

	Three Months Ended
	April 2, 2022	April 3, 2021
Net income	$25,659	$30,523

Weighted-average common shares outstanding—basic	87,368	87,179
Effect of dilutive securities	855	1,293
Weighted-average common shares outstanding—diluted	88,223	88,472

Earnings per share
Basic	$0.29	$0.35
Diluted	$0.29	$0.35
Effects of potentially dilutive securities are presented only in periods in which they are dilutive. For both the three months ended April 2, 2022 and April 3, 2021, outstanding stock-based awards representing less than 0.1 million shares of common stock were excluded from the calculation of diluted earnings per share, because their effect would be anti-dilutive.
7. STOCKHOLDERS’ EQUITY

On February 27, 2022, the Board of Directors authorized a common stock repurchase program of up to $100.0 million. During the three months ended April 2, 2022, we repurchased 1,676,551 shares for an aggregate purchase price of $100.0 million, including fees and commissions, at an average repurchase price of $59.66 per share. Following the repurchases, no shares remained available for future repurchases under the share repurchase program and all of the common stock repurchased is held as treasury stock.
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

We distribute our products through a balanced omni-channel platform, consisting of our wholesale and direct-to-consumer (“DTC”) channels. In our wholesale channel, we sell our products through select national and regional accounts and an assemblage of independent retail partners throughout the United States, Canada, Australia, New Zealand, Europe, and Japan, among others. We carefully evaluate and select retail partners that have an image and approach that are consistent with our premium brand and pricing. Our domestic national and regional specialty retailers include Dick’s Sporting Goods, REI, Academy Sports + Outdoors, Bass Pro Shops, Ace Hardware, and Scheels. We sell our products in our DTC channel to customers on YETI.com, country and region specific YETI websites, and YETI Authorized on the Amazon Marketplace, as well as in our retail stores. Additionally, we offer customized products with licensed marks and original artwork through our corporate sales program and at YETI.com. Our corporate sales program offers customized products to corporate customers for a wide-range of related events and activities, and in certain instances may also offer products to re-sell.

The terms “we,” “us,” “our,” and “the Company” as used herein and unless otherwise stated or indicated by context, refer to YETI Holdings, Inc. and its subsidiaries.
COVID-19 Update

The COVID-19 pandemic continues to significantly impact the global economy and cause disruption and volatility. We continue to monitor the situation and our focus remains to prioritize the health and safety of our employees and our consumers. Consistent with its effects across many industries, the COVID-19 pandemic has affected our supply chain, including causing shipping and logistics challenges, as well as manufacturing disruptions. During the first quarter of 2022, we continued to experience extended inventory transit times, primarily due to port congestion and transportation delays as well as labor and container shortages, which has had, and may continue to have, a negative impact on product availability, most prominently in our wholesale channel. We also continue to experience higher inbound freight cost and certain product input costs as a result of the broader industry-wide supply chain challenges, which negatively impacted gross margin during the current period. We expect inbound freight costs and certain product input costs will continue to be elevated throughout the remainder of the fiscal year.

General
Components of Our Results of Operations

Net Sales. Net sales are comprised of wholesale channel sales to our retail partners and sales through our direct-to-consumer DTC. Net sales in both channels reflect the impact of product returns, as well as discounts for certain sales programs or promotions.

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

Fiscal Year. We have a 52-to 53-week fiscal year that ends on the Saturday closest in proximity to December 31, such that each quarterly period will be 13 weeks in length, except during a 53-week year when the fourth quarter will be 14 weeks. Our fiscal year ending December 31, 2022 (“2022”) is a 52-week period. The first quarter of our fiscal year 2022 ended on April 2, 2022, the second quarter ends on July 2, 2022, and the third quarter ends on October 1, 2022. Our fiscal year ended January 1, 2022 (“2021”) was a 52-week period. Unless otherwise stated, references to particular years, quarters, months and periods refer to our fiscal years and the associated quarters, months, and periods of those fiscal years. The unaudited condensed consolidated financial results presented herein represent the three months ended April 2, 2022 and April 3, 2021.
Results of Operations

The discussion below should be read in conjunction with the following table and our unaudited condensed consolidated financial statements, and related notes. The following table sets forth selected statement of operations data, and their corresponding percentage of net sales, for the periods indicated (dollars in thousands):

	Three Months Ended
	April 2, 2022		April 3, 2021
Statement of Operations
Net sales	$293,628	100%	$247,554	100%
Cost of goods sold(1)	138,768	47%	102,370	41%
Gross profit	154,860	53%	145,184	59%
Selling, general, and administrative expenses	121,570	41%	105,135	42%
Operating income	33,290	11%	40,049	16%
Interest expense	(766)	—%	(854)	—%
Other income (expense)	902	—%	(298)	—%
Income before income taxes	33,426	11%	38,897	16%
Income tax expense	(7,767)	3%	(8,374)	3%
Net income	$25,659	9%	$30,523	12%
______________________________
(1) Includes $6.4 million of inbound freight expense related to an out-of-period adjustment for the three months ended April 2, 2022. See Note 1-Organization and Significant Accounting Policies of the Unaudited Condensed Consolidated Financial Statements for additional information.

Comparison of the Three Months Ended April 2, 2022 and April 3, 2021

	Three Months Ended
	April 2, 2022	April 3, 2021	Change
(dollars in thousands)			$	%
Net sales	$293,628	$247,554	$46,074	19%
Gross profit	$154,860	$145,184	$9,676	7%
Gross margin (Gross profit as a % of net sales)	52.7%	58.6%	(590) basis points
Selling, general, and administrative expenses	$121,570	$105,135	$16,435	16%
SG&A as a % of net sales	41.4%	42.5%	(110) basis points

Net Sales

Net sales increased $46.1 million, or 19%, to $293.6 million for the three months ended April 2, 2022, compared to $247.6 million for the three months ended April 3, 2021. The increase in net sales was primarily driven by our faster growing DTC channel and our wholesale channel. Net sales also include the benefit of price increases implemented during the first quarter of 2022. DTC channel net sales increased $29.2 million, or 23%, to $156.0 million, compared to $126.8 million in the prior year quarter, primarily driven by strong performance in Drinkware and Coolers & Equipment categories. Our channel mix continued to shift towards our DTC channel from 51% in the first quarter of 2021 to 53% in the first quarter of 2022. Net sales in our wholesale channel increased $16.9 million, or 14%, to $137.7 million, compared to $120.8 million in the same period last year, primarily driven by both Coolers & Equipment and Drinkware categories.

Net sales in our two primary product categories were as follows:

•Drinkware net sales increased by $35.1 million, or 24%, to $184.0 million, compared to $148.9 million in the prior year quarter, reflecting the continued expansion of our product offerings, including the introduction of new colorways and sizes, and strong demand for customization.
•Coolers & Equipment net sales increased by $9.5 million, or 10%, to $103.0 million, compared to $93.5 million in the same period last year, driven by strong performance in bags, outdoor living products, hard coolers and cargo.

Gross Profit

Gross profit increased $9.7 million, or 7%, to $154.9 million, compared to $145.2 million in the prior year quarter. Gross margin decreased 590 basis points to 52.7% from 58.6% in the prior year quarter. The decrease in gross margin was primarily driven by:

•higher inbound freight inclusive of a 220 basis point impact of an out-of-period adjustment (see Note 1 – Organization and Significant Accounting Policies) for additional information, which in total unfavorably impacted gross margin by 680 basis points;
•the non-renewal of the Global System of Preferences (“GSP”), which impacted import duties primarily on our hard coolers, and unfavorably impacted gross margin by 60 basis points;
•other impacts, which unfavorably impacted gross margin by 50 basis points; and
•higher product costs, which unfavorably impacted gross margin by 30 basis points.

These decreases were partially offset by 140 basis points from price increases and an increase in the mix of higher margin DTC channel net sales, which favorably impacted gross margin by 90 basis points

Selling, General, and Administrative Expenses

SG&A expenses increased $16.4 million, or 16%, to $121.6 million for the three months ended April 2, 2022, compared to $105.1 million for the three months ended April 3, 2021. As a percentage of net sales, SG&A expenses decreased approximately 110 basis points to 41.4% for the three months ended April 2, 2022 from 42.5% for the three months ended April 3, 2021. The increase in SG&A expenses was primarily driven by:

•an increase in variable expenses of $7.4 million (increasing SG&A as a percent of net sales 60 basis points) driven by our faster growing and higher margin DTC channel, which grew to 53% of net sales during the period. The higher variable expenses were comprised of:
–higher distribution costs including third-party logistics fees, outbound freight, online marketplace fees and credit card processing fees; and
•an increase in non-variable expenses of $9.0 million (decreasing SG&A as a percent of net sales 170 basis points) comprised of:
–an increase in employee costs, non-variable distribution costs and information technology expenses, partially offset by a decline in other operating expenses, including lower professional fees. Marketing expenses remained relatively flat year over year.

Non-Operating Expenses

Interest expense was $0.8 million for the three months ended April 2, 2022, compared to $0.9 million for the three months ended April 3, 2021. The decrease in interest expense was primarily due to decreased outstanding long-term debt under our Credit Facility (as defined below).

Income tax expense was $7.8 million for the three months ended April 2, 2022, compared to $8.4 million for the three months ended April 3, 2021. The effective tax rate for the three months ended April 2, 2022 was 23%, compared to 22% for the three months ended April 3, 2021. The higher effective tax rate was primarily due to a lower tax benefit related to stock compensation in the three months ended April 2, 2022.
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

Current Liquidity

As of April 2, 2022, we had a cash balance of $100.3 million and $185.5 million of working capital (excluding cash), and $150.0 million of borrowings available under the Revolving Credit Facility.

Credit Facility

We are party to a senior secured credit agreement (the “Credit Facility”) that provides for a $150.0 million Revolving Credit Facility maturing on December 17, 2024 (“Revolving Credit Facility”) and a $300.0 million Term Loan A maturing on December 17, 2024 (the “Term Loan A”). At April 2, 2022, we had $106.9 million principal amount of indebtedness outstanding related to Term Loan A under the Credit Facility and no outstanding borrowings under the Revolving Credit Facility. The weighted average interest rates for borrowings under Term Loan A was 1.92% during the three months ended April 2, 2022.

The Credit Facility requires us to comply with certain covenants, including financial covenants regarding our total net leverage ratio and interest coverage ratio. Fluctuations in these ratios may increase our interest expense. Failure to comply with these covenants and certain other provisions of the Credit Facility, or the occurrence of a change of control, could result in an event of default and an acceleration of our obligations under the Credit Facility or other indebtedness that we may incur in the future. At April 2, 2022, we were in compliance with all covenants and expect to remain in compliance with all covenants under the Credit Facility.

Share Repurchase

On February 27, 2022, the Board of Directors authorized a common stock repurchase program of up to $100.0 million. During the three months ended April 2, 2022, we repurchased 1,676,551 shares for an aggregate purchase price of $100.0 million, including fees and commissions, at an average repurchase price of $59.66 per share. Following the repurchases, no shares remained available for future repurchases under the share repurchase program. See Note 7-Stockholders’ Equity of the Unaudited Condensed Consolidated Financial Statements for additional information about the share repurchase program.

Material Cash Requirements

There have been no material changes in our material cash requirements for contractual and other obligations, including capital expenditures, as disclosed under “Material Cash Requirements” included in Part II, Item 7 of our Annual Report on Form 10-K for the year ended January 1, 2022 filed with the U.S. Securities and Exchange Commission (“SEC”).

Cash Flows from Operating, Investing, and Financing Activities

The following table summarizes our cash flows from operating, investing and financing activities for the periods indicated (in thousands):

	Three Months Ended
	April 2, 2022	April 3, 2021
Cash flows provided by (used in):
Operating activities	$(88,556)	$(40,321)
Investing activities	(16,105)	(14,982)
Financing activities	(107,628)	(7,086)
Operating Activities

Cash flows related to operating activities are dependent on net income, non-cash adjustments to net income, and changes in working capital. The increase in cash used in operating activities during the first quarter of 2022 compared to net cash used in operating activities during the first quarter of 2021 is primarily due to an increase in net cash used for working capital and a decrease in net income, adjusted for non-cash items, for the periods compared. The increase in cash used for working capital was primarily due to an increase in inventory and a decrease in accounts payable, partially offset by a decrease in accounts receivable.
Investing Activities
The increase in cash used in investing activities in the first quarter of 2022 primarily related to purchases for intangibles such as patents and trademarks.
Financing Activities

The increase in cash used by financing activities in the first quarter of 2022 was primarily driven by repurchases of common stock.
Off-Balance Sheet Arrangements

At April 2, 2022 and January 1, 2022, we had no off-balance sheet debt or arrangements.
Recent Accounting Pronouncements

For a description of recently issued and adopted accounting pronouncements, including the respective dates of adoption and expected effects on our results of operations and financial condition, see “Recent Accounting Guidance Not Yet Adopted” in Note 1 of the Unaudited Condensed Consolidated Financial Statements.

Critical Accounting Policies and Estimates
Our unaudited condensed consolidated financial statements are prepared in accordance with GAAP. The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ materially from those estimates. A discussion of the accounting policies that management considers critical in that they involve significant management judgments and assumptions, require estimates about matters that are inherently uncertain and because they are important for understanding and evaluating our reported financial results is included in Part II, Item 7 of our Annual Report on Form 10-K for the year ended January 1, 2022 filed with the SEC. Other than the adoption of recent accounting standards as discussed in Note 1 of our Unaudited Condensed Consolidated Financial Statements, there have been no significant changes to our critical accounting policies.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to our market risk exposures or management of market risk from those disclosed in Quantitative and Qualitative Disclosures About Market Risk included under Item 7A in our Annual Report on Form 10-K for the year ended January 1, 2022.
Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding disclosures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of April 2, 2022.

Changes in Internal Control over Financial Reporting

During the quarter ended April 2, 2022, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

The risks and uncertainties discussed below update and supersede the risks and uncertainties previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended January 1, 2022, which was filed with the SEC on February 28, 2022. There have been no material changes to the risks and uncertainties previously disclosed in such Annual Report on Form 10-K.

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

We may not be able to accurately forecast our results of operations and growth rate. Forecasts are particularly challenging as we expand into new markets and geographies, develop and market new products, and face further uncertainty related to the duration and impact of the COVID-19 pandemic and its effects (including the impact of global supply chain constraints) and uncertainty related to interest rates, inflation rates, and geopolitical events (including the ongoing conflict between Russia and Ukraine and its effects). Our historical sales, expense levels, and profitability may not be an appropriate basis for forecasting future results.

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

Accordingly, we are subject to the risks, including labor disputes, union organizing activity, inclement weather, public health crises such as the COVID-19 pandemic (or other future pandemics or epidemics), and increased transportation costs, associated with our third-party contract manufacturers’ and carriers’ ability to provide products and services to meet our requirements. As a result of Russia’s invasion of Ukraine in March 2022, the United States and other governments have implemented coordinated sanctions, seizures of assets, and export-control measure packages. These measures, and the global response to the invasion, have resulted in increased fuel prices. Although we do not do business in Ukraine, as the cost of fuel rises, the cost to deliver products may rise, which could harm our profitability.

Our business is subject to the risk of manufacturer concentrations.

We depend on a limited number of third-party contract manufacturers for the sourcing of our products. For hard coolers, soft coolers, Drinkware, bags, cargo, and outdoor living and pet products our two largest manufacturers comprised approximately 89%, 91%, 86%, 86%, 93% and 95% respectively, of our production volume during the first quarter of 2022. As a result of this concentration in our supply chain, our business and operations would be negatively affected if any of our key manufacturers were to experience significant disruption affecting the price, quality, availability, or timely delivery of products. Our manufacturers could also be acquired by our competitors and may become our direct competitors, thus limiting or eliminating our access to manufacturing capacity. The partial or complete loss of our key manufacturers, or a significant adverse change in our relationship with any of these manufacturers, could result in lost sales, added costs, and distribution delays that could harm our business and customer relationships.

Our results of operations could be materially harmed if we are unable to accurately forecast demand for our products.

To ensure adequate inventory supply, we must forecast inventory needs and place orders with our manufacturers before firm orders are placed by our customers. If we fail to accurately forecast customer demand, we may experience excess inventory levels or a shortage of product to deliver to our customers. Factors that could affect our ability to accurately forecast demand for our products include: (a) an increase or decrease in consumer demand for our products; (b) our failure to accurately forecast consumer acceptance for our new products; (c) product introductions by competitors; (d) unanticipated changes in general market conditions or other factors, which may result in cancellations of advance orders or a reduction or increase in the rate of reorders or at-once orders placed by retailers; (e) the impact on consumer demand due to unseasonable weather conditions; (f) weakening economic conditions or consumer confidence in future economic conditions or inflationary conditions resulting in rising prices, which could each reduce demand for discretionary items, such as our products; and (g) terrorism or acts of war, or the threat thereof, or political or labor instability or unrest, riots, public health crises such as the COVID-19 pandemic (or other future pandemics or epidemics), or xenophobia resulting therefrom, which could adversely affect consumer confidence and spending or interrupt production and distribution of product and raw materials.

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

Difficulty in forecasting demand, which we have encountered as a result of global supply chain constraints associated with the COVID-19 pandemic, also makes it difficult to estimate our future results of operations and financial condition from period to period. A failure to accurately predict the level of demand for our products could adversely impact our profitability or cause us not to achieve our expected financial results.

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

The price and availability of key components used to manufacture our products, including polyethylene, polyurethane foam, stainless-steel, polyester fabric, zippers, and other plastic materials and coatings, as well as manufacturing equipment and molds, may fluctuate significantly. Increasing demand, supply constraints, and inflation have resulted in shortages and higher costs for the production of some of our products. In addition, the cost of labor at our third-party contract manufacturers could increase significantly. For example, manufacturers in China have experienced increased costs in recent years due to shortages of labor and fluctuations of the Chinese yuan in relation to the U.S. dollar. Additionally, the cost of logistics and transportation fluctuates in large part due to the price of oil and available capacity. Any fluctuations in the cost and availability of any of our raw materials or other sourcing or transportation costs related to our raw materials or products could harm our gross margins and our ability to meet customer demand. As a result of Russia’s invasion of Ukraine in March 2022, the United States and other governments have implemented coordinated sanctions, seizures of assets, and export-control measure packages. These measures, and the global response to the invasion, have resulted in increased oil prices and logistics costs, and may negatively impact the prices of our raw materials we use to manufacture our products. If we are unable to successfully mitigate a significant portion of these product cost increases or fluctuations, our results of operations could be harmed.

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

Twelve percent of our gross sales for 2021 and approximately 13% of our gross sales for the three months ended April 2, 2022 were made to independent retail partners. These retail partners may decide to emphasize products from our competitors, to redeploy their retail floor space to other product categories, or to take other actions that reduce their purchases of our products. We do not receive long-term purchase commitments from our independent retail partners, and orders received from our independent retail partners are cancellable. Factors that could affect our ability to maintain or expand our sales to these independent retail partners include: (a) failure to accurately identify the needs of our customers; (b) a lack of customer acceptance of new products or product expansions; (c) unwillingness of our independent retail partners and customers to attribute premium value to our new or existing products or product expansions relative to competing products; (d) failure to obtain shelf space from our retail partners; (e) new, well-received product introductions by competitors; (f) damage to our relationships with independent retail partners due to brand or reputational harm; (g) delays or defaults on our retail partners' payment obligations to us; and (h) store closures, decreased foot traffic, recession or other adverse effects resulting from public health crises such as the COVID-19 pandemic (or other future pandemics or epidemics).

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

Continued expansion into markets outside the United States, including Canada, Australia, Europe and Japan, is one of our key long-term strategies for the future growth of our business. There are, however, significant costs and risks inherent in selling our products in international markets, including: (a) failure to effectively translate and establish our core brand identity, particularly in markets with a less-established heritage of outdoor and recreational activities; (b) time and difficulty in building a widespread network of retail partners; (c) increased shipping and distribution costs, which could increase our expenses and reduce our margins; (d) potentially lower margins in some regions; (e) longer collection cycles in some regions; (f) increased competition from local providers of similar products; (g) compliance with foreign laws and regulations, including taxes and duties, enhanced privacy laws, rules, and regulations, and product liability laws, rules, and regulations, particularly in the European Union and Japan; (h) establishing and maintaining effective internal controls at foreign locations and the associated increased costs; (i) increased counterfeiting and the uncertainty of protection for intellectual property rights in some countries and practical difficulties of enforcing rights abroad; (j) compliance with anti-bribery, anti-corruption, sanctions, and anti-money laundering laws, such as the FCPA, the Bribery Act, and OFAC regulations, by us, our employees, and our business partners; (k) currency exchange rate fluctuations and related effects on our results of operations; (l) economic weakness, including inflation, or political instability in foreign economies and markets; (m) compliance with tax, employment, immigration, and labor laws for employees living or traveling abroad; (n) workforce uncertainty in countries where labor unrest is more common than in the United States; (o) business interruptions resulting from geopolitical actions, including war and terrorism, such as the invasion of and ongoing conflict in Ukraine, natural disasters, including earthquakes, typhoons, floods, and fires, public health issues, including the outbreak of a pandemic or contagious disease, such as COVID-19, or xenophobia resulting therefrom; (p) the imposition of tariffs on products that we import into international markets that could make such products more expensive compared to those of our competitors; (q) that our ability to expand internationally could be impacted by the intellectual property rights of third parties that conflict with or are superior to ours; and (r) other costs and risks of doing business internationally.

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

Our net sales and profits depend on the level of customer spending for our products, which is sensitive to general economic conditions and other factors; adverse economic conditions, such as a downturn in the economy or inflationary conditions resulting in rising prices, could adversely affect consumer purchases of discretionary items, which could materially harm our sales, profitability, and financial condition.

Our products are discretionary items for customers. Therefore, the success of our business depends significantly on economic factors and trends in consumer spending. There are a number of factors that influence consumer spending, including actual and perceived economic conditions, consumer confidence, disposable consumer income, consumer credit availability, unemployment, and tax rates in the markets where we sell our products. Consumers also have discretion as to where to spend their disposable income and may choose to purchase other items or services if we do not continue to provide authentic, compelling, and high-quality products at appropriate price points. As global economic conditions continue to be volatile and economic uncertainty remains, trends in consumer discretionary spending also remain unpredictable and subject to declines. Any of these factors could harm discretionary consumer spending, resulting in a reduction in demand for our premium products, decreased prices, and harm to our business and results of operations. Moreover, consumer purchases of discretionary items, such as our products, tend to decline during recessionary periods when disposable income is lower or during other periods of economic instability or uncertainty, which may slow our growth more than we anticipate. Inflationary conditions resulting in rising prices could also reduce demand for discretionary items, such as our products. Adverse economic conditions in markets in which we sell our products, particularly in the United States, may materially harm our sales, profitability, and financial condition. For example, the continued adverse effects of COVID-19 across geographies and the increased oil costs caused by the ongoing conflict in Ukraine could lead to a decline in discretionary spending by consumers, resulting in a reduction in demand for our products, and in turn may materially impact our sales, profitability, and financial condition.

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

Any breach of our data security or that of our service providers could result in an unauthorized release or transfer of customer, consumer, user or employee information, or the loss of valuable business data or cause a disruption in our business. These events could give rise to unwanted media attention, damage our reputation, damage our customer, consumer, employee, or user relationships and result in lost sales, fines or lawsuits. We may also be required to expend significant capital and other resources to protect against or respond to or alleviate problems caused by a security breach, which could harm our results of operations. If we or our independent service providers or business partners experience a breach that compromises our customers' sensitive data, our brand could be harmed, sales of our products could decrease, and we could be exposed to losses, litigation, or regulatory proceedings. Depending on the nature of the information compromised, we may also have obligations to notify users, law enforcement, or payment companies about the incident and may need to provide some form of remedy, such as refunds, for the individuals affected by the incident.

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

As of April 2, 2022, we had $106.9 million principal amount of indebtedness outstanding under the Credit Facility (as defined in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” of this Report). The Credit Facility is jointly and severally guaranteed by certain of our wholly-owned material subsidiaries, including YETI Coolers, LLC, which we refer to as YETI Coolers, and YETI Custom Drinkware LLC, which we refer to as YCD, and any of our future subsidiaries that become guarantors, together, which we refer to as the Guarantors, and is also secured by a first-priority lien on substantially all of our assets and the assets of the Guarantors, in each case subject to certain customary exceptions. We may, from time to time, incur additional indebtedness under the Credit Facility.

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

The U.S. House of Representatives passed the Build Back Better Act in November 2021 and the U.S. Senate Finance Committee has drafted similar legislation. In addition, member states of the Organization for Economic Co-Operation and Development are continuing discussions surrounding fundamental changes to the taxing rights of governments and allocation of profits among tax jurisdictions in which companies do business, including proposed rules on the implementation of a global minimum tax. Although it is uncertain if some or all of these proposals will be enacted, a significant change in U.S. tax law, or that of other countries where we operate or have a presence, may materially and adversely impact our income tax liability, provision for income taxes and effective tax rate. We regularly assess all of these matters to determine the adequacy of our income tax provision, which is subject to significant judgment.

The phase-out of LIBOR may negatively impact our financial results.

LIBOR, the London interbank offered rate, is the interest rate benchmark used as a reference rate on our variable rate debt, including our Credit Facility. On March 5, 2021, LIBOR’s regulator, the Financial Conduct Authority and administrator, ICE Benchmark Administration (“IBA”), announced that the publication of one-week and two-month USD LIBOR maturities and the non-USD LIBOR maturities will cease immediately after December 31, 2021, with the publication of overnight, one-, three-, six-, and 12-month USD LIBOR ceasing immediately after June 30, 2023. On March 15, 2022, the Adjustable Interest Rate (LIBOR) Act (the “LIBOR ACT”) was signed into law. Under the LIBOR Act, the Board of Governors of the Federal Reserve System is directed to select the Secured Overnight Financing Rate (“SOFR”), published by the Federal Reserve Bank of New York, as the replacement rate for contracts that reference LIBOR as a benchmark rate and that do not contain either a specified replacement rate or a replacement mechanism after USD LIBOR ceases publication. In addition, recent New York state legislation effectively codified the use of SOFR as the alternative to LIBOR in the absence of another chosen replacement rate, which may affect contracts governed by New York state law, including our Credit Agreement.

Our Credit Facility further provides for the replacement of LIBOR with one or more rates based on the SOFR, or another alternate benchmark rate under certain conditions.

SOFR is calculated differently from LIBOR and the inherent differences between LIBOR and SOFR or any other alternative benchmark rate gives rise to many uncertainties, including the need to amend existing debt instruments and the need to choose alternative reference rates in new contracts. Furthermore, uncertainty regarding whether or when SOFR or other alternative reference rates will be widely accepted by lenders as the replacement for LIBOR may impact the liquidity of the SOFR loan market, and SOFR itself. Since the initial publication of SOFR, daily changes in the rate have, on occasion, been more volatile than daily changes in comparable benchmark or market rates, and SOFR over time may bear little or no relation to the historical actual or historical indicative data. It is possible that the volatility of and uncertainty around SOFR as a LIBOR replacement rate and the applicable credit adjustment would result in higher borrowing costs for us, and would adversely affect our liquidity, financial condition, and earnings. The consequences of these developments with respect to LIBOR cannot be entirely predicted and span multiple future periods but could result in an increase in the cost of our variable rate debt which may negatively impact our financial results.

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

Risks Related to Ownership of Our Common Stock

If we are unable to maintain effective internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our reported financial information and the market price of our common stock may be negatively affected.

As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in such internal controls. Section 404 of the Sarbanes-Oxley Act of 2002 requires that we evaluate and determine the effectiveness of our internal control over financial reporting and provide a management report on our internal controls on an annual basis. If we have material weaknesses in our internal control over financial reporting, we may not detect errors on a timely basis and our consolidated financial statements may be materially misstated. We will need to maintain and enhance the systems, processes and documentation necessary to comply with Section 404 of the Sarbanes-Oxley Act as we grow, and we will require additional management and staff resources to do so.
Additionally, even if we conclude our internal controls are effective for a given period, we may in the future identify one or more material weaknesses in our internal controls, in which case our management will be unable to conclude that our internal control over financial reporting is effective. Our independent registered public accounting firm is required to issue an attestation report on the effectiveness of our internal control over financial reporting every fiscal year. Even if our management concludes that our internal control over financial reporting is effective, our independent registered public accounting firm may conclude that there are material weaknesses with respect to our internal controls or the level at which our internal controls are documented, designed, implemented or reviewed.
If we are unable to conclude that our internal control over financial reporting is effective or if our auditors were to express an adverse opinion on the effectiveness of our internal control over financial reporting because we had one or more material weaknesses, investors could lose confidence in the accuracy and completeness of our financial disclosures, which could cause the price of our common stock to decline. Irrespective of compliance with Section 404, any failure of our internal control over financial reporting could have a material adverse effect on our reported operating results and harm our reputation. Internal control deficiencies could also result in a restatement of our financial results.
We cannot guarantee that our share repurchase program will enhance long-term stockholder value.

Pursuant to the new share repurchase program authorized by our Board of Directors on February 27, 2022, we were authorized to repurchase up to $100.0 million of outstanding shares of our common stock through various methods, including, but not limited to, open market, privately negotiated, or accelerated share repurchase transactions. The share repurchase program was completed during the three months ended April 2, 2022, and the Company repurchased 1,676,551 shares for an aggregate purchase price of $100.0 million, including fees and commissions, at an average price of $59.66. Following the repurchases, no shares remained available for future repurchases under the share repurchase program. We cannot guarantee that our share repurchase activity will enhance long-term stockholder value because the stock price of our common stock may decline below the levels at which we effected repurchases. See Note 7-Stockholders’ Equity of the Unaudited Condensed Consolidated Financial Statements for additional information about the share repurchase program.

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

Item 2. Unregistered Sales of Equity Securities and Use of proceeds

Issuer Purchases of Equity Securities

In February 2022, YETI’s Board of Directors approved a $100.0 million share repurchase program. The following table sets forth the repurchases of our common stock during the quarter ended April 2, 2022:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
January 2 - February 5, 2022	—	$—	—	$—
February 6 - March 5, 2022	280,000	61.79	280,000	82,697,465
March 6 - April 2, 2022	1,396,551	59.22	1,396,551	—
	1,676,551		1,676,551

Following the repurchases, no shares remained available for future repurchases under the share repurchase program. See Note 7-Stockholders’ Equity of the Unaudited Condensed Consolidated Financial Statements for additional information about the share repurchase program.
Item 6. Exhibits.

Exhibit Number	Exhibit

3.1	Amended and Restated Certificate of Incorporation of YETI Holdings, Inc. (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K on October 26, 2018 and incorporated herein by reference)

3.2	Amended and Restated Bylaws of YETI Holdings, Inc. (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K on October 26, 2018 and incorporated herein by reference)

10.1*†	Form of Global Restricted Stock Unit Agreement under YETI Holdings, Inc. 2018 Equity and Performance Incentive Plan

10.2*†	Form of Global Performance-Based Restricted Stock Unit Grant Agreement under YETI Holdings, Inc. 2018 Equity and Performance Incentive Plan

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*
The following unaudited financial statements from YETI Holdings, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 2, 2022, formatted in Inline eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Equity, (v) Consolidated Statements of Cash Flows, and (v) Notes to the Unaudited Condensed Consolidated Financial Statements

104*	Cover Page Interactive Data File (embedded within the Exhibit 101 Inline XBRL document)

* Filed herewith.
** Furnished herewith.
† Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

YETI Holdings, Inc.

Dated: May 11, 2022	By:	/s/ Matthew J. Reintjes
Matthew J. Reintjes
President and Chief Executive Officer, Director (Principal Executive Officer)

Dated: May 11, 2022	By:	/s/ Paul C. Carbone
Paul C. Carbone
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)