Form 10-Q
period 2022-07-02
YETI Holdings, Inc.
filed 2022-08-11
CIK 1670592

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________________________
FORM 10-Q
____________________________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 02, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
There were 86,175,820 shares of Common Stock ($0.01 par value) outstanding as of July 28, 2022.

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

Risks Related to Market and Global Economic Conditions
•Public health crises including the COVID-19 pandemic, could negatively impact our business, sales, financial condition, results of operations and cash flows.
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
•We may be the target of stockholder activism, an unsolicited takeover proposal or a proxy contest or short sellers, which could negatively impact our business.
•We may acquire or invest in other companies, which could divert our management’s attention, result in dilution to our stockholders, and otherwise disrupt our operations and harm our results of operations.
•We may be subject to liability if we infringe upon the intellectual property rights of third parties.

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements.
YETI HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except per share data)

	July 2, 2022	January 1, 2022
ASSETS
Current assets
Cash	$91,994	$312,189
Accounts receivable, net	94,251	109,530
Inventory	490,013	318,864
Prepaid expenses and other current assets	40,767	29,584
Total current assets	717,025	770,167
Property and equipment, net	127,309	119,044
Operating lease right-of-use assets	56,460	54,971
Goodwill	54,293	54,293
Intangible assets, net	97,757	95,314
Other assets	2,514	2,575
Total assets	$1,055,358	$1,096,364

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$204,091	$191,319
Accrued expenses and other current liabilities	129,923	132,309
Taxes payable	17,038	14,514
Accrued payroll and related costs	4,275	30,844
Current operating lease liabilities	11,494	10,167
Current maturities of long-term debt	24,587	24,560
Total current liabilities	391,408	403,713
Long-term debt, net of current portion	83,575	95,741
Operating lease liabilities, non-current	56,269	55,940
Other liabilities	24,245	23,147
Total liabilities	555,497	578,541

Commitments and contingencies (Note 8)

Stockholders’ Equity
Common stock, par value $0.01; 600,000 shares authorized; 87,851 and 86,174 shares issued and outstanding at July 2, 2022, respectively, and 87,727 shares issued and outstanding at January 2, 2021, respectively	878	877
Treasury stock, at cost; 1,677 shares at April 2, 2022	(100,025)	—
Preferred stock, par value $0.01; 30,000 shares authorized; no shares issued or outstanding	—	—
Additional paid-in capital	346,675	337,735
Retained earnings	250,769	178,858
Accumulated other comprehensive income	1,564	353
Total stockholders’ equity	499,861	517,823
Total liabilities and stockholders’ equity	$1,055,358	$1,096,364
See Notes to Unaudited Condensed Consolidated Financial Statements

YETI HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Net sales	$420,042	$357,667	$713,670	$605,221
Cost of goods sold	200,943	148,550	339,711	250,920
Gross profit	219,099	209,117	373,959	354,301
Selling, general, and administrative expenses	150,753	136,692	272,323	241,827
Operating income	68,346	72,425	101,636	112,474
Interest expense	(960)	(832)	(1,726)	(1,686)
Other expense	(5,823)	(955)	(4,921)	(1,253)
Income before income taxes	61,563	70,638	94,989	109,535
Income tax expense	(15,311)	(14,407)	(23,078)	(22,781)
Net income	$46,252	$56,231	$71,911	$86,754

Net income per share
Basic	$0.54	$0.64	$0.83	$0.99
Diluted	$0.53	$0.63	$0.82	$0.98

Weighted-average common shares outstanding
Basic	86,165	87,327	86,766	87,253
Diluted	86,860	88,652	87,542	88,561
See Notes to Unaudited Condensed Consolidated Financial Statements

YETI HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(in thousands)

	Three Months Ended		Six Months Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Net income	$46,252	$56,231	$71,911	$86,754
Other comprehensive income
Foreign currency translation adjustments	1,775	630	1,211	959
Total comprehensive income	$48,027	$56,861	$73,122	$87,713
See Notes to Unaudited Condensed Consolidated Financial Statements

YETI HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(In thousands)

	Three Months Ended July 2, 2022
	Common Stock		Additional Paid-In Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance, April 2, 2022	87,836	$878	$341,208	(1,677)	$(100,025)	$204,517	$(211)	$446,367
Stock-based compensation	—	—	5,467	—	—	—	—	5,467
Common stock issued under employee benefit plans	15	—	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—	—	1,775	1,775
Net income	—	—	—	—	—	46,252	—	46,252
Balance, July 2, 2022	87,851	$878	$346,675	(1,677)	$(100,025)	$250,769	$1,564	$499,861

	Three Months Ended July 3, 2021
	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance, April 3, 2021	87,239	$872	$323,682	—	$—	$(3,221)	$(58)	$321,275
Stock-based compensation	—	—	4,097	—	—	—	—	4,097
Common stock issued under employee benefit plans	202	2	1,859	—	—	—	—	1,861
Other comprehensive income	—	—	—	—	—	—	630	630
Net income	—	—	—	—	—	56,231	—	56,231
Balance, July 3, 2021	87,441	$874	$329,638	—	$—	$53,010	$572	$384,094
See Notes to Unaudited Condensed Consolidated Financial Statements

YETI HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(In thousands)

	Six Months Ended July 2, 2022
	Common Stock		Additional Paid-In Capital		Treasury Stock			Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount			Shares		Amount
Balance, January 1, 2022	87,727	$877	$337,735		—		—	$178,858	$353	$517,823
Stock-based compensation	—	—	10,221		—		—	—	—	10,221
Common stock issued under employee benefit plans	143	1	(1)		—		—	—	—	—
Common stock withheld related to net share settlement of stock-based compensation	(19)	—	(1,280)		—		—	—	—	(1,280)
Repurchase of common stock	—	—	—		(1,677)		(100,025)	—	—	(100,025)
Other comprehensive income	—	—	—		—		—	—	1,211	1,211
Net income	—	—	—		—		—	71,911	—	71,911
Balance, July 2, 2022	87,851	$878	$346,675	$—	$(1,677)	$—	$(100,025)	$250,769	$1,564	$499,861

	Six Months Ended July 3, 2021
	Common Stock		Additional Paid-In Capital		Treasury Stock			Accumulated Deficit	Accumulated Other Comprehensive Income (loss)	Total Stockholders’ Equity
	Shares	Amount			Shares		Amount
Balance, January 2, 2020	87,128	$871	$321,678		—		—	$(33,744)	$(387)	$288,418
Stock-based compensation	—	—	7,515		—		—	—	—	7,515
Common stock issued under employee benefit plans	337	3	2,145		—		—	—	—	2,148
Common stock withheld related to net share settlement of stock-based compensation	(24)	—	(1,700)		—		—	—	—	(1,700)
Other comprehensive loss	—	—	—		—		—	—	959	959
Net income	—	—	—		—		—	86,754	—	86,754
Balance, July 3, 2021	87,441	$874	$329,638	$—	$—	$—	$—	$53,010	$572	$384,094

See Notes to Unaudited Condensed Consolidated Financial Statements

YETI HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended
	July 2, 2022	July 3, 2021
Cash Flows from Operating Activities:
Net income	$71,911	$86,754
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	18,489	14,941
Amortization of deferred financing fees	310	349
Stock-based compensation	10,221	7,515
Deferred income taxes	344	1,801
Impairment of long-lived assets	—	1,142
Other	3,723	1,971
Changes in operating assets and liabilities:
Accounts receivable	15,542	(16,797)
Inventory	(174,289)	(81,188)
Other current assets	(10,260)	(6,133)
Accounts payable and accrued expenses	(13,100)	12,535
Taxes payable	2,544	(2,401)
Other	1	1,703
Net cash (used in) provided by operating activities	(74,564)	22,192
Cash Flows from Investing Activities:
Purchases of property and equipment	(26,022)	(25,894)
Additions of intangibles, net	(5,803)	(3,915)
Net cash used in investing activities	(31,825)	(29,809)
Cash Flows from Financing Activities:
Repayments of long-term debt	(11,250)	(11,250)
Taxes paid in connection with employee stock transactions	(1,280)	(1,700)
Proceeds from employee stock transactions	—	2,149
Finance lease principal payment	(1,212)	(96)
Repurchase of common stock	(100,025)	—
Net cash used in financing activities	(113,767)	(10,897)
Effect of exchange rate changes on cash	(39)	(996)
Net decrease in cash	(220,195)	(19,510)
Cash, beginning of period	312,189	253,283
Cash, end of period	$91,994	$233,773
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

Fiscal Year End

We have a 52- to 53-week fiscal year that ends on the Saturday closest in proximity to December 31, such that each quarterly period will be 13 weeks in length, except during a 53-week year when the fourth quarter will be 14 weeks. Our fiscal year ending December 31, 2022 (“2022”) is a 52-week period. The first quarter of our fiscal year 2022 ended on April 2, 2022, the second quarter ended on July 2, 2022, and the third quarter ends on October 1, 2022. Our fiscal year ended January 1, 2022 (“2021”) was a 52-week period. Unless otherwise stated, references to particular years, quarters, months and periods refer to our fiscal years and the associated quarters, months, and periods of those fiscal years. The unaudited condensed consolidated financial results presented herein represent the three and six months ended July 2, 2022 and July 3, 2021.

Accounts Receivable

Accounts receivable are carried at original invoice amount less estimated credit losses. Upon initial recognition of a receivable, we estimate credit losses over the contractual term of the receivable and establish an allowance for credit losses based on historical experience, current available information, and expectations of future economic conditions. We mitigate credit loss risk from accounts receivable by assessing customers for credit worthiness, including ongoing credit evaluations and their payment trends. Credit risk is limited due to ongoing monitoring, high geographic customer distribution, and low concentration of risk. As the risk of loss is determined to be similar based on the credit risk factors, we aggregate receivables on a collective basis when assessing credit losses. Accounts receivable are uncollateralized customer obligations due under normal trade terms typically requiring payment within 30 to 90 days of sale. Receivables are written off when deemed uncollectible. Recoveries of trade receivables previously written off are recorded to income when received. Our allowance for credit losses was $1.0 million as of July 2, 2022 and $1.6 million as of January 1, 2022, respectively.

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

Our financial instruments consist principally of cash, accounts receivable, accounts payable, and bank indebtedness. The carrying amount of cash, accounts receivable, and accounts payable, approximates fair value due to the short-term maturity of these instruments. The carrying amount of our long-term bank indebtedness approximates fair value based on Level 2 inputs since our senior secured credit facility (“Credit Facility”) carries a variable interest rate that is based on LIBOR, the London Interbank Offered Rate.

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

No other new accounting pronouncements issued or effective as of July 2, 2022 have had, or are expected to have, a material impact on our consolidated financial statements.

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

The following table provides information about accounts receivable and contract liabilities at the periods indicated (in thousands):

	July 2, 2022	January 1, 2022
Accounts receivable, net	$94,251	$109,530
Contract liabilities	$(9,552)	$(20,761)

For the six months ended July 2, 2022, we recognized $20.8 million of revenue that was previously included in the contract liability balance at the beginning of the period.

Disaggregation of Revenue

The following table disaggregates our net sales by channel, product category, and geography (based on end-consumer location) for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Net Sales by Channel
Wholesale	$195,195	$160,784	$332,861	$281,564
Direct-to-consumer	224,847	196,883	380,809	323,657
Total net sales	$420,042	$357,667	$713,670	$605,221

Net Sales by Category
Coolers & Equipment	$193,415	$157,801	$296,373	$251,259
Drinkware	216,070	192,882	400,068	341,761
Other	10,557	6,984	17,229	12,201
Total net sales	$420,042	$357,667	$713,670	$605,221

Net Sales by Geographic Region(1)
United States	$371,918	$322,042	$628,171	$543,781
International	48,124	35,625	85,499	61,440
Total net sales	$420,042	$357,667	$713,670	$605,221
_________________________________
(1) Prior period net sales by geographic region have been reclassified to align with current year presentation which is based on end-consumer location.
For both the three and six months ended July 2, 2022, our largest single customer represented approximately 12% of gross sales. For both the three and six months ended July 3, 2021, no single customer represented over 10% of gross sales.

3. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets include the following (in thousands):

	July 2, 2022	January 1, 2022
Prepaid expenses	$22,605	$16,110
Prepaid taxes	13,578	9,417
Other	4,584	4,057
Total prepaid expenses and other current assets	$40,767	$29,584
4. INCOME TAXES

Income tax expense was $15.3 million and $14.4 million for the three months ended July 2, 2022 and July 3, 2021, respectively. The effective tax rate for the three months ended July 2, 2022 was 25%, compared to 20% for the three months ended July 3, 2021. The increase in both the income tax expense and the effective tax rate are primarily due to a lower tax benefit related to stock compensation in the three months ended July 2, 2022.

Income tax expense was $23.1 million and $22.8 million for the six months ended July 2, 2022 and July 3, 2021, respectively. The effective tax rate for the six months ended July 2, 2022 was 24%, compared to 21% for the six months ended July 3, 2021. The increase in both the income tax expense and the effective tax rate are primarily due to a lower tax benefit related to stock compensation in the six months ended July 2, 2022.

Deferred tax liabilities were $11.2 million as of July 2, 2022 and $10.9 million as of January 1, 2022, which is presented in other liabilities on our unaudited condensed consolidated balance sheet.

For interim periods, our income tax expense and resulting effective tax rate are based upon an estimated annual effective tax rate adjusted for the effects of items required to be treated as discrete to the period, including changes in tax laws, changes in estimated exposures for uncertain tax positions, and other items.
5. STOCK-BASED COMPENSATION

We award stock-based compensation to employees and directors under the 2018 Equity and Incentive Compensation Plan (“2018 Plan”), which was adopted by our Board of Directors and became effective upon the completion of our initial public offering in October 2018. The 2018 Plan replaced the 2012 Equity and Performance Incentive Plan (“2012 Plan”), as amended and restated on June 20, 2018. Any remaining shares available for issuance under the 2012 Plan as the date of our initial public offering in October 2018 are not available for future issuance. However, shares subject to stock awards granted under the 2012 Plan (a) that expire or terminate without being exercised or (b) that are forfeited under an award, return to the 2018 Plan.

We recognized non-cash stock-based compensation expense of $5.5 million and $4.1 million for the three months ended July 2, 2022 and July 3, 2021, respectively. For the six months ended July 2, 2022 and July 3, 2021, we recognized non-cash stock-based compensation expense of $10.2 million and $7.5 million, respectively. At July 2, 2022, total unrecognized non-cash stock-based compensation expense of $38.8 million for all stock-based compensation plans is expected to be recognized over a weighted-average period of 2.2 years.

Stock-based activity for the six months ended July 2, 2022 is summarized below (in thousands, except per share data):

	Stock Options		Performance-Based Restricted Stock Awards and Units(1)		Restricted Stock Units, Restricted Stock Awards, and Deferred Stock Units
	Number of Options	Weighted Average Exercise Price	Number of PBRSs	Weighted Average Grant Date Fair Value	Number of RSUs, RSAs, and DSUs	Weighted Average Grant Date Fair Value
Balance, January 1, 2022	846	$20.05	210	$48.64	433	$55.54
Granted	—	—	113	64.48	360	58.01
Exercised/released	—	—	—	—	(143)	62.10
Forfeited/expired	—	—	(6)	70.52	(40)	62.71
Balance, July 2, 2022	846	$20.05	317	$53.87	610	$54.99
_________________________________
(1) Includes performance-based restricted unit awards (“PRSU”) granted during the six months ended July 2, 2022. The PRSUs have the same terms as our performance-based restricted stock awards and are treated the same.

6. EARNINGS PER SHARE
Basic income per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted income per share includes the effect of all potentially dilutive securities, which include dilutive stock options and other stock-based awards.
The following table sets forth the calculation of earnings per share and weighted-average common shares outstanding at the dates indicated (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Net income	$46,252	$56,231	$71,911	$86,754

Weighted-average common shares outstanding—basic	86,165	87,327	86,766	87,253
Effect of dilutive securities	695	1,325	776	1,309
Weighted-average common shares outstanding—diluted	86,860	88,652	87,542	88,561

Earnings per share
Basic	$0.54	$0.64	$0.83	$0.99
Diluted	$0.53	$0.63	$0.82	$0.98
Effects of potentially dilutive securities are presented only in periods in which they are dilutive. For the three and six months ended July 2, 2022, outstanding stock-based awards representing 0.5 million and 0.3 million shares of common stock, respectively, were excluded from the calculation of diluted earnings per share, because their effect would be anti-dilutive. No outstanding stock-based awards were excluded from the calculation of diluted earnings per share for the three months ended July 3, 2021. For the six months ended July 3, 2021, outstanding stock-based awards representing less than 0.1 million shares of common stock were excluded from the calculation of diluted earnings, because their effect would be anti-dilutive.
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

During the first quarter of 2022, our new product launches included the Hopper® M20 soft cooler, improved Hopper® M30 soft cooler, and two new sizes of the Camino™ Carryall as well as new seasonal colorways. We also strategically implemented price increases on certain hard coolers and tumblers.

We continue to experience challenges associated with the complex and uncertain macroeconomic environment in which we operate. Consistent across many industries, we have experienced, and expect to continue to experience, supply chain challenges, including port congestion, container and labor shortages, which have resulted in longer transit times, higher distribution, logistics, and product inputs costs. As a result, we have experienced, and may continue to experience, decreased profitability and delayed product availability.

The impacts of the macroeconomic environment, including rising fuel prices, higher inflation rates, higher interest rates, foreign exchange rate fluctuations, and other related global economic conditions, remain unknown. However, some of these conditions have exacerbated industry-wide supply chain challenges and have negatively impacted consumer discretionary spending behavior, which have adversely impacted our financial results. While we continue to see strong demand for our products and are working to mitigate the situation, a continuation or worsening of these conditions may continue to adversely impact our business, operations, and financial results.

General
Components of Our Results of Operations

Net Sales. Net sales are comprised of wholesale channel sales to our retail partners and sales through our DTC channel. Net sales in both channels reflect the impact of product returns, as well as discounts for certain sales programs or promotions.

We discuss the net sales of our products in our two primary categories: Coolers & Equipment and Drinkware. Our Coolers & Equipment category includes hard coolers, soft coolers, bags, outdoor equipment, and cargo, as well as accessories and replacement parts for these products. Our Drinkware category includes our stainless-steel drinkware products and related accessories. In addition, our Other category is primarily comprised of ice substitutes and YETI-branded gear, such as shirts, hats, and other miscellaneous products.

Gross profit. Gross profit reflects net sales less cost of goods sold, which primarily includes the purchase cost of our products from our third-party contract manufacturers, inbound freight and duties, product quality testing and inspection costs, depreciation expense of our molds, tooling, and equipment, and the cost of customizing Drinkware products. We calculate gross margin as gross profit divided by net sales. Our DTC channel generally generates higher gross margin than our wholesale channel due to differentiated pricing between these channels.

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

Fiscal Year. We have a 52- to 53-week fiscal year that ends on the Saturday closest in proximity to December 31, such that each quarterly period will be 13 weeks in length, except during a 53-week year when the fourth quarter will be 14 weeks. Our fiscal year ending December 31, 2022 (“2022”) is a 52-week period. The first quarter of our fiscal year 2022 ended on April 2, 2022, the second quarter ended on July 2, 2022, and the third quarter ends on October 1, 2022. Our fiscal year ended January 1, 2022 (“2021”) was a 52-week period. Unless otherwise stated, references to particular years, quarters, months and periods refer to our fiscal years and the associated quarters, months, and periods of those fiscal years. The unaudited condensed consolidated financial results presented herein represent the three and six months ended July 2, 2022 and July 3, 2021.

Results of Operations

The discussion below should be read in conjunction with the following table and our unaudited condensed consolidated financial statements, and related notes. The following table sets forth selected statement of operations data, and their corresponding percentage of net sales, for the periods indicated (dollars in thousands):

	Three Months Ended				Six Months Ended
	July 2, 2022		July 3, 2021		July 2, 2022		July 3, 2021
Statement of Operations
Net sales	$420,042	100%	$357,667	100%	$713,670	100%	$605,221	100%
Cost of goods sold(1)	200,943	48%	148,550	42%	339,711	48%	250,920	41%
Gross profit	219,099	52%	209,117	58%	373,959	52%	354,301	59%
Selling, general, and administrative expenses	150,753	36%	136,692	38%	272,323	38%	241,827	40%
Operating income	68,346	16%	72,425	20%	101,636	14%	112,474	19%
Interest expense	(960)	—%	(832)	—%	(1,726)	—%	(1,686)	—%
Other expense	(5,823)	1%	(955)	—%	(4,921)	1%	(1,253)	—%
Income before income taxes	61,563	15%	70,638	20%	94,989	13%	109,535	18%
Income tax expense	(15,311)	4%	(14,407)	4%	(23,078)	3%	(22,781)	4%
Net income	$46,252	11%	$56,231	16%	$71,911	10%	$86,754	14%
______________________________
(1) Includes $6.4 million of inbound freight expense related to an out-of-period adjustment for the six months ended July 2, 2022. See Note 1-Organization and Significant Accounting Policies of the Unaudited Condensed Consolidated Financial Statements for additional information.

Comparison of the Three Months Ended July 2, 2022 and July 3, 2021

	Three Months Ended
	July 2, 2022	July 3, 2021	Change
(dollars in thousands)			$	%
Net sales	$420,042	$357,667	$62,375	17%
Gross profit	$219,099	$209,117	$9,982	5%
Gross margin (Gross profit as a % of net sales)	52.2%	58.5%	(630) basis points
Selling, general, and administrative expenses	$150,753	$136,692	$14,061	10%
SG&A as a % of net sales	35.9%	38.2%	(230) basis points

Net Sales

Net sales increased $62.4 million, or 17%, to $420.0 million for the three months ended July 2, 2022, compared to $357.7 million for the three months ended July 3, 2021. The increase in net sales was driven by volume growth in both our wholesale and DTC channels. Net sales also include the benefit of price increases implemented during the first quarter of 2022. DTC channel net sales increased $28.0 million, or 14%, to $224.8 million, compared to $196.9 million in the prior year quarter, primarily driven by strong performance in Drinkware. DTC channel mix was 54% in the second quarter of 2022 compared to 55% in the second quarter of 2021. Net sales in our wholesale channel increased $34.4 million, or 21%, to $195.2 million, compared to $160.8 million in the same period last year, primarily driven by our Coolers & Equipment category.

Net sales in our two primary product categories were as follows:

•Drinkware net sales increased by $23.2 million, or 12%, to $216.1 million, compared to $192.9 million in the prior year quarter, reflecting the continued expansion of our product offerings, including the introduction of new colorways and sizes, and strong demand for customization.
•Coolers & Equipment net sales increased by $35.6 million, or 23%, to $193.4 million, compared to $157.8 million in the same period last year, driven by strong performance in bags, soft coolers, and hard coolers.

Gross Profit

Gross profit increased $10.0 million, or 5%, to $219.1 million, compared to $209.1 million in the prior year quarter. Gross margin rate decreased 630 basis points to 52.2% from 58.5% in the prior year quarter. The decrease in gross margin rate was primarily driven by:

•higher inbound freight rates, which unfavorably impacted gross margin by 630 basis points;
•higher product costs, which unfavorably impacted gross margin by 150 basis points;
•the unfavorable impact of foreign currency exchange rates, which negatively impacted gross margin by 70 basis points; and
•an unfavorable sales mix, which negatively impacted gross margin by 40 basis points.

These decreases were partially offset by 170 basis points from price increases and 90 basis points from other impacts.

Selling, General, and Administrative Expenses

SG&A expenses increased $14.1 million, or 10%, to $150.8 million for the three months ended July 2, 2022, compared to $136.7 million for the three months ended July 3, 2021. As a percentage of net sales, SG&A expenses decreased approximately 230 basis points to 35.9% for the three months ended July 2, 2022 from 38.2% for the three months ended July 3, 2021. The increase in SG&A expenses was primarily driven by:

•an increase in variable expenses of $9.9 million (increasing SG&A as a percent of net sales 60 basis points) comprised of:
–higher distribution costs including outbound freight rates and third-party logistics fees, partially offset by lower online marketplace fees; and
•an increase in non-variable expenses of $4.2 million (decreasing SG&A as a percent of net sales 290 basis points) comprised of:
–an increase in non-variable distribution costs, marketing expenses and information technology expenses, partially offset by lower employee costs due to the benefit of incentive compensation accrual reversals during the current period and other operating expenses, including lower professional fees.

Non-Operating Expenses

Interest expense was $1.0 million for the three months ended July 2, 2022, compared to $0.8 million for the three months ended July 3, 2021. The increase in interest expense was primarily due to rising interest rates partially offset by decreased outstanding long-term debt.

Other expense was $5.8 million for the three months ended July 2, 2022, compared to $1.0 million for the three months ended July 3, 2021. The increase in other expense was due to foreign currency losses on intercompany balances.

Income tax expense was $15.3 million for the three months ended July 2, 2022, compared to $14.4 million for the three months ended July 3, 2021. The effective tax rate for the three months ended July 2, 2022 was 25%, compared to 20% for the three months ended July 3, 2021. The increase in both the income tax expense and the effective tax rate are primarily due to a lower tax benefit related to stock compensation in the three months ended July 2, 2022.

Six Months Ended July 2, 2022 Compared to July 3, 2021

	Six Months Ended		Change
	July 2, 2022	July 3, 2021
(dollars in thousands)			$	%
Net sales	$713,670	$605,221	$108,449	18%
Gross profit	$373,959	$354,301	$19,658	6%
Gross margin (Gross profit as a % of net sales)	52.4%	58.5%	(610) basis points
Selling, general, and administrative expenses	$272,323	$241,827	$30,496	13%
SG&A as a % of net sales	38.2%	40.0%	(180) basis points

Net Sales

Net sales increased $108.4 million, or 18%, to $713.7 million for the six months ended July 2, 2022, compared to $605.2 million for the six months ended July 3, 2021. The increase in net sales was driven by volume growth in both our DTC and wholesale channels. Net sales also include the benefit of price increases implemented during the first quarter of 2022. DTC channel net sales increased $57.2 million, or 18%, to $380.8 million, compared to $323.7 million in the prior year period, primarily driven by growth in Drinkware and Coolers & Equipment categories. DTC channel mix remained at 53% of net sales for both the first six months of 2022 and 2021. Net sales in our wholesale channel increased $51.3 million, or 18%, to $332.9 million, compared to $281.6 million in the same period last year, primarily driven by growth in both Drinkware and Coolers & Equipment.

Net sales in our two primary product categories were as follows:

•Drinkware net sales increased by $58.3 million, or 17%, to $400.1 million, compared to $341.8 million in the prior year period, reflecting the continued expansion of our Drinkware product offerings, including the introduction of new colorways and sizes, and strong demand for customization.
•Coolers & Equipment net sales increased by $45.1 million, or 18%, to $296.4 million, compared to $251.3 million in the same period last year, primarily driven by growth in bags, soft coolers, outdoor living products and hard coolers.

Gross Profit

Gross profit increased $19.7 million, or 6%, to $374.0 million compared to $354.3 million in the prior year period. Gross margin rate decreased 610 basis points to 52.4% from 58.5% in the same period last year. The decrease in gross margin rate was primarily driven by:

•higher inbound freight rates unfavorably impacted gross margin by 650 basis points, inclusive of a 90 basis point impact of an out-of-period adjustment (see Note 1 – Organization and Significant Accounting Policies for additional information);
•higher product costs, which unfavorably impacted gross margin by 100 basis points;
•the unfavorable impact of foreign currency exchange rates, which negatively impacted gross margin by 50 basis points; and
•the non-renewal of the Global System of Preferences (“GSP”), which impacted import duties and unfavorably impacted gross margin by 30 basis points.

These decreases were partially offset by 190 basis points from price increases and 30 basis points from other impacts

Selling, General, and Administrative Expenses

SG&A expenses increased by $30.5 million, or 13%, to $272.3 million for the six months ended July 2, 2022 compared to $241.8 million for the six months ended July 3, 2021. As a percentage of net sales, SG&A decreased 180 basis points to 38.2% for the six months ended July 2, 2022 compared to 40.0% for the six months ended July 3, 2021. The increase in SG&A expenses was primarily driven by:

•an increase in variable expenses of $17.3 million (increasing SG&A as a percent of net sales 60 basis points) comprised of:
–higher distribution costs, including outbound freight rates, third-party logistics fees, and credit card processing fees, partially offset by lower online marketplace fees; and
•an increase in non-variable expenses of $13.2 million (decreasing SG&A as a percent of net sales 240 basis points) comprised of:
–an increase in non-variable distribution costs, marketing expenses, and information technology expenses, partially offset by a decline in other operating expenses, including lower professional fees. Employee costs were flat as a result of the benefit of the incentive compensation accrual reversals during the current period.

Non-Operating Expenses

Interest expense remained consistent at $1.7 million for the six months ended July 2, 2022, compared to the six months ended July 3, 2021. Interest expense was essentially flat due to rising interest rates, offset by decreased outstanding long-term debt.

Other expense was $4.9 million for the six months ended July 2, 2022, compared to $1.3 million for the six months ended July 3, 2021. The increase in other expense was due to foreign currency losses on intercompany balances.

Income tax expense was $23.1 million for the six months ended July 2, 2022, compared to $22.8 million for the six months ended July 3, 2021. The effective tax rate for the six months ended July 2, 2022 was 24%, compared to 21% for the six months ended July 3, 2021. The increase in both the income tax expense and the effective tax rate are primarily due to a lower tax benefit related to stock compensation in the six months ended July 2, 2022.

Liquidity and Capital Resources

General

Our cash requirements have principally been for working capital purposes, long-term debt repayments, and capital expenditures. We fund our working capital, primarily inventory and accounts receivable, and capital investments from cash flows from operating activities, cash on hand, and borrowings available under our Revolving Credit Facility (as defined below). As discussed under “—Overview of Business” above, although the potential magnitude and economic impacts of the current macroeconomic environment are highly uncertain, we believe that our current operating performance, operating plan, our strong cash position, and borrowings available under our Revolving Credit Facility, will be sufficient to satisfy our foreseeable liquidity needs and capital expenditure requirements for at least the next twelve months.

Current Liquidity

As of July 2, 2022, we had a cash balance of $92.0 million and $233.6 million of working capital (excluding cash), and $150.0 million of borrowings available under the Revolving Credit Facility.

Credit Facility

We are party to a senior secured credit agreement (“Credit Facility”) that provides for a $150.0 million Revolving Credit Facility maturing on December 17, 2024 (“Revolving Credit Facility”) and a $300.0 million Term Loan A maturing on December 17, 2024 (“Term Loan A”). At July 2, 2022, we had $101.3 million principal amount of indebtedness outstanding related to Term Loan A under the Credit Facility and no outstanding borrowings under the Revolving Credit Facility. The weighted average interest rates for borrowings under Term Loan A was 2.23% during the six months ended July 2, 2022.

The Credit Facility requires us to comply with certain covenants, including financial covenants regarding our total net leverage ratio and interest coverage ratio. Fluctuations in these ratios may increase our interest expense. Failure to comply with these covenants and certain other provisions of the Credit Facility, or the occurrence of a change of control, could result in an event of default and an acceleration of our obligations under the Credit Facility or other indebtedness that we may incur in the future. At July 2, 2022, we were in compliance with all covenants and expect to remain in compliance with all covenants under the Credit Facility.

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

Cash Flows from Operating, Investing, and Financing Activities

The following table summarizes our cash flows from operating, investing and financing activities for the periods indicated (in thousands):

	Six Months Ended
	July 2, 2022	July 3, 2021
Cash flows provided by (used in):
Operating activities	$(74,564)	$22,192
Investing activities	(31,825)	(29,809)
Financing activities	(113,767)	(10,897)
Operating Activities

Cash flows related to operating activities are dependent on net income, non-cash adjustments to net income, and changes in working capital. The increase in cash used in operating activities during the six months ended July 2, 2022 compared to cash provided by operating activities during the six months ended July 3, 2021 is primarily due to an increase in net cash used for working capital and a decrease in net income, adjusted for non-cash items, for the periods compared. The increase in cash used for working capital was primarily due to an increase in inventory and a decrease in accounts payable, partially offset by a decrease in accounts receivable.
Investing Activities
Cash used in investing activities was essentially flat during the six months ended July 2, 2022 compared to the six months ended July 3, 2022.
Financing Activities

The increase in cash used by financing activities during the six months ended July 2, 2022 was primarily driven by repurchases of common stock.
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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding disclosures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of July 2, 2022.

Changes in Internal Control over Financial Reporting

During the quarter ended July 2, 2022, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

The risks and uncertainties discussed below update and supersede the risks and uncertainties previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended January 1, 2022, which was filed with the SEC on February 28, 2022. Other than the addition of a risk factor related to risks and uncertainties associated with stockholder activism, there have been no material changes to the risks and uncertainties previously disclosed in such Annual Report on Form 10-K.

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

We may not be able to accurately forecast our results of operations and growth rate. Forecasts are particularly challenging as we expand into new markets and geographies, develop and market new products, and face further uncertainty related to current market conditions, including the impact of the COVID-19 pandemic, and the impact of global supply chain constraints and uncertainty related to interest rates, inflation rates, and geopolitical events (including the ongoing conflict between Russia and Ukraine and its effects). Our historical sales, expense levels, and profitability may not be an appropriate basis for forecasting future results.

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

Accordingly, we are subject to the risks, including labor disputes, union organizing activity, inclement weather, public health crises such as the COVID-19 pandemic (or other future pandemics or epidemics), and increased transportation costs, associated with our third-party contract manufacturers’ and carriers’ ability to provide products and services to meet our requirements. As a result of Russia’s invasion of Ukraine in March 2022, the United States and other governments have implemented coordinated sanctions, seizures of assets, and export-control measure packages. These measures, and the global response to the invasion, have resulted in increased fuel prices. Although we do not do business in Ukraine, downstream effects of the conflict have resulted in higher fuel costs, which has resulted in, and could continue to result in, higher costs to deliver products, which could harm our profitability.

Our business is subject to the risk of manufacturer concentrations.

We depend on a limited number of third-party contract manufacturers for the sourcing of our products. For hard coolers, soft coolers, Drinkware, bags, cargo, and outdoor living and pet products our two largest manufacturers comprised approximately 84%, 86%, 82%, 85%, 91% and 91% respectively, of our production volume during the second quarter of 2022. As a result of this concentration in our supply chain, our business and operations would be negatively affected if any of our key manufacturers were to experience significant disruption affecting the price, quality, availability, or timely delivery of products. Our manufacturers could also be acquired by our competitors and may become our direct competitors, thus limiting or eliminating our access to manufacturing capacity. The partial or complete loss of our key manufacturers, or a significant adverse change in our relationship with any of these manufacturers, could result in lost sales, added costs, and distribution delays that could harm our business and customer relationships.

Our results of operations could be materially harmed if we are unable to accurately forecast demand for our products.

To ensure adequate inventory supply, we must forecast inventory needs and place orders with our manufacturers before firm orders are placed by our customers. If we fail to accurately forecast customer demand, we may experience excess inventory levels or a shortage of product to deliver to our customers. Factors that could affect our ability to accurately forecast demand for our products include: (a) an increase or decrease in consumer demand for our products; (b) our failure to accurately forecast consumer acceptance for our new products; (c) product introductions by competitors; (d) unanticipated changes in general market conditions or other factors, which may result in cancellations of advance orders or a reduction or increase in the rate of reorders or at-once orders placed by retailers; (e) the impact on consumer demand due to unseasonable weather conditions; (f) weakening economic conditions or consumer confidence in future economic conditions or inflationary conditions resulting in rising prices, which could each reduce demand for discretionary items, such as our products; and (g) terrorism or acts of war, such as the invasion of and ongoing conflict in Ukraine, or the threat thereof, or political or labor instability or unrest, riots, or public health crises such as the COVID-19 pandemic (or other future pandemics or epidemics), which could adversely affect consumer confidence and spending or interrupt production and distribution of product and raw materials.

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

Difficulty in forecasting demand, which we have encountered as a result of global supply chain constraints, also makes it difficult to estimate our future results of operations and financial condition from period to period. A failure to accurately predict the level of demand for our products could adversely impact our profitability or cause us not to achieve our expected financial results.

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

Many of our core products are manufactured in China, the Philippines, Vietnam, Taiwan, Poland, and Malaysia. In addition, we have third-party manufacturing partners in Mexico and Italy. Our reliance on suppliers and manufacturers in foreign markets creates risks inherent in doing business in foreign jurisdictions, including: (a) the burdens of complying with a variety of foreign laws and regulations, including trade and labor restrictions and laws relating to the importation and taxation of goods; (b) weaker protection for intellectual property and other legal rights than in the United States, and practical difficulties in enforcing intellectual property and other rights outside of the United States; (c) compliance with U.S. and foreign laws relating to foreign operations, including the U.S. Foreign Corrupt Practices Act (“FCPA”), the UK Bribery Act 2010 (“Bribery Act”), regulations of the U.S. Office of Foreign Assets Controls (“OFAC”), and U.S. anti-money laundering regulations, which respectively prohibit U.S. companies from making improper payments to foreign officials for the purpose of obtaining or retaining business, operating in certain countries, or maintaining business relationships with certain restricted parties as well as engaging in other corrupt and illegal practices; (d) economic and political instability and acts of terrorism in the countries where our suppliers are located; (e) public health crises, such as pandemics and epidemics, in the countries where our suppliers and manufacturers are located; (f) transportation interruptions or increases in transportation costs; and (g) the imposition of tariffs or non-tariff barriers on components and products that we import into the United States or other markets. For example, the COVID-19 pandemic resulted in increased travel restrictions, supply chain disruptions, and extended shutdown of certain businesses around the globe. In particular, YETI experienced an extended shutdown in its Vietnam manufacturing facility during the third quarter of 2021 which resulted in additional supply disruptions. Public health crises such as the COVID-19 pandemic or any further political developments or health concerns in markets in which our products are manufactured could result in social, economic and labor instability, adversely affecting the supply of our products and, in turn, our business, financial condition, and results of operations. Further, we cannot assure you that our directors, officers, employees, representatives, manufacturers, or suppliers have not engaged and will not engage in conduct for which we may be held responsible, nor can we assure you that our manufacturers, suppliers, or other business partners have not engaged and will not engage in conduct that could materially harm their ability to perform their contractual obligations to us or even result in our being held liable for such conduct. Violations of the FCPA, the Bribery Act, OFAC restrictions, or other export control, anti-corruption, anti-money laundering, and anti-terrorism laws or regulations may result in severe criminal or civil penalties, and we may be subject to other related liabilities, which could harm our business, financial condition, cash flows, and results of operations.

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

Twelve percent of our gross sales for 2021 and approximately 13% of our gross sales for the six months ended July 2, 2022 were made to independent retail partners. These retail partners may decide to emphasize products from our competitors, to redeploy their retail floor space to other product categories, or to take other actions that reduce their purchases of our products. We do not receive long-term purchase commitments from our independent retail partners, and orders received from our independent retail partners are cancellable. Factors that could affect our ability to maintain or expand our sales to these independent retail partners include: (a) failure to accurately identify the needs of our customers; (b) a lack of customer acceptance of new products or product expansions; (c) unwillingness of our independent retail partners and customers to attribute premium value to our new or existing products or product expansions relative to competing products; (d) failure to obtain shelf space from our retail partners; (e) new, well-received product introductions by competitors; (f) damage to our relationships with independent retail partners due to brand or reputational harm; (g) delays or defaults on our retail partners' payment obligations to us; (h) store closures, decreased foot traffic, or other adverse effects resulting from public health crises such as the COVID-19 pandemic (or other future pandemics or epidemics); and (i) economic conditions, including levels of consumer discretionary spending, which may be impacted by rising inflation, unemployment and interest rates.

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

We have key relationships with national retail partners. For both 2020 and 2021, one national retail partner accounted for approximately 9% and 10% of our gross sales, respectively. Our sales could be materially harmed if we lose any of our key retail partners or if any key retail partner reduces its purchases of our existing or new products or its number of stores or operations or promotes products of our competitors over ours. Because we are a premium brand, our sales depend, in part, on retail partners effectively displaying our products, including providing attractive space and point of purchase displays in their stores, and training their sales personnel to sell our products. If our retail partners reduce or terminate those activities, we may experience reduced sales of our products, resulting in lower gross margins, which would harm our results of operations.

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

We have and may continue to expand our existing DTC channel by opening new retail stores. We currently operate eleven retail stores across seven states. Our ability to open new retail stores in a timely manner and operate them profitably depends on a number of factors, many of which are beyond our control, including:

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

We sell to the large majority of our retail partners on open account terms and do not require collateral or a security interest in the inventory we sell them. Consequently, our accounts receivable with our retail partners are unsecured. Insolvency, credit problems, or other financial difficulties confronting our retail partners could expose us to financial risk. These actions could expose us to risks if they are unable to pay for the products they purchase from us. Financial difficulties of our retail partners could also cause them to reduce their sales staff, use of attractive displays, number or size of stores, and the amount of floor space dedicated to our products. For example, the COVID-19 pandemic caused public health officials to recommend precautions to mitigate the spread of the virus that resulted in widespread temporary store closures or reduced store hours for our retail partners during the second quarter of 2020. These actions had a significant unfavorable impact on our wholesale business during the second quarter of 2020. Future public health crises may have a similar impact on our stores. Further, the current economic environment has resulted in severely diminished liquidity and credit availability, increases in inflation rates, rising interest rates, declines in consumer confidence, declines in economic growth, and uncertainty about economic stability, any of which may lead to a material reduction in sales of our products by our retail partners. Any reduction in sales by, or loss of, our current retail partners or customer demand, or credit risks associated with our retail partners, could harm our business, results of operations, and financial condition.

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

Our financial results and future growth have been, and could in the future be, harmed by currency exchange rate fluctuations.

As our international business grows, our results of operations have been and could in the future be adversely impacted by changes in foreign currency exchange rates. Revenues and certain expenses in markets outside of the United States are recognized in local foreign currencies, and we are exposed to gains or losses from the translation of those amounts into U.S. dollars for consolidation into our financial statements. Similarly, we are exposed to gains and losses resulting from currency exchange rate fluctuations on transactions generated by our foreign subsidiaries in currencies other than their local currencies. In addition, the business of our independent manufacturers may also be disrupted by currency exchange rate fluctuations by making their purchases of raw materials more expensive and more difficult to finance. As a result, foreign currency exchange rate fluctuations may adversely impact our results of operations.

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

Our business is vulnerable to damage or interruption from earthquakes, fires, floods, power losses, telecommunications failures, terrorist attacks, acts of war, riots, public health crises, human errors, criminal acts, and similar events. For example, a significant natural disaster, such as an earthquake, fire, or flood, could harm our business, results of operations, and financial condition, and our insurance coverage may be insufficient to compensate us for losses that may occur. Our corporate offices, one of our distribution centers, and one of our data center facilities are located in Texas, a state that frequently experiences floods and storms. In addition, the facilities of our suppliers and where our manufacturers produce our products are located in parts of Asia that frequently experience typhoons and earthquakes. Acts of terrorism and public health crises, such as the COVID-19 pandemic (or other future pandemics or epidemics), could also cause disruptions in our or our suppliers’, manufacturers’, and logistics providers’ businesses or the economy as a whole. The COVID-19 pandemic has contributed significantly to global supply chain issues, with restrictions and limitations on related activities causing disruption and delay. These disruptions and delays have strained certain domestic and international supply chains, which have affected and could continue to negatively affect the flow or availability of certain of our products. While our domestic customization operations are open and operating currently, we were forced to temporarily close these operations during the pandemic, and may be required to do so again in response to future COVID-19 resurgences or other public health crises. We may not have sufficient protection or recovery plans in some circumstances, such as natural disasters affecting Texas or other locations where we have operations or store significant inventory. Our servers are also vulnerable to computer viruses, criminal acts, denial-of-service attacks, ransomware, and similar disruptions from unauthorized tampering with our computer systems, which could lead to interruptions, delays, or loss of critical data. As we rely heavily on our information technology and communications systems and the Internet to conduct our business and provide high-quality customer service, these disruptions could harm our ability to run our business and either directly or indirectly disrupt our suppliers’ or manufacturers’ businesses, which could harm our business, results of operations, and financial condition.
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

Risks Related to Market and Global Economic Conditions
Public health crises, including the COVID-19 pandemic could negatively impact our business, sales, financial condition, results of operations and cash flows.
The COVID-19 pandemic and preventative measures taken to contain or mitigate it have caused, and may continue to cause, business slowdowns or shutdowns in affected areas and significant disruption in the financial markets both globally and in the United States, The emergence of another pandemic, epidemic, or infectious disease outbreak could have a similar effect. The impacts of such public health crises include, but are not limited to:

•the possibility of retail store closures or reduced operating hours and/or decreased retail traffic;
•disruption to our distribution centers and our third-party manufacturing partners and other vendors, including the effects of facility closures as a result of outbreaks of COVID-19 or other illnesses, or measures taken by federal, state or local governments to reduce its spread, reductions in operating hours, labor shortages, and real time changes in operating procedures, including for additional cleaning and disinfection procedures; and
•significant disruption of global financial markets, which could have a negative impact on our ability to access capital in the future.

The COVID-19 pandemic has contributed significantly to global supply chain constraints, with restrictions and limitations on related activities causing disruption and delay. These disruptions and delays have strained domestic and international supply chains, resulting in port congestion, transportation delays as well as labor and container shortages, and have affected and could continue to negatively affect the flow or availability of certain products. In addition, increased demand for online purchases of products has impacted our fulfillment operations and small parcel network, resulting in potential delays in delivering products to our customers. Other future public heath crises could have a similar effect.

The further spread of COVID-19 or the emergence of another pandemic, epidemic or infectious disease outbreak, including any required or voluntary actions to help limit the spread of illness could impact our ability to carry out our business and may materially adversely impact global economic conditions, our business, results of operations, cash flows and financial condition. Such events could materially increase our costs, negatively impact our sales and damage our results of operations and liquidity, possibly to a significant degree. The extent of the impact of such events on our business and financial results cannot be predicted.

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

We primarily rely on cash flow generated from our sales to fund our current operations and our growth initiatives. As we expand our business, we will need significant cash from operations to purchase inventory, increase our product development, expand our manufacturer and supplier relationships, pay personnel, pay for the increased costs associated with operating as a public company, expand internationally, and further invest in our sales and marketing efforts. If our business does not generate sufficient cash flow from operations to fund these activities and sufficient funds are not otherwise available from our current or future credit facility, we may need additional equity or debt financing. The global economy, including the financial and credit markets, has recently experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, increases in inflation rates, rising interest rates, declines in consumer confidence, declines in economic growth, and uncertainty about economic stability, all of which may impact our ability to obtain financing. If such financing is not available to us on satisfactory terms, our ability to operate and expand our business or to respond to competitive pressures could be harmed. Moreover, if we raise additional capital by issuing equity securities or securities convertible into equity securities, the ownership of our existing stockholders may be diluted. The holders of new securities may also have rights, preferences or privileges which are senior to those of existing holders of common stock. In addition, any indebtedness we incur may subject us to covenants that restrict our operations and will require interest and principal payments that could create additional cash demands and financial risk for us.

Our indebtedness may limit our ability to invest in the ongoing needs of our business and if we are unable to comply with the covenants in our current Credit Facility, our liquidity and results of operations could be harmed.

As of July 2, 2022, we had $101.3 million principal amount of indebtedness outstanding under the Credit Facility (as defined in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” of this Report). The Credit Facility is jointly and severally guaranteed by certain of our wholly-owned material subsidiaries, including YETI Coolers, LLC, which we refer to as YETI Coolers, and YETI Custom Drinkware LLC, which we refer to as YCD, and any of our future subsidiaries that become guarantors, together, which we refer to as the Guarantors, and is also secured by a first-priority lien on substantially all of our assets and the assets of the Guarantors, in each case subject to certain customary exceptions. We may, from time to time, incur additional indebtedness under the Credit Facility.

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
We may be the target of stockholder activism, an unsolicited takeover proposal or a proxy contest or short sellers, which could negatively impact our business.

In recent years, there has been an increase in proxy contests, unsolicited takeovers and other forms of stockholder activism. We may be subject to such actions or proposals from stockholders or others that may not align with our business strategies or the interests of our other stockholders. If such a campaign or proposal were to be made against us, we would likely incur substantial costs, such as legal fees and expenses, and divert management’s and our Board’s attention and resources from our businesses and strategic plans. Stockholder activists may also seek to involve themselves in the governance, strategic direction and operations of our business through stockholder proposals, which could create perceived uncertainties or concerns as to our future operating environment, legislative environment, strategy, direction, or leadership. Any such uncertainties or concerns could result in the loss of potential business opportunities, harm our business and financial relationships, and harm our ability to attract or retain investors, customers and employees. Actions of activist stockholders may also cause significant fluctuations in our stock price based on temporary or speculative market perceptions or other factors that do not necessarily reflect the underlying fundamentals and prospects of our business. We may also be the target of short sellers who engage in negative publicity campaigns that may use selective information that may be presented out of context or that may misrepresent facts and circumstances. Any of the foregoing could adversely affect our business and operating results.

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

101*
The following unaudited financial statements from YETI Holdings, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 2, 2022, formatted in Inline eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Equity, (v) Consolidated Statements of Cash Flows, and (v) Notes to the Unaudited Condensed Consolidated Financial Statements

104*	Cover Page Interactive Data File (embedded within the Exhibit 101 Inline XBRL document)

* Filed herewith.
** Furnished herewith.
† Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

YETI Holdings, Inc.

Dated: August 11, 2022	By:	/s/ Matthew J. Reintjes
Matthew J. Reintjes
President and Chief Executive Officer, Director (Principal Executive Officer)

Dated: August 11, 2022	By:	/s/ Paul C. Carbone
Paul C. Carbone
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)