Form 10-Q
period 2022-10-01
YETI Holdings, Inc.
filed 2022-11-10
CIK 1670592

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________________________
FORM 10-Q
____________________________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 01, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
There were 86,248,108 shares of Common Stock ($0.01 par value) outstanding as of October 27, 2022.

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

Risks Related to Market and Global Economic Conditions
•Public health crises, including the COVID-19 pandemic, could negatively impact our business, sales, financial condition, results of operations and cash flows.
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

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements.
YETI HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except per share data)

	October 1, 2022	January 1, 2022
ASSETS
Current assets
Cash	$77,763	$312,189
Accounts receivable, net	93,898	109,530
Inventory	439,443	318,864
Prepaid expenses and other current assets	33,564	29,584
Total current assets	644,668	770,167
Property and equipment, net	128,361	119,044
Operating lease right-of-use assets	55,348	54,971
Goodwill	54,293	54,293
Intangible assets, net	98,142	95,314
Other assets	2,414	2,575
Total assets	$983,226	$1,096,364

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$122,813	$191,319
Accrued expenses and other current liabilities	107,003	132,309
Taxes payable	7,584	14,514
Accrued payroll and related costs	3,240	30,844
Current operating lease liabilities	10,580	10,167
Current maturities of long-term debt	24,411	24,560
Total current liabilities	275,631	403,713
Long-term debt, net of current portion	77,756	95,741
Operating lease liabilities, non-current	55,764	55,940
Other liabilities	23,414	23,147
Total liabilities	432,565	578,541

Commitments and contingencies (Note 7)

Stockholders’ Equity
Common stock, par value $0.01; 600,000 shares authorized; 87,924 and 86,248 shares issued and outstanding at October 1, 2022, respectively, and 87,727 shares issued and outstanding at January 2, 2021, respectively	879	877
Treasury stock, at cost; 1,677 shares at October 1, 2022	(100,025)	—
Preferred stock, par value $0.01; 30,000 shares authorized; no shares issued or outstanding	—	—
Additional paid-in capital	351,033	337,735
Retained earnings	296,289	178,858
Accumulated other comprehensive income	2,485	353
Total stockholders’ equity	550,661	517,823
Total liabilities and stockholders’ equity	$983,226	$1,096,364
See Notes to Unaudited Condensed Consolidated Financial Statements

YETI HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Net sales	$433,556	$362,643	$1,147,226	$967,864
Cost of goods sold	211,149	155,640	550,860	406,560
Gross profit	222,407	207,003	596,366	561,304
Selling, general, and administrative expenses	153,940	138,274	426,263	380,101
Operating income	68,467	68,729	170,103	181,203
Interest expense	(1,495)	(833)	(3,221)	(2,519)
Other expense	(7,281)	(1,239)	(12,202)	(2,492)
Income before income taxes	59,691	66,657	154,680	176,192
Income tax expense	(14,171)	(13,690)	(37,249)	(36,471)
Net income	$45,520	$52,967	$117,431	$139,721

Net income per share
Basic	$0.53	$0.61	$1.36	$1.60
Diluted	$0.52	$0.60	$1.35	$1.58

Weighted-average common shares outstanding
Basic	86,208	87,526	86,580	87,343
Diluted	86,831	88,750	87,305	88,636
See Notes to Unaudited Condensed Consolidated Financial Statements

YETI HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(in thousands)

	Three Months Ended		Nine Months Ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Net income	$45,520	$52,967	$117,431	$139,721
Other comprehensive income (loss)
Foreign currency translation adjustments	921	(84)	2,132	875
Total comprehensive income	$46,441	$52,883	$119,563	$140,596
See Notes to Unaudited Condensed Consolidated Financial Statements

YETI HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(In thousands)

	Three Months Ended October 1, 2022
	Common Stock		Additional Paid-In Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance, July 2, 2022	87,851	$878	$346,675	(1,677)	$(100,025)	$250,769	$1,564	$499,861
Stock-based compensation	—	—	4,662	—	—	—	—	4,662
Common stock issued under employee benefit plans	86	1	277	—	—	—	—	278
Common stock withheld related to net share settlement of stock-based compensation	(13)	—	(581)	—	—	—	—	(581)
Other comprehensive income	—	—	—	—	—	—	921	921
Net income	—	—	—	—	—	45,520	—	45,520
Balance, October 1, 2022	87,924	$879	$351,033	(1,677)	$(100,025)	$296,289	$2,485	$550,661

	Three Months Ended October 2, 2021
	Common Stock		Additional Paid-In Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance, July 3, 2021	87,441	$874	$329,638	—	$—	$53,010	$572	$384,094
Stock-based compensation	—	—	3,824	—	—	—	—	3,824
Common stock issued under employee benefit plans	175	2	643	—	—	—	—	645
Common stock withheld related to net share settlement of stock-based compensation	(18)	—	(1,806)	—	—	—	—	(1,806)
Other comprehensive (loss)	—	—	—	—	—	—	(84)	(84)
Net income	—	—	—	—	—	52,967	—	52,967
Balance, October 2, 2021	87,598	$876	$332,299	—	$—	$105,977	$488	$439,640
See Notes to Unaudited Condensed Consolidated Financial Statements

YETI HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(In thousands)

	Nine Months Ended October 1, 2022
	Common Stock		Additional Paid-In Capital		Treasury Stock			Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount			Shares		Amount
Balance, January 1, 2022	87,727	$877	$337,735		—		—	$178,858	$353	$517,823
Stock-based compensation	—	—	14,883		—		—	—	—	14,883
Common stock issued under employee benefit plans	229	2	276		—		—	—	—	278
Common stock withheld related to net share settlement of stock-based compensation	(32)	—	(1,861)		—		—	—	—	(1,861)
Repurchase of common stock	—	—	—		(1,677)		(100,025)	—	—	(100,025)
Other comprehensive income	—	—	—		—		—	—	2,132	2,132
Net income	—	—	—		—		—	117,431	—	117,431
Balance, October 1, 2022	87,924	$879	$351,033	$—	$(1,677)	$—	$(100,025)	$296,289	$2,485	$550,661

	Nine Months Ended October 2, 2021
	Common Stock		Additional Paid-In Capital		Treasury Stock			(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity
	Shares	Amount			Shares		Amount
Balance, January 2, 2021	87,128	$871	$321,678		—		—	$(33,744)	$(387)	$288,418
Stock-based compensation	—	—	11,339		—		—	—	—	11,339
Common stock issued under employee benefit plans	512	5	2,788		—		—	—	—	2,793
Common stock withheld related to net share settlement of stock-based compensation	(42)	—	(3,506)		—		—	—	—	(3,506)
Other comprehensive income	—	—	—		—		—	—	875	875
Net income	—	—	—		—		—	139,721	—	139,721
Balance, October 2, 2021	87,598	$876	$332,299		$—		$—	$105,977	$488	$439,640

See Notes to Unaudited Condensed Consolidated Financial Statements

YETI HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended
	October 1, 2022	October 2, 2021
Cash Flows from Operating Activities:
Net income	$117,431	$139,721
Adjustments to reconcile net income to cash (used in) provided by operating activities:
Depreciation and amortization	28,504	23,440
Amortization of deferred financing fees	458	516
Stock-based compensation	14,883	11,339
Deferred income taxes	(1,138)	3,764
Impairment of long-lived assets	181	2,331
Other	10,215	3,213
Changes in operating assets and liabilities:
Accounts receivable	14,679	(18,769)
Inventory	(127,362)	(126,381)
Other current assets	(2,944)	(5,206)
Accounts payable and accrued expenses	(121,515)	48,184
Taxes payable	(6,773)	(11,441)
Other	1,166	2,488
Net cash (used in) provided by operating activities	(72,215)	73,199
Cash Flows from Investing Activities:
Purchases of property and equipment	(32,493)	(41,159)
Additions of intangibles, net	(7,924)	(6,749)
Net cash used in investing activities	(40,417)	(47,908)
Cash Flows from Financing Activities:
Repayments of long-term debt	(16,875)	(16,875)
Taxes paid in connection with employee stock transactions	(1,861)	(3,507)
Proceeds from employee stock transactions	278	2,794
Finance lease principal payment	(1,730)	(600)
Repurchase of common stock	(100,025)	—
Net cash used in financing activities	(120,213)	(18,188)
Effect of exchange rate changes on cash	(1,581)	(1,069)
Net (decrease) increase in cash	(234,426)	6,034
Cash, beginning of period	312,189	253,283
Cash, end of period	$77,763	$259,317
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

Fiscal Year End

We have a 52- to 53-week fiscal year that ends on the Saturday closest in proximity to December 31, such that each quarterly period will be 13 weeks in length, except during a 53-week year when the fourth quarter will be 14 weeks. Our fiscal year ending December 31, 2022 (“2022”) is a 52-week period. The first quarter of our fiscal year 2022 ended on April 2, 2022, the second quarter ended on July 2, 2022, and the third quarter ended on October 1, 2022. Our fiscal year ended January 1, 2022 (“2021”) was a 52-week period. Unless otherwise stated, references to particular years, quarters, months and periods refer to our fiscal years and the associated quarters, months, and periods of those fiscal years. The unaudited condensed consolidated financial results presented herein represent the three and nine months ended October 1, 2022 and October 2, 2021.

Accounts Receivable

Accounts receivable are carried at original invoice amount less estimated credit losses. Upon initial recognition of a receivable, we estimate credit losses over the contractual term of the receivable and establish an allowance for credit losses based on historical experience, current available information, and expectations of future economic conditions. We mitigate credit loss risk from accounts receivable by assessing customers for credit worthiness, including ongoing credit evaluations and their payment trends. Credit risk is limited due to ongoing monitoring, high geographic customer distribution, and low concentration of risk. As the risk of loss is determined to be similar based on the credit risk factors, we aggregate receivables on a collective basis when assessing credit losses. Accounts receivable are uncollateralized customer obligations due under normal trade terms typically requiring payment within 30 to 90 days of sale. Receivables are written off when deemed uncollectible. Recoveries of trade receivables previously written off are recorded to income when received. Our allowance for credit losses was $1.0 million as of October 1, 2022 and $1.6 million as of January 1, 2022, respectively.

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

Recent Accounting Guidance Not Yet Adopted

In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The ASU is intended to ease the potential accounting and financial reporting burden of reference rate reform, including the expected market transition from the LIBOR and other interbank offered rates to alternative reference rates. The guidance provides optional expedients and scope exceptions for transactions if certain criteria are met. These transactions include contract modifications, hedge accounting, and the sale or transfer of debt securities classified as held-to-maturity. The ASU can be adopted no later than December 31, 2022 with early adoption permitted. We are evaluating the effect of adopting this new accounting guidance. The impact of this guidance on our financial statements and related disclosures will continue to be evaluated through the application period and is not expected to be material.

In September 2022, the FASB issued ASU 2022-04, Liabilities-Supplier Finance Programs (Topic 405-50) - Disclosure of Supplier Finance Program Obligations, which requires disclosures intended to enhance the transparency of supplier finance programs. The ASU requires buyers in a supplier finance program to disclose sufficient information about the program to allow a user of financial statements to understand the program’s nature, activity during the period, changes from period to period, and potential magnitude. The ASU is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, except for the amendment on rollforward information, which is effective for fiscal years beginning after December 15, 2023. Early adoption is permitted. We are currently evaluating the impact of adopting this guidance on our disclosures.

No other new accounting pronouncements issued or effective as of October 1, 2022 have had, or are expected to have, a material impact on our consolidated financial statements.

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

The following table provides information about accounts receivable and contract liabilities at the periods indicated (in thousands):

	October 1, 2022	January 1, 2022
Accounts receivable, net	$93,898	$109,530
Contract liabilities	$(9,136)	$(20,761)

For the nine months ended October 1, 2022, we recognized $20.8 million of revenue that was previously included in the contract liability balance at the beginning of the period.

Disaggregation of Revenue

The following table disaggregates our net sales by channel, product category, and geography (based on end-consumer location) for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Net Sales by Channel
Wholesale	$206,153	$165,504	$539,014	$447,068
Direct-to-consumer	227,403	197,139	608,212	520,796
Total net sales	$433,556	$362,643	$1,147,226	$967,864

Net Sales by Category
Coolers & Equipment	$185,657	$149,002	$482,030	$400,261
Drinkware	238,987	205,035	639,055	546,796
Other	8,912	8,606	26,141	20,807
Total net sales	$433,556	$362,643	$1,147,226	$967,864

Net Sales by Geographic Region(1)
United States	$377,067	$327,413	$1,005,238	$871,194
International	56,489	35,230	141,988	96,670
Total net sales	$433,556	$362,643	$1,147,226	$967,864
_________________________________
(1) Prior period net sales by geographic region have been reclassified to align with current year presentation which is based on end-consumer location.
For both the three and nine months ended October 1, 2022, our largest single customer represented approximately 12% of gross sales. For the three and nine months ended October 2, 2021, our largest single customer represented approximately 11% and 10% of gross sales, respectively.

3. INCOME TAXES

Income tax expense was $14.2 million and $13.7 million for the three months ended October 1, 2022 and October 2, 2021, respectively. The effective tax rate for the three months ended October 1, 2022 was 24%, compared to 21% for the three months ended October 2, 2021. The increase in both the income tax expense and the effective tax rate are primarily due to a lower tax benefit related to stock compensation in the three months ended October 1, 2022.

Income tax expense was $37.2 million and $36.5 million for the nine months ended October 1, 2022 and October 2, 2021, respectively. The effective tax rate for the nine months ended October 1, 2022 was 24%, compared to 21% for the nine months ended October 2, 2021. The increase in both the income tax expense and the effective tax rate are primarily due to a lower tax benefit related to stock compensation in the nine months ended October 1, 2022.

Deferred tax liabilities were $9.7 million as of October 1, 2022 and $10.9 million as of January 1, 2022, which is presented in other liabilities on our unaudited condensed consolidated balance sheet.

For interim periods, our income tax expense and resulting effective tax rate are based upon an estimated annual effective tax rate adjusted for the effects of items required to be treated as discrete to the period, including changes in tax laws, changes in estimated exposures for uncertain tax positions, and other items.
4. STOCK-BASED COMPENSATION

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

We recognized non-cash stock-based compensation expense of $4.7 million and $3.8 million for the three months ended October 1, 2022 and October 2, 2021, respectively. For the nine months ended October 1, 2022 and October 2, 2021, we recognized non-cash stock-based compensation expense of $14.9 million and $11.3 million, respectively. At October 1, 2022, total unrecognized non-cash stock-based compensation expense of $35.5 million for all stock-based compensation plans is expected to be recognized over a weighted-average period of 2.1 years.

Stock-based activity for the nine months ended October 1, 2022 is summarized below (in thousands, except per share data):

	Stock Options		Performance-Based Restricted Stock Awards and Units(1)		Restricted Stock Units, Restricted Stock Awards, and Deferred Stock Units
	Number of Options	Weighted Average Exercise Price	Number of PBRSs and PRSUs	Weighted Average Grant Date Fair Value	Number of RSUs, RSAs, and DSUs	Weighted Average Grant Date Fair Value
Balance, January 1, 2022	846	$20.05	210	$48.64	433	$55.54
Granted	—	—	113	64.48	469	54.44
Exercised/released	(12)	22.84	—	—	(217)	51.24
Forfeited/expired	(13)	18.00	(30)	57.50	(68)	62.88
Balance, October 1, 2022	821	$20.04	293	$53.84	617	$55.41
_________________________________
(1) Includes performance-based restricted unit awards (“PRSU”) granted during the nine months ended October 1, 2022. The PRSUs have the same terms as our performance-based restricted stock awards and are treated the same.

5. EARNINGS PER SHARE
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
The following table sets forth the calculation of earnings per share and weighted-average common shares outstanding at the dates indicated (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Net income	$45,520	$52,967	$117,431	$139,721

Weighted-average common shares outstanding—basic	86,208	87,526	86,580	87,343
Effect of dilutive securities	623	1,224	725	1,293
Weighted-average common shares outstanding—diluted	86,831	88,750	87,305	88,636

Earnings per share
Basic	$0.53	$0.61	$1.36	$1.60
Diluted	$0.52	$0.60	$1.35	$1.58
Effects of potentially dilutive securities are presented only in periods in which they are dilutive. For the three and nine months ended October 1, 2022, outstanding stock-based awards representing 0.5 million and 0.4 million shares of common stock, respectively, were excluded from the calculation of diluted earnings per share, because their effect would be anti-dilutive. No outstanding stock-based awards were excluded from the calculation of diluted earnings per share for the three months ended October 2, 2021. For the nine months ended October 2, 2021, outstanding stock-based awards representing less than 0.1 million shares of common stock were excluded from the calculation of diluted earnings, because their effect would be anti-dilutive.
6. STOCKHOLDERS’ EQUITY

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

During the first quarter of 2022, our new product launches included the Hopper® M20 soft cooler, improved Hopper® M30 soft cooler, and two new sizes of the Camino™ Carryall as well as new seasonal colorways. In the first quarter and third quarter of 2022, we also strategically implemented price increases on certain hard coolers and tumblers.

We continue to experience challenges associated with the complex and uncertain macroeconomic environment in which we operate. Consistent across many industries, we have experienced, and expect to continue to experience, inflationary pressures and supply chain challenges, including port congestion, container and labor shortages, which have resulted in longer transit times, higher distribution, logistics, and product inputs costs. As a result, we have experienced, and may continue to experience, decreased profitability and delayed product availability for certain products.

Other macroeconomic trends, including rising fuel prices, higher inflation rates, higher interest rates, foreign exchange rate fluctuations, and other related global economic conditions, have led to uncertainty in the economic environment and their impacts remain unknown. While some of these conditions have negatively impacted consumer discretionary spending behavior, we continue to see strong demand for our products.

A continuation or worsening of these macroeconomic trends may continue to adversely impact our business, operations, and financial results. We will continue to monitor and mitigate the effects of the macroeconomic environment on our business.

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

Fiscal Year. We have a 52- to 53-week fiscal year that ends on the Saturday closest in proximity to December 31, such that each quarterly period will be 13 weeks in length, except during a 53-week year when the fourth quarter will be 14 weeks. Our fiscal year ending December 31, 2022 (“2022”) is a 52-week period. The first quarter of our fiscal year 2022 ended on April 2, 2022, the second quarter ended on July 2, 2022, and the third quarter ended on October 1, 2022. Our fiscal year ended January 1, 2022 (“2021”) was a 52-week period. Unless otherwise stated, references to particular years, quarters, months and periods refer to our fiscal years and the associated quarters, months, and periods of those fiscal years. The unaudited condensed consolidated financial results presented herein represent the three and nine months ended October 1, 2022 and October 2, 2021.

Results of Operations

The discussion below should be read in conjunction with the following table and our unaudited condensed consolidated financial statements, and related notes. The following table sets forth selected statement of operations data, and their corresponding percentage of net sales, for the periods indicated (dollars in thousands):

	Three Months Ended				Nine Months Ended
	October 1, 2022		October 2, 2021		October 1, 2022		October 2, 2021
Statement of Operations
Net sales	$433,556	100%	$362,643	100%	$1,147,226	100%	$967,864	100%
Cost of goods sold(1)	211,149	49%	155,640	43%	550,860	48%	406,560	42%
Gross profit	222,407	51%	207,003	57%	596,366	52%	561,304	58%
Selling, general, and administrative expenses	153,940	36%	138,274	38%	426,263	37%	380,101	39%
Operating income	68,467	16%	68,729	19%	170,103	15%	181,203	19%
Interest expense	(1,495)	—%	(833)	—%	(3,221)	—%	(2,519)	—%
Other expense	(7,281)	2%	(1,239)	—%	(12,202)	1%	(2,492)	—%
Income before income taxes	59,691	14%	66,657	18%	154,680	13%	176,192	18%
Income tax expense	(14,171)	3%	(13,690)	4%	(37,249)	3%	(36,471)	4%
Net income	$45,520	10%	$52,967	15%	$117,431	10%	$139,721	14%
______________________________
(1) Includes $6.4 million of inbound freight expense related to an out-of-period adjustment for the nine months ended October 1, 2022. See Note 1 - Organization and Significant Accounting Policies of the Unaudited Condensed Consolidated Financial Statements for additional information.

Comparison of the Three Months Ended October 1, 2022 and October 2, 2021

	Three Months Ended
	October 1, 2022	October 2, 2021	Change
(dollars in thousands)			$	%
Net sales	$433,556	$362,643	$70,913	20%
Gross profit	$222,407	$207,003	$15,404	7%
Gross margin (Gross profit as a % of net sales)	51.3%	57.1%	(580) basis points
Selling, general, and administrative expenses	$153,940	$138,274	$15,666	11%
SG&A as a % of net sales	35.5%	38.1%	(260) basis points

Net Sales

Net sales increased $70.9 million, or 20%, to $433.6 million for the three months ended October 1, 2022, compared to $362.6 million for the three months ended October 2, 2021. The increase was mainly driven by volume growth in both our wholesale and DTC channels and the benefit of price increases implemented during the first quarter of 2022.

DTC channel net sales increased $30.3 million, or 15%, to $227.4 million, compared to $197.1 million in the prior year quarter, primarily driven by strong performance in Drinkware. DTC channel mix was 52% in the third quarter of 2022 compared to 54% in the third quarter of 2021. Net sales in our wholesale channel increased $40.6 million, or 25%, to $206.2 million, compared to $165.5 million in the same period last year, primarily driven by our Coolers & Equipment category.

Net sales in our two primary product categories were as follows:

•Drinkware net sales increased by $34.0 million, or 17%, to $239.0 million, compared to $205.0 million in the prior year quarter, reflecting the continued expansion of our product offerings, including the introduction of new colorways and sizes, and strong demand for customization.
•Coolers & Equipment net sales increased by $36.7 million, or 25%, to $185.7 million, compared to $149.0 million in the same period last year, driven by strong performance in soft coolers, bags and hard coolers.

Gross Profit

Gross profit increased $15.4 million, or 7%, to $222.4 million, compared to $207.0 million in the prior year quarter. Gross margin rate decreased 580 basis points to 51.3% from 57.1% in the prior year quarter. The decrease in gross margin rate was primarily driven by:

•higher inbound freight rates, which unfavorably impacted gross margin by 490 basis points;
•higher product costs, which unfavorably impacted gross margin by 150 basis points;
•the unfavorable impact of foreign currency exchange rates, which negatively impacted gross margin by 70 basis points;
•an unfavorable channel mix shift to wholesale channel net sales, which negatively impacted gross margin by 20 basis points; and
•other impacts, which unfavorably impacted gross margin by 20 basis points.

These decreases were partially offset by 170 basis points from price increases.

Selling, General, and Administrative Expenses

SG&A expenses increased $15.7 million, or 11%, to $153.9 million for the three months ended October 1, 2022, compared to $138.3 million for the three months ended October 2, 2021. As a percentage of net sales, SG&A expenses decreased approximately 260 basis points to 35.5% for the three months ended October 1, 2022 from 38.1% for the three months ended October 2, 2021. The increase in SG&A expenses was primarily driven by:

•an increase in variable expenses of $14.1 million (increasing SG&A as a percent of net sales by 140 basis points) comprised of:
–higher distribution costs including outbound freight rates, online marketplace fees and third-party logistics fees; and
•an increase in non-variable expenses of $1.6 million (decreasing SG&A as a percent of net sales by 400 basis points) comprised of:
–an increase in non-variable distribution costs, information technology expenses and marketing expenses, partially offset by lower employee costs primarily driven by incentive compensation, and other operating expenses, including lower professional fees.

Non-Operating Expenses

Interest expense was $1.5 million for the three months ended October 1, 2022, compared to $0.8 million for the three months ended October 2, 2021. The increase in interest expense was primarily due to rising interest rates partially offset by decreased outstanding long-term debt.

Other expense was $7.3 million for the three months ended October 1, 2022, compared to $1.2 million for the three months ended October 2, 2021. The increase in other expense was due to foreign currency losses on intercompany balances.

Income tax expense was $14.2 million for the three months ended October 1, 2022, compared to $13.7 million for the three months ended October 2, 2021. The effective tax rate for the three months ended October 1, 2022 was 24%, compared to 21% for the three months ended October 2, 2021. The increase in both the income tax expense and the effective tax rate are primarily due to a lower tax benefit related to stock compensation in the three months ended October 1, 2022.

Nine Months Ended October 1, 2022 Compared to October 2, 2021

	Nine Months Ended		Change
	October 1, 2022	October 2, 2021
(dollars in thousands)			$	%
Net sales	$1,147,226	$967,864	$179,362	19%
Gross profit	$596,366	$561,304	$35,062	6%
Gross margin (Gross profit as a % of net sales)	52.0%	58.0%	(600) basis points
Selling, general, and administrative expenses	$426,263	$380,101	$46,162	12%
SG&A as a % of net sales	37.2%	39.3%	(210) basis points

Net Sales

Net sales increased $179.4 million, or 19%, to $1,147.2 million for the nine months ended October 1, 2022, compared to $967.9 million for the nine months ended October 2, 2021. The increase in net sales was driven by volume growth in both our DTC and wholesale channels and the benefit of price increases implemented during the first quarter of 2022.

DTC channel net sales increased $87.4 million, or 17%, to $608.2 million, compared to $520.8 million in the prior year period, primarily driven by growth in Drinkware. DTC channel mix was 53% in the first nine months of 2022 compared to 54% in the first nine months of 2021. Net sales in our wholesale channel increased $91.9 million, or 21%, to $539.0 million, compared to $447.1 million in the same period last year, primarily driven by growth in Drinkware.

Net sales in our two primary product categories were as follows:

•Drinkware net sales increased by $92.3 million, or 17%, to $639.1 million, compared to $546.8 million in the prior year period, reflecting the continued expansion of our Drinkware product offerings, including the introduction of new colorways and sizes, and strong demand for customization.
•Coolers & Equipment net sales increased by $81.8 million, or 20%, to $482.0 million, compared to $400.3 million in the same period last year, primarily driven by growth in bags, soft coolers, hard coolers and outdoor living products.

Gross Profit

Gross profit increased $35.1 million, or 6%, to $596.4 million compared to $561.3 million in the prior year period. Gross margin rate decreased 600 basis points to 52.0% from 58.0% in the same period last year. The decrease in gross margin rate was primarily driven by:

•higher inbound freight rates, which unfavorably impacted gross margin by 590 basis points, inclusive of a 60 basis point impact due to an out-of-period adjustment (see Note 1 – Organization and Significant Accounting Policies for additional information);
•higher product costs, which unfavorably impacted gross margin by 120 basis points;
•the unfavorable impact of foreign currency exchange rates, which negatively impacted gross margin by 60 basis points; and
•the non-renewal of the GSP, which impacted import duties and unfavorably impacted gross margin by 30 basis points.

These decreases were partially offset by 160 basis points from price increases and 40 basis points from other impacts.

Selling, General, and Administrative Expenses

SG&A expenses increased by $46.2 million, or 12%, to $426.3 million for the nine months ended October 1, 2022 compared to $380.1 million for the nine months ended October 2, 2021. As a percentage of net sales, SG&A decreased 210 basis points to 37.2% for the nine months ended October 1, 2022 compared to 39.3% for the nine months ended October 2, 2021. The increase in SG&A expenses was primarily driven by:

•an increase in variable expenses of $31.3 million (increasing SG&A as a percent of net sales by 90 basis points) comprised of:
–higher distribution costs, including outbound freight rates, third-party logistics fees and online marketplace fees; and
•an increase in non-variable expenses of $14.8 million (decreasing SG&A as a percent of net sales by 300 basis points) comprised of:
–an increase in non-variable distribution costs, marketing expenses, and information technology expenses, partially offset by a decline in employee costs, primarily driven by incentive compensation, and other operating expenses, including lower professional fees.

Non-Operating Expenses

Interest expense was $3.2 million for the nine months ended October 1, 2022, compared to $2.5 million for the nine months ended October 2, 2021. The increase in interest expense was primarily due to rising interest rates partially offset by decreased outstanding long-term debt.

Other expense was $12.2 million for the nine months ended October 1, 2022, compared to $2.5 million for the nine months ended October 2, 2021. The increase in other expense was due to foreign currency losses on intercompany balances.

Income tax expense was $37.2 million for the nine months ended October 1, 2022, compared to $36.5 million for the nine months ended October 2, 2021. The effective tax rate for the nine months ended October 1, 2022 was 24%, compared to 21% for the nine months ended October 2, 2021. The increase in both the income tax expense and the effective tax rate are primarily due to a lower tax benefit related to stock compensation in the nine months ended October 1, 2022.

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

Current Liquidity

As of October 1, 2022, we had a cash balance of $77.8 million and $291.3 million of working capital (excluding cash), and $150.0 million of borrowings available under the Revolving Credit Facility.

Credit Facility

We are party to a senior secured credit agreement (“Credit Facility”) that provides for a $150.0 million Revolving Credit Facility maturing on December 17, 2024 (“Revolving Credit Facility”) and a $300.0 million Term Loan A maturing on December 17, 2024 (“Term Loan A”). At October 1, 2022, we had $95.6 million principal amount of indebtedness outstanding related to Term Loan A under the Credit Facility and no outstanding borrowings under the Revolving Credit Facility. The weighted average interest rate for borrowings under Term Loan A was 3.02% during the nine months ended October 1, 2022.

The Credit Facility requires us to comply with certain covenants, including financial covenants regarding our total net leverage ratio and interest coverage ratio. Fluctuations in these ratios may increase our interest expense. Failure to comply with these covenants and certain other provisions of the Credit Facility, or the occurrence of a change of control, could result in an event of default and an acceleration of our obligations under the Credit Facility or other indebtedness that we may incur in the future. At October 1, 2022, we were in compliance with all covenants and expect to remain in compliance with all covenants under the Credit Facility.

Share Repurchase

On February 27, 2022, the Board of Directors authorized a common stock repurchase program of up to $100.0 million. During the three months ended April 2, 2022, we repurchased 1,676,551 shares for an aggregate purchase price of $100.0 million, including fees and commissions, at an average repurchase price of $59.66 per share. Following the repurchases, no shares remained available for future repurchases under the share repurchase program. See Note 6-Stockholders’ Equity of the Unaudited Condensed Consolidated Financial Statements for additional information about the share repurchase program.

Material Cash Requirements

There have been no material changes in our material cash requirements for contractual and other obligations, including capital expenditures, as disclosed under “Material Cash Requirements” included in Part II, Item 7 of our Annual Report on Form 10-K for the year ended January 1, 2022 filed with the U.S. Securities and Exchange Commission (“SEC”).

Cash Flows from Operating, Investing, and Financing Activities

The following table summarizes our cash flows from operating, investing and financing activities for the periods indicated (in thousands):

	Nine Months Ended
	October 1, 2022	October 2, 2021
Cash flows provided by (used in):
Operating activities	$(72,215)	$73,199
Investing activities	(40,417)	(47,908)
Financing activities	(120,213)	(18,188)
Operating Activities

Cash flows related to operating activities are dependent on net income, non-cash adjustments to net income, and changes in working capital. The increase in cash used in operating activities during the nine months ended October 1, 2022 compared to cash provided by operating activities during the nine months ended October 2, 2021 is primarily due to an increase in net cash used for working capital and a decrease in net income, adjusted for non-cash items, for the periods compared. The increase in cash used for working capital was primarily due to a decrease in accounts payable, partially offset by a decrease in accounts receivable.
Investing Activities
The decrease in cash used in investing activities during the nine months ended October 1, 2022 was primarily related to lower purchases for technology upgrades and enhancements, as well as production molds, tooling and equipment, and facilities.
Financing Activities

The increase in cash used by financing activities during the nine months ended October 1, 2022 was primarily driven by repurchases of common stock.
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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding disclosures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of October 1, 2022.

Changes in Internal Control over Financial Reporting

During the quarter ended October 1, 2022, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

The risks and uncertainties discussed below update and supersede the risks and uncertainties previously disclosed in Part I, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended July 2, 2022, which was filed with the SEC on August 11, 2022. There have been no material changes to the risks and uncertainties previously disclosed in such Quarterly Report on Form 10-Q.

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

We depend on a limited number of third-party contract manufacturers for the sourcing of our products. For hard coolers, soft coolers, Drinkware, bags, cargo, and outdoor living and pet products our two largest manufacturers comprised approximately 76%, 85%, 80%, 86%, 90% and 91% respectively, of our production volume during the nine months ended October 1, 2022. As a result of this concentration in our supply chain, our business and operations would be negatively affected if any of our key manufacturers were to experience significant disruption affecting the price, quality, availability, or timely delivery of products. Our manufacturers could also be acquired by our competitors and may become our direct competitors, thus limiting or eliminating our access to manufacturing capacity. The partial or complete loss of our key manufacturers, or a significant adverse change in our relationship with any of these manufacturers, could result in lost sales, added costs, and distribution delays that could harm our business and customer relationships.

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

Twelve percent of our gross sales for 2021 and approximately 13% of our gross sales for the nine months ended October 1, 2022 were made to independent retail partners. These retail partners may decide to emphasize products from our competitors, to redeploy their retail floor space to other product categories, or to take other actions that reduce their purchases of our products. We do not receive long-term purchase commitments from our independent retail partners, and orders received from our independent retail partners are cancellable. Factors that could affect our ability to maintain or expand our sales to these independent retail partners include: (a) failure to accurately identify the needs of our customers; (b) a lack of customer acceptance of new products or product expansions; (c) unwillingness of our independent retail partners and customers to attribute premium value to our new or existing products or product expansions relative to competing products; (d) failure to obtain shelf space from our retail partners; (e) new, well-received product introductions by competitors; (f) damage to our relationships with independent retail partners due to brand or reputational harm; (g) delays or defaults on our retail partners' payment obligations to us; (h) store closures, decreased foot traffic, or other adverse effects resulting from public health crises such as the COVID-19 pandemic (or other future pandemics or epidemics); and (i) economic conditions, including levels of consumer discretionary spending, which may be impacted by rising inflation, unemployment and interest rates.

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

Our business is vulnerable to damage or interruption from earthquakes, fires, floods, power losses, telecommunications failures, terrorist attacks, acts of war, riots, public health crises, human errors, criminal acts, and similar events. For example, a significant natural disaster, such as an earthquake, fire, or flood, could harm our business, results of operations, and financial condition, and our insurance coverage may be insufficient to compensate us for losses that may occur. Our corporate offices, one of our distribution centers, and one of our data center facilities are located in Texas, a state that frequently experiences floods and storms. In addition, the facilities of our suppliers and where our manufacturers produce our products are located in parts of Asia that frequently experience typhoons and earthquakes. Acts of terrorism and public health crises, such as the COVID-19 pandemic (or other future pandemics or epidemics), could also cause disruptions in our or our suppliers’, manufacturers’, and logistics providers’ businesses or the economy as a whole. The COVID-19 pandemic has contributed significantly to global supply chain issues, with restrictions and limitations on related activities causing disruption and delay. These disruptions and delays have strained certain domestic and international supply chains, which have affected and could continue to negatively affect the flow or availability of certain of our products. While our domestic customization operations are open and operating currently, we were forced to temporarily close these operations during the COVID-19 pandemic, and may be required to do so again in response to future public health crises. We may not have sufficient protection or recovery plans in some circumstances, such as natural disasters affecting Texas or other locations where we have operations or store significant inventory. Our servers are also vulnerable to computer viruses, criminal acts, denial-of-service attacks, ransomware, and similar disruptions from unauthorized tampering with our computer systems, which could lead to interruptions, delays, or loss of critical data. As we rely heavily on our information technology and communications systems and the Internet to conduct our business and provide high-quality customer service, these disruptions could harm our ability to run our business and either directly or indirectly disrupt our suppliers’ or manufacturers’ businesses, which could harm our business, results of operations, and financial condition.
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

As of October 1, 2022, we had $95.6 million principal amount of indebtedness outstanding under the Credit Facility (as defined in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” of this Report). The Credit Facility is jointly and severally guaranteed by certain of our wholly-owned material subsidiaries, including YETI Coolers, LLC, which we refer to as YETI Coolers, and YETI Custom Drinkware LLC, which we refer to as YCD, and any of our future subsidiaries that become guarantors, together, which we refer to as the Guarantors, and is also secured by a first-priority lien on substantially all of our assets and the assets of the Guarantors, in each case subject to certain customary exceptions. We may, from time to time, incur additional indebtedness under the Credit Facility.

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

For example, on August 16, 2022, the U.S. government enacted the Inflation Reduction Act of 2022 (the “IRA”) which includes changes to the U.S. corporate income tax system, a 15% book minimum tax on corporations with three-year average annual adjusted financial statement income exceeding $1 billion and a 1% excise tax on share repurchases. These provisions are generally effective for tax years beginning after December 31, 2022. If we become subject to additional taxes under the IRA, particularly in connection with any future share repurchase program, our financial condition, results of operations, effective tax rate, and cash flows could be negatively impacted.

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

Item 6. Exhibits.

Exhibit Number	Exhibit

3.1	Amended and Restated Certificate of Incorporation of YETI Holdings, Inc. (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K on October 26, 2018 and incorporated herein by reference)

3.2	Amended and Restated Bylaws of YETI Holdings, Inc. (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K on October 26, 2018 and incorporated herein by reference)

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Interim Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer and Interim Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*
The following unaudited financial statements from YETI Holdings, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 1, 2022, formatted in Inline eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Equity, (v) Consolidated Statements of Cash Flows, and (v) Notes to the Unaudited Condensed Consolidated Financial Statements

104*	Cover Page Interactive Data File (embedded within the Exhibit 101 Inline XBRL document)

* Filed herewith.
** Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

YETI Holdings, Inc.

Dated: November 10, 2022	By:	/s/ Matthew J. Reintjes
Matthew J. Reintjes
President and Chief Executive Officer, Director (Principal Executive Officer)

Dated: November 10, 2022	By:	/s/ Michael J. McMullen
Michael J. McMullen
Vice President and Interim Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)