Form 10-K
period 2022-12-31
YETI Holdings, Inc.
filed 2023-02-27
CIK 1670592

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________
FORM 10-K
________________________________________________
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes  ☐ No  ☒
As of July 1, 2022, the last business day of our mostly recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates was $3,906,272,036.
As of February 9, 2023, there were 86,454,870 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the registrant’s 2023 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2022, are incorporated by reference in Part III herein.

YETI HOLDINGS, INC.

Forward-Looking Statements
This Annual Report on Form 10-K (this “Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical or current fact included in this Report are forward-looking statements. Forward-looking statements include statements containing words such as “anticipate,” “assume,” “believe,” “can,” “have,” “contemplate,” “continue,” “could,” “design,” “due,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “likely,” “may,” “might,” “objective,” “plan,” “predict,” “project,” “potential,” “seek,” “should,” “target,” “will,” “would,” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operational performance or other events. For example, all statements made relating to our anticipated voluntary recalls, expected market environment, estimated and projected costs, expenditures, and growth rates, plans and objectives for future operations, growth, or initiatives, or strategies are forward-looking statements. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that are expected and, therefore, you should not unduly rely on such statements. The risks and uncertainties that could cause actual results to differ materially from those expressed or implied by these forward-looking statements include but are not limited to the risks and uncertainties listed below under “Risk Factors Summary” and further described under the heading “Risk Factors” in Part I, Item 1A of this Report, as such risk factors may be amended, supplemented or superseded from time to time by other reports we file with the United States Securities and Exchange Commission.

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

Risks Related to Our Business, Operations and Industry
•If we fail to attract new customers and maintain our brand image, we may be unable to maintain demand for our products, which could harm our results of operations.
•If we are unable to successfully design, develop and market new products, our business may be harmed.
•Our business could be harmed if we are unable to accurately forecast our results of operations or our growth rate and demand for our products.
•We may not be able to effectively manage our growth.
•We may not be successful in expanding into additional markets.
•If we fail to compete effectively, we could lose our market position.
•Unauthorized use or invalidation of our intellectual property or proprietary rights could damage our brand and harm our results of operations.
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
•If we fail to appropriately address emerging environmental, social and governance matters, our reputation and our business could be harmed.
•Climate change, and related legislative and regulatory responses to climate change, may adversely impact our business.
•A significant portion of our sales are to independent retail partners, and if they cease to carry our current products or choose not to promote or carry new products that we develop, our brand as well as our results of operations and financial condition could be harmed.
•If our plans to increase sales through our direct-to-consumer e-commerce channel are not successful, our business and results of operations could be harmed.
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
•Our business is subject to the risk of catastrophic events and to interruption by problems such as terrorism, public health crises, cyberattacks, or failure of key information technology systems.
•Our results of operations are subject to seasonal and quarterly variations, which could cause the price of our common stock to decline.

•We are subject to many hazards and operational risks that can disrupt our business, some of which may not be insured or fully covered by insurance.

Risks Related to Market and Global Economic Conditions
•Public health crises could negatively impact our business, sales, financial condition, results of operations and cash flows.
•Adverse economic conditions, such as a downturn in the economy or inflationary conditions resulting in rising prices, could adversely affect consumer purchases of discretionary items, which could materially harm our sales, profitability, and financial condition.

Risks Related to Information Technology and Security
•We rely significantly on information technology and any failure, inadequacy or interruption of that technology could harm our business.
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
•The phase-out of LIBOR and transition to SOFR may negatively impact our financial results.
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

General Risk Factors
•Our future success depends on the continuing efforts of our management and key employees and on our ability to attract and retain highly skilled personnel and senior management.
•If our estimates or judgments relating to our critical accounting policies prove to be incorrect or change significantly, our results of operations could be harmed.
•We may be the target of strategic transactions, which could divert our management’s attention and otherwise disrupt our operations and adversely affect our business.
•We may be the target of stockholder activism, an unsolicited takeover proposal, a proxy contest, or short sellers, which could negatively impact our business.
•We may acquire or invest in other companies, which could divert our management’s attention, result in dilution to our stockholders, and otherwise disrupt our operations and harm our results of operations.
•We may be subject to liability if we infringe upon the intellectual property rights of third parties.

WEBSITE REFERENCES
In this Annual Report on Form 10-K, we make references to our website at YETI.com. References to our website through this Form 10-K are provided for convenience only and the content on our website does not constitute a part of, and shall not be deemed incorporated by reference into, this Annual Report on Form 10-K.

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
We have a 52- or 53-week period that ends on the Saturday closest in proximity to December 31, such that each quarterly period will be 13 weeks in length, except during a 53-week period when the fourth quarter will be 14 weeks. Our fiscal years ended December 31, 2022 (“2022”) and January 1, 2022 (“2021”) spanned 52 weeks each, whereas our fiscal year ended January 2, 2021 (“2020”) included 53 weeks. Unless otherwise stated, references to particular years, quarters, months and periods refer to our fiscal years ended in December and the associated quarters, months, and periods of those fiscal years.

Our Products
Our product portfolio is comprised of three categories: Coolers & Equipment; Drinkware; and Other. We have a history of consistently broadening our high-performance, premium-priced product portfolio to meet our expanding customer base and their evolving pursuits. Our culture of innovation and success in identifying customer needs and wants drives our robust product roadmap. In 2022, net sales of Coolers & Equipment, Drinkware, and Other represented 38%, 59%, and 2% of net sales, respectively. Refer to Note 2 of the Notes to Consolidated Financial Statements for net sales by product category.

Coolers & Equipment
Our Coolers & Equipment family is comprised of hard coolers, soft coolers, cargo, bags, outdoor living, and associated accessories.
Hard Coolers. Most of our hard coolers are built with seamless rotationally-molded, or rotomolded, construction, making them nearly indestructible. For superior ice retention, we pressure-inject up to two inches of commercial-grade polyurethane foam into the walls and lid and utilize a freezer-quality gasket to seal the lid. Our hard cooler category includes YETI Tundra™, YETI Roadie®, YETI V Series™ hard coolers, YETI TANK® ice bucket, and YETI Silo™ 6G water cooler. We also offer related accessories, including locks, dry baskets, beverage holders, dividers, an ice scoop, and other add-ons, to enhance our products’ versatility.
Soft Coolers. The Hopper® is our line of soft coolers, which are designed to be leakproof and provide superior durability and ice retention compared to ordinary soft coolers. The Hopper soft cooler product line includes: the next-generation Hopper® M30 Soft Cooler, Hopper® M20 Backpack Cooler, Hopper Flip® Soft Cooler, Daytrip™ Lunch Bag, and Daytrip™ Lunch Box. Our soft coolers also include related accessory options such as the Rambler Bottle Sling, MOLLE Zinger retractable lanyard, and a mountable MOLLE Bottle Opener.

In January 2023, we notified the U.S. Consumer Product Safety Commission (“CPSC”) of a potential safety concern regarding the magnet-lined closures of our Hopper® M30 Soft Cooler, Hopper® M20 Soft Backpack Cooler, and SideKick Dry gear case (the “affected products”) and initiated a global stop sale of the affected products. In February 2023, we proposed a voluntary recall of the affected products to the CPSC and other relevant global regulatory authorities, which we refer to throughout this Report as the “voluntary recalls” unless otherwise indicated. We are working in cooperation with the CPSC and other relevant global regulatory authorities on the corrective action plan and hope to begin implementing the voluntary recalls in the coming weeks. Once our proposed voluntary recall plans are approved, consumers will have the ability to return the affected products for a remedy. We are also working on solutions to address the potential safety concern of the affected products and intend to resume the sale of the redesigned products in the fourth quarter of 2023. However, there are a number of factors that could impact our ability to resume sales at that time and our estimate of the date for sales of the redesigned products to resume may change. For additional information on the financial impact of the voluntary recalls, see Part II, Item 7, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” See Part I, Item 1A “Risk Factors - Risks Related to Our Business, Operations and Industry.”
Cargo, Bags, and Outdoor Living. Our cargo, bags, and outdoor living product category includes: LoadOut® Bucket™, LoadOut® GoBox™, the Panga™ submersible duffel bag, Panga™ Backpack, Crossroads™ Collection of backpacks, duffel bags, luggage, and packing cubes, Camino™ Carryall, Hondo™ Base Camp Chair, Trailhead™ Camp Chair, Lowlands™ Blanket, Trailhead™ Dog Bed, Boomer™ Dog Bowls, and SideKick Dry gear case.

Drinkware

Most of our Drinkware products are made with durable, kitchen-grade, 18/8 stainless-steel, double-wall vacuum insulation, and our innovative No Sweat™ design. The result is high-performing drinkware products that keep beverages at their preferred temperature — whether hot or cold — for hours at a time without condensation. During 2022, we introduced Yonder™ Water Bottles, our first lightweight water bottle made of durable and safe BPA-free material. Our Drinkware product line currently includes ten product families including the Rambler Colsters, Rambler Lowball, Rambler Wine Tumbler, Rambler Stackable Pints, Rambler Mugs, Rambler Tumblers, Rambler Straw Mugs & Cups, Rambler Bottles, Rambler Jugs, and Yonder™ Water Bottles. Related accessories include the Rambler Bottle Straw Cap, Rambler Bottle Chug Cap, Rambler Magslider Lid, Rambler Straw Lid, Rambler Magslider color pack, Rambler Tumbler Handles, and Rambler Jug Mount.
Other
Our Other category offers an array of apparel and gear, such as hats, shirts, bottle openers, and ice substitutes.
Segment Information
We operate as one reportable segment.
Sales Channels
We offer our products in the United States, Canada, Australia, New Zealand, Europe, and Japan through a diverse omni-channel strategy, comprised of our wholesale and our direct-to-consumer (“DTC”) channels. In 2022 and 2021, our DTC channel accounted for 58% and 56% of our net sales, respectively, and our wholesale channel accounted for 42% and 44% of our net sales, respectively. As part of our commitment to premium positioning, we maintain supply discipline, consistently enforce our minimum advertised price (“MAP”) policy, and primarily sell through one-step distribution.
In our wholesale channel, we sell to several large retailers with a national presence, including Dick’s Sporting Goods, REI, Academy Sports + Outdoors, Bass Pro Shops, Ace Hardware, and Scheels, and an assemblage of independent retail partners throughout the United States, Canada, Australia, New Zealand, Europe, and Japan, among others. We carefully evaluate and select retail partners that have an image and approach that are consistent with our premium brand and pricing, while also seeking new retail partners that create access to unique shopping experiences or customer bases. Our network of independent retail partners includes outdoor specialty, hardware, sporting goods, and farm and ranch supply stores, among others. As of December 31, 2022, we sold through a diverse base of approximately 2,900 independent retail partners. For 2022, our largest single wholesale customer represented approximately 11% of gross sales.

We sell our products in our DTC channel to customers on YETI.com, country and region-specific YETI websites, and YETI Authorized on the Amazon Marketplace, as well as in our thirteen retail stores. Additionally, we offer customized products with licensed marks and original artwork through our corporate sales program and at YETI.com. Our corporate sales program offers customized products to corporate customers for a wide-range of events and activities, and in certain instances may also offer products to re-sell. Additionally, we sell our full line of products at our retail stores. Our DTC channel enables us to directly interact with our customers, more effectively deliver our brand experience, better understand consumer behavior and preferences, and offer exclusive products, content, and customization capabilities. We believe our control over our DTC channel provides our customers the highest level of brand engagement and further builds customer loyalty, while generating attractive margins.

Our Market
Our premium products are designed for use in a wide variety of activities, from professional to recreational and outdoor to indoor, and can be used year round. As a result, the markets we serve are broad as well as deep, including, for example, outdoor, housewares, home and garden, outdoor living, industrial, and commercial. While our product reach extends into numerous and varied markets, we currently primarily serve the North American outdoor recreation market. The outdoor recreation products market is a large, growing, and diverse economic sector, which includes consumers of all genders, ages, ethnicities, and income levels.
Additionally, we continue to expand internationally and grow our presence in Canada, Australia, New Zealand, Japan, and Europe, among others. We are expanding internationally by focusing on brand awareness, wholesale expansion, and our DTC channel. We believe there are meaningful growth opportunities in expanding into additional international markets, such as Asia, as many of the market dynamics and premium, performance-based consumer needs that we have successfully identified domestically are also valued in these markets.
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
To ensure our continued success in bringing category-redefining products to market, our marketing and product development teams collaborate to identify consumer needs and wants to drive our robust product roadmap. We use our purpose-built, state-of-the-art research and development centers to generate design prototypes and test performance. We follow a disciplined, stage-gate product development process that is designed to provide consistent quality control while optimizing speed-to-market. We collaborate with our YETI Ambassadors, a diverse group of people throughout the United States and select international markets, comprised of world-class anglers, hunters, rodeo cowboys, barbecue pitmasters, surfers, brewmasters, fitness experts, skateboarders, and outdoor adventurers who embody our brand, and industry professionals to test our prototypes and provide feedback that is incorporated into final product designs. Once we approve the final design and specifications of a new product, we partner with global suppliers and specialized manufacturers to produce our products according to our exacting performance and quality standards.
Marketing
We employ a wide range of marketing tactics and outlets to cultivate our relationships with experts, serious enthusiasts, and everyday consumers, including a combination of traditional, digital, social media, and grass-roots initiatives to support our premium brand, in addition to original short films and high-quality content for YETI.com.

Supply Chain and Quality Assurance

We manage a global supply chain of highly qualified, third-party manufacturing and logistics partners to produce and distribute our products. The primary raw materials and components used by our manufacturing partners include polyethylene, polyurethane foam, stainless-steel, polyester fabric, zippers, magnets, and other plastic materials and coatings. We believe these materials are readily available from multiple vendors. We stipulate approved suppliers and control the specifications for key raw materials used in our products. We do not directly source significant amounts of these raw materials and components.

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

Many of our core products are manufactured in China, the Philippines, Vietnam, Taiwan, Poland, Mexico, Thailand, and Malaysia. In addition, we have other key third-party manufacturing partners in Mexico and Italy. We continue to mitigate the concentration risk in our supply chain by pursuing a higher diversification of manufacturing partners, with both sourcing and geographical advantages. See Note 1 of the Notes to Consolidated Financial Statements included herein for further discussion of concentration risk. We hold our manufacturers to rigorous quality and product conformance standards through frequent involvement and regular product inspecting. We own the molds and tooling used in the production of our products, create and provide the specifications for our products, and work closely with our manufacturing partners to improve production yields and efficiency. Our manufacturers do not have unique skills, technologies, processes, or intellectual property that prevent us from migrating to other manufacturing partners.

To ensure consistent product quality, we provide detailed specifications for our products and inspect finished goods both at our manufacturing partners as well as periodically upon delivery to our third-party logistics partners. As part of our quality assurance program, we have developed and implemented comprehensive product inspection and facility oversight processes that are performed by our employees and third-party service providers who work closely with our suppliers to assist them in meeting our quality standards, as well as improving their production yields and throughput.

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
In the Coolers & Equipment category, we compete against established, well-known, and legacy cooler brands, such as Igloo and Coleman, as well as numerous other brands and retailers that offer competing products. The popularity of YETI products and the YETI brand has attracted numerous new competitors including Pelican, OtterBox, and others, as well as private label brands. In the Drinkware category, we compete against well-known brands such as HydroFlask, BruMate, Stanley, and CamelBak, as well as numerous other brands and retailers that offer competing products.
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

Seasonality
Historically, we have experienced net sales to be highest in the fourth and second quarters, due in part to seasonal holiday demand, followed by the third quarter, and the lowest sales in the first quarter. However, we expect the stop sale of the products related to the voluntary recalls to impact our traditional seasonal patterns in 2023, with expected net sales to be highest in the fourth quarter of 2023.
Intellectual Property and Brand Protection
We own patents, trademarks, copyrights, and other intellectual property rights that support key aspects of our brand and products. We believe these intellectual property rights, combined with our innovation and distinctive product design, performance, and brand name and reputation, provide us with a competitive advantage. We protect our intellectual property rights in the United States and certain international jurisdictions on all new products.
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
We have a proactive online marketplace monitoring and seller/listing termination program to disrupt any online counterfeit offerings. In addition, we work to shut down websites selling counterfeit products through litigation.
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

As of December 31, 2022, we employed approximately 922 people worldwide, representing seven countries. Of these, approximately 90% of our workforce was located in the United States. None of our employees are currently covered by a collective bargaining agreement. We have no labor-related work stoppages and believe our relations with our employees are positive and stable.
Diversity, Equity and Inclusion (DE&I). We believe that an equitable, inclusive, and culturally diverse environment is imperative and key to our long-term growth. We are committed to building an inclusive and diverse culture through a variety of initiatives on employee recruitment, employee training and development. Our DE&I Council is composed of a group of employees representing different demographics, backgrounds, and teams that provides perspective and counsel on DE&I-related topics. We continue to support our voluntary, employee-led affinity groups that foster a diverse and inclusive workplace aligned with our core values, goals, and business practices.

Compensation and Benefits. We strive to hire, develop and retain top talent. We attract and reward our employees by providing competitive benefits, including market-competitive compensation, healthcare, 401(k) program, paid time off, bonding leave, as well as health, wellness, and financial planning programs.

Communication and Engagement. We actively communicate and listen to employees through multiple internal channels and encourage employees to provide feedback about their experiences through ongoing employee engagement activities, including employee satisfaction surveys. We strive to address feedback in real time and provide an environment where our employees can have fulfilling careers and be more productive, creative, happy, and healthy.

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

For more detailed information regarding our programs and initiatives related to human capital management and our progress towards achieving company-wide DE&I goals, please see the “People” section of our 2022 and 2021 Environmental, Social, and Governance Reports (“ESG Report”), located on our website at www.yeti.com/en_US/esg.html. Our ESG Report does not constitute part of, and shall not be deemed to be incorporated by reference into, this Annual Report on Form 10-K.

Compliance with Government Regulations

Our business activities are global and are subject to various federal, state, local, and foreign laws, rules and regulations. For example, substantially all of our import operations are subject to complex trade and customs laws, regulations and tax requirements. In addition, the countries in which our products are manufactured or imported may from time to time impose additional duties, tariffs or other restrictions on our imports or adversely modify existing restrictions. Changes in tax policy or trade regulations, or the imposition of new tariffs on imported products, could have an adverse effect on our business and results of operations. In addition, we are subject to changing regulatory restrictions and requirements, including in the areas of data privacy, sustainability and responses to climate change. Compliance with laws, rules and regulations could harm our current and future business and operations. For additional information, see Part I, Item 1A, “Risk Factors - Risks Related to Our Business, Operations and Industry,” included herein for updates to our risk factors regarding the potential impact of government regulations on our business.

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

Risks Related to Our Business, Operations and Industry

Our business depends on maintaining and strengthening our brand to attract new customers and generate and maintain ongoing demand for our products, and a significant reduction in such demand could harm our results of operations.

The YETI name and premium brand image are integral to the growth of our business, as well as to the implementation of our strategies for expanding our business. Our success depends on the value and reputation of our brand, is rooted in passion for the outdoors. To sustain long-term growth, we must continue to successfully promote our products to consumers who align with the values of our brand, as well as to individuals who simply value products of uncompromising quality and design. Our ability to execute our marketing and growth strategy depends on many factors, such as the quality, design, performance, functionality, and durability of our products, the image of our e-commerce platform and retail partner floor spaces, our communication activities, including advertising, social media, and public relations, and our management of the customer experience, including direct interfaces through customer service. Maintaining, promoting, and positioning our brand are important to expanding our customer base and will depend largely on the success of our marketing and merchandising efforts and our ability to provide consistent, high-quality customer experiences.

We have made, and we expect that we will continue to make, significant investments in promoting our products and attracting new customers, including through the use of corporate partnerships, YETI Ambassadors, traditional, digital, and social media, original YETI films, and participation in, and sponsorship of, community events. Marketing campaigns can be expensive and may not result in the cost-effective acquisition of customers. Ineffective marketing, ongoing and sustained promotional activities, negative publicity, product diversion to unauthorized distribution channels, product or manufacturing defects, counterfeit products, unfair labor practices, and failure to protect the intellectual property rights in our brand are some of the potential threats to the strength of our brand, and those and other factors could rapidly and severely diminish customer confidence in us. Furthermore, these factors could cause our customers to lose the personal connection they feel with the YETI brand. Actions taken by individuals that we partner with, such as YETI ambassadors, influencers or our associates, that fail to represent our brand in a manner consistent with our brand image, whether through our social media platforms or their own, could also harm our brand reputation and materially impact our business. Further, as our brand becomes more widely known, future marketing campaigns may not attract new customers at the same rate as past campaigns. Inflation and rising product costs may also affect our ability to provide products in a cost-effective manner and hinder us from attracting new customers. If we are unable to attract new customers, or fail to do so in a cost-effective manner, our growth could be slower than we expect and our business could be harmed.

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

Our business could be materially harmed if we are unable to accurately forecast our growth rate and demand for our products.

To ensure adequate inventory supply, we must forecast inventory needs and place orders with our manufacturers before firm orders are placed by our customers. Forecasts are particularly challenging as we expand into new markets and geographies, develop and market new products, and face further uncertainty related to the current market conditions, including uncertainty related to interest rates, inflation rates, and geopolitical events. Our historical sales, expense levels, and profitability may not be an appropriate basis for forecasting future results. If we fail to accurately forecast customer demand, including relating to our expected growth, we may experience excess inventory levels or a shortage of product to deliver to our customers. Failure to accurately forecast our results of operations and growth rate could also cause us to make poor operating decisions and we may not be able to adjust in a timely manner. Consequently, actual results could be materially lower than anticipated. Even if the markets in which we compete expand, we cannot assure you that our business will grow at similar rates, if at all.

Factors that could affect our ability to accurately forecast demand for our products include: (a) an increase or decrease in consumer demand for our products; (b) our failure to accurately forecast consumer acceptance for our new products; (c) product introductions by competitors; (d) unanticipated changes in general market conditions or other factors, which may result in cancellations of advance orders or a reduction or increase in the rate of reorders or at-once orders placed by retailers; (e) the impact on consumer demand due to unseasonable weather conditions; (f) weakening economic conditions or consumer confidence in future economic conditions or inflationary conditions resulting in rising prices, which could each reduce demand for discretionary items, such as our products; and (g) terrorism or acts of war, or the threat thereof, or political or labor instability or unrest, riots, or public health crises, which could adversely affect consumer confidence and spending or interrupt production and distribution of product and raw materials.

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
In addition, our customers have become increasingly technologically savvy and expect a seamless omni-channel experience regardless of whether they are shopping in stores or online. Innovation by existing or new competitors could alter the competitive landscape by improving the customer experience and heightening customer expectations or by transforming other aspects of their business through new technologies. If we are unable to develop and continuously improve our technologies, the efforts of which typically require significant capital investments, we may not be able to provide a convenient and consistent experience to our customers, which could negatively affect our ability to compete with other retailers and could result in diminished loyalty to our brands, which could adversely impact our business.

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

Our products are produced by third-party contract manufacturers, typically through a series of purchase orders. Manufacturers may breach our agreements with them, including purchase orders, and we may not be able to enforce our rights under these agreements or may incur significant costs attempting to do so. We therefore face the risk that these third-party contract manufacturers may not produce and deliver our products in adequate quantities, on a timely basis or at all, or that they will fail to comply with our quality standards. We have experienced, and will likely continue to experience, operational difficulties with our manufacturers. These difficulties include reductions in the availability of production capacity, errors in complying with product specifications and regulatory and customer requirements, insufficient quality control, failures to meet production deadlines, failure to achieve our product quality standards, increases in costs of materials, and manufacturing or other business interruptions. The ability of our manufacturers to effectively satisfy our production requirements could also be impacted by manufacturer financial difficulty or damage to their operations caused by fire, terrorist attack, riots, natural disaster, public health emergencies, or other events. The failure of any manufacturer to perform to our expectations could result in supply shortages or delays for certain products and harm our business. If we experience significantly increased demand, or if we need to replace an existing manufacturer due to lack of performance, we may be unable to supplement or replace our manufacturing capacity on a timely basis or on terms that are acceptable to us, which may increase our costs, reduce our margins, and harm our ability to deliver our products on time. For certain of our products, it may take a significant amount of time to identify and qualify a manufacturer that has the capability and resources to produce our products to our specifications in sufficient volume and satisfy our service and quality control standards. In addition, our manufacturers may raise prices in the future, which would increase our costs and harm our margins. Any of these risks could harm our ability to deliver our products on time, or at all, damage our reputation and our relationships with our retail partners and customers, and increase our product costs thereby reducing our margins.

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

Our third-party contract manufacturers ship most of our products to our distribution centers in Memphis, Tennessee, and Salt Lake City, Utah. Our reliance on only two geographical locations for our domestic distribution centers makes us more vulnerable to natural disasters, weather-related disruptions, accidents, system failures, public health emergencies, or other unforeseen events that could delay or impair our ability to fulfill retailer orders and/or ship merchandise purchased on our website, which could harm our sales.

We import our products, and rely on the timely and free flow of goods through open and operational ports from our suppliers and manufacturers. Accordingly, we are subject to certain risks, including labor disputes, union organizing activity, inclement weather, public health crises, and increased transportation costs, associated with our third-party contract manufacturers’ and carriers’ ability to provide products and services to meet our requirements. Such events could result in delayed or canceled orders by customers, unanticipated inventory accumulation or shortages, and harm to our business, results of operations, and financial condition. We are also vulnerable to risks associated with products manufactured abroad, including, among other things: (a) risks of damage, destruction, or confiscation of products while in transit to our distribution centers; and (b) transportation and other delays in shipments, including as a result of heightened security screening, port congestion, container and labor shortages, and inspection processes or other port-of-entry limitations or restrictions. Global events may also impact the import of our products. For example, as a result of Russia’s invasion of Ukraine in March 2022, the United States and other governments have implemented coordinated sanctions, seizures of assets, and export-control measure packages. These measures, and the global response to the invasion, resulted in increased fuel prices. Although we do not do business in Ukraine, downstream effects of the conflict have resulted in higher fuels costs, which has resulted in, and could continue to result in, higher costs to deliver products, which could harm our profitability.

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

We depend on a limited number of third-party contract manufacturers for the sourcing of our products. For hard coolers, soft coolers, Drinkware, bags, cargo, and outdoor living and pet products, our two largest manufacturers comprised approximately 72%, 85%, 80%, 86%, 89% and 90% respectively, of our production volume during 2022. As a result of this concentration in our supply chain, our business and operations would be negatively affected if any of our key manufacturers were to experience significant disruption affecting the price, quality, availability, or timely delivery of products. Our manufacturers could also be acquired by our competitors and may become our direct competitors, thus limiting or eliminating our access to manufacturing capacity. The partial or complete loss of our key manufacturers, or a significant adverse change in our relationship with any of these manufacturers, could result in lost sales, added costs, and distribution delays that could harm our business and customer relationships.

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

Increasing demand, supply constraints, inflation, and other market conditions have resulted in increasing shortages and higher costs for the production of some of our products, leading us to implement a price increase for certain of our products effective in 2022. Our ability to maintain prices or effectively implement price increases, including our recent price increases in 2022, may be affected by several factors, including pricing pressure due to intense competition in the retail industry, effectiveness of our marketing programs, the continuing growth of our brand, general economic conditions, and changes in consumer demand. During challenging economic times, consumers may be less willing or able to pay a price premium for our branded products and may shift purchases to lower-priced or other value offerings, making it more difficult for us to maintain prices and/or effectively implement price increases. In addition, our retail partners and distributors may pressure us to rescind price increases we have announced or already implemented, whether through a change in list price or increased promotional activity. If we cannot maintain prices or effectively implement price increases for our products, or must increase promotional activity, our margins may be adversely affected. Furthermore, price increases generally result in volume losses, as consumers purchase fewer units. If such losses are greater than expected or if we lose distribution due to a price increase, our business, financial condition and results of operations may be materially and adversely affected.

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

Many of our core products are manufactured in China, the Philippines, Vietnam, Taiwan, Poland, Mexico, Thailand, and Malaysia. In addition, we have other key third-party manufacturing partners in Mexico and Italy. Our reliance on suppliers and manufacturers in foreign markets creates risks inherent in doing business in foreign jurisdictions, including: (a) the burdens of complying with a variety of foreign laws and regulations, including trade and labor restrictions and laws relating to the importation and taxation of goods; (b) weaker protection for intellectual property and other legal rights than in the United States, and practical difficulties in enforcing intellectual property and other rights outside of the United States; (c) compliance with U.S. and foreign laws relating to foreign operations, including the U.S. Foreign Corrupt Practices Act (“FCPA”), the UK Bribery Act 2010 (“Bribery Act”), regulations of the U.S. Office of Foreign Assets Controls (“OFAC”), and U.S. anti-money laundering regulations, which respectively prohibit U.S. companies from making improper payments to foreign officials for the purpose of obtaining or retaining business, operating in certain countries, or maintaining business relationships with certain restricted parties as well as engaging in other corrupt and illegal practices; (d) economic and political instability and acts of terrorism in the countries where our suppliers are located; (e) public health crises, such as pandemics and epidemics, in the countries where our suppliers and manufacturers are located; (f) transportation interruptions or increases in transportation costs; and (g) the imposition of tariffs or non-tariff barriers on components and products that we import into the United States or other markets. Further, we cannot assure you that our directors, officers, employees, representatives, manufacturers, or suppliers have not engaged and will not engage in conduct for which we may be held responsible, nor can we assure you that our manufacturers, suppliers, or other business partners have not engaged and will not engage in conduct that could materially harm their ability to perform their contractual obligations to us or even result in our being held liable for such conduct. Violations of the FCPA, the Bribery Act, OFAC restrictions, or other export control, anti-corruption, anti-money laundering, and anti-terrorism laws or regulations may result in severe criminal or civil penalties, and we may be subject to other related liabilities, which could harm our business, financial condition, cash flows, and results of operations.

As current tariffs are implemented, or if additional tariffs or other restrictions are placed on foreign imports or any related counter-measures are taken by other countries, our business and results of operations could be harmed.

Most of our imported products are subject to duties, indirect taxes, quotas and non-tariff trade barriers, any of which may limit the quantity of products that we may import into the U.S. and other countries or may impact the cost of such products. To maximize opportunities, we rely on free trade agreements and other supply chain initiatives, and, as a result, we are subject to government regulations and restrictions with respect to our cross-border activity. For example, we have historically received benefits from duty-free imports on certain products from certain countries pursuant to the Global System of Preferences (“GSP”) program. The GSP program expired on December 31, 2020, resulting in additional duties and negatively impacting gross margin. YETI expects the GSP program to be renewed and made retroactive; however if this does not occur, it will continue to have a negative impact on our expected results. Additionally, we are subject to government regulations relating to importation activities, including related to U.S. Customs and Border Protection (“CBP”) withhold release orders. The imposition of taxes, duties and quotas, the withdrawal from or material modification to trade agreements, and/or if CBP detains shipments of our goods pursuant to a withhold release order could have a material adverse effect on our business, results of operations and financial condition.

Current and potential additional tariffs have the potential to significantly raise the cost of our products, particularly our Drinkware. In such a case, there can be no assurance that we will be able to shift manufacturing and supply agreements to non-impacted countries, including the United States, to reduce the effects of the tariffs. As a result, we may suffer margin erosion or be required to raise our prices, which may result in the loss of customers, negatively impact our results of operations, or otherwise harm our business. In addition, the imposition of tariffs on products that we export to international markets could make such products more expensive compared to those of our competitors if we pass related additional costs on to our customers, which may also result in the loss of customers, negatively impact our results of operations, or otherwise harm our business.

Failure to appropriately address emerging environmental, social and governance matters could have a material adverse impact on our reputation and, as a result, our business.

There is an increased focus from investors, customers, associates, business partners and other stakeholders concerning environmental, social and governance matters. The expectations related to environmental, social and governance matters are rapidly evolving, and we announce initiatives and goals related to environmental, social and governance matters from time to time. We could fail in achieving our environmental, social and governance initiatives or goals or fail, or be perceived to fail, to act responsibly in our environmental, social and governance efforts or in accurately reporting our progress on our initiatives and goals. In addition, we could be criticized for the scope of such initiatives or goals. Such events could cause us to suffer negative publicity and our reputation could be adversely impacted, which in turn could have a negative impact on investor perception and our appeal to consumers. This may also impact our ability to attract and retain talent to compete in the marketplace.

Climate change, and related legislative and regulatory responses to climate change, may adversely impact our business.

As climate change and other environmental concerns become more prevalent, federal, state and local governments, non-governmental organizations and our customers, consumers and investors are increasingly concerned about these issues. New governmental requirements or changing consumer preferences could negatively impact our ability to obtain raw materials or increase our acquisition and compliance costs, which could make our products more costly, less competitive than other competitive products or reduce consumer demand. We could also lose revenue if our consumers change brands or our customers move business from us because we have not complied with their preferences and investors may choose not to invest in our securities if we do not comply with their business expectations.

Significant changes in weather patterns, including an increase in the frequency, severity and duration of extreme weather conditions and natural disasters, could also directly impact our business. Physical risks related to these events could disrupt the operation of our supply chain and the productivity of our manufacturers, increase our production costs, impose capacity restraints or impact the types of products that consumers purchase. These events could also compound adverse economic conditions and impact consumer confidence and discretionary spending. As a result, the physical effects of climate change could have a long-term adverse impact on our business and results of operations.

A significant portion of our sales are to independent retail partners. If these independent retail partners cease to promote or carry our current products or choose not to promote or carry new products that we develop, our brand as well as our results of operations and financial condition could be harmed.

We sell a significant amount of our products through knowledgeable national, regional, and independent retail partners, representing approximately 12%, of our gross sales for both 2021 and 2022. For both 2021 and 2022, one national retail partner accounted for approximately 10% and 11% of our gross sales, respectively. Because we are a premium brand, our sales depend, in part, on retail partners effectively displaying our products, including providing attractive space and point of purchase displays in their stores, and training their sales personnel to sell our products. If our retail partners reduce or terminate those activities, we may experience reduced sales of our products, resulting in lower gross margins, which would harm our results of operations. Our relationships with these retail partners are important to the authenticity of our brand and the marketing programs we continue to deploy. Our failure to maintain these relationships with our retail partners or financial difficulties experienced by these retail partners could harm our business.

These retail partners may decide to emphasize products from our competitors, to redeploy their retail floor space to other product categories, or to take other actions that reduce their purchases of our products. We do not receive long-term purchase commitments from our independent retail partners, and orders received from our independent retail partners are cancellable. Factors that could affect our ability to maintain or expand our sales to these independent retail partners include: (a) failure to accurately identify the needs of our customers; (b) a lack of customer acceptance of new products or product expansions; (c) unwillingness of our independent retail partners and customers to attribute premium value to our new or existing products or product expansions relative to competing products; (d) failure to obtain shelf space from our retail partners; (e) new, well-received product introductions by competitors; (f) damage to our relationships with independent retail partners due to brand or reputational harm; (g) delays or defaults on our retail partners' payment obligations to us; (h) store closures, decreased foot traffic, or other adverse effects resulting from public health crises; and (i) economic conditions, including levels of consumer discretionary spending, which may be impacted by rising inflation, unemployment and interest rates.

We cannot assure you that our independent retail partners will continue to carry our current products or carry any new products that we develop. If these risks occur, they could harm our brand as well as our results of operations and financial condition.

If our plans to increase sales through our DTC e-commerce channel are not successful, our business and results of operations could be harmed.

For 2022, our DTC channel accounted for 58% of our net sales, and our sales through the Amazon Marketplace represented approximately 13% of our net sales. Part of our growth strategy involves increasing sales through our DTC e-commerce channel. The level of customer traffic and volume of customer purchases through our country and region-specific YETI websites or other e-commerce initiatives are substantially dependent on our ability to provide a content-rich and user-friendly website, a hassle-free customer experience, sufficient product availability, and reliable, timely delivery of our products. If we are unable to maintain and increase customers’ use of our website, allocate sufficient product to our website, and increase any sales through our website, our continued DTC channel growth, our business, and results of operations could be harmed. Furthermore, any adverse change in our relationship with Amazon, including restrictions on the ability to offer products on the Amazon Marketplace or termination of the relationship, could adversely affect our continued DTC channel growth, our business, and results of operations.

Our DTC business subjects us to numerous other risks, including, but not limited to, (i) U.S. or international resellers purchasing our merchandise and reselling it outside of our control, (ii) failure of our DTC operating and support systems, including computer viruses, theft of customer information, privacy concerns, telecommunication failures and electronic break-ins and similar disruptions, (iii) credit card fraud, (iv) diversion of sales from our wholesale customers, (v) difficulty recreating the in-store experience through e-commerce channels, (vi) liability for online content, (vii) changing patterns of consumer behavior and (viii) intense competition from other online retailers. Our failure to successfully respond to these risks might adversely affect sales in our DTC channel, as well as damage our reputation and brand.

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

We have and may continue to expand our existing DTC channel by opening new retail stores. We currently operate thirteen retail stores across eight states. Our ability to open new retail stores in a timely manner and operate them profitably depends on a number of factors, many of which are beyond our control, including:

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

Continued expansion into markets outside the United States, including Canada, Australia, Europe and Japan, is one of our key long-term strategies for the future growth of our business. There are, however, significant costs and risks inherent in selling our products in international markets, including: (a) failure to effectively translate and establish our core brand identity, particularly in markets with a less-established heritage of outdoor and recreational activities; (b) time and difficulty in building a widespread network of retail partners; (c) increased shipping and distribution costs, which could increase our expenses and reduce our margins; (d) potentially lower margins in some regions; (e) longer collection cycles in some regions; (f) increased competition from local providers of similar products; (g) compliance with foreign laws and regulations, including taxes and duties, enhanced privacy laws, rules, and regulations, and product liability laws, rules, and regulations, particularly in the European Union and Japan; (h) establishing and maintaining effective internal controls at foreign locations and the associated increased costs; (i) increased counterfeiting and the uncertainty of protection for intellectual property rights in some countries and practical difficulties of enforcing rights abroad; (j) compliance with anti-bribery, anti-corruption, sanctions, and anti-money laundering laws, such as the FCPA, the Bribery Act, and OFAC regulations, by us, our employees, and our business partners; (k) currency exchange rate fluctuations and related effects on our results of operations; (l) economic weakness, including inflation, or political instability in foreign economies and markets; (m) compliance with tax, employment, immigration, and labor laws for employees living or traveling abroad; (n) workforce uncertainty in countries where labor unrest is more common than in the United States; (o) business interruptions resulting from geopolitical actions, including war and terrorism, natural disasters, including earthquakes, typhoons, floods, and fires, public health emergencies, including the outbreak of a pandemic or other public health crisis; (p) the imposition of tariffs on products that we import into international markets that could make such products more expensive compared to those of our competitors; (q) that our ability to expand internationally could be impacted by the intellectual property rights of third parties that conflict with or are superior to ours; and (r) other costs and risks of doing business internationally.

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

As a designer, marketer, retailer, and distributor of consumer products, we are subject to the United States Consumer Products Safety Act of 1972, as amended by the Consumer Product Safety Improvement Act of 2008, which empowers the Consumer Products Safety Commission (“CPSC”) to exclude from the market products that are found to be unsafe or hazardous, and similar laws under foreign jurisdictions. Although we extensively and rigorously test new and enhanced products, there can be no assurance we will be able to detect, prevent, or fix all defects. Under certain circumstances, the CPSC, and other relevant global regulatory authorities, could require us to repurchase or recall one or more of our products. Additionally, laws regulating consumer products exist in states and some cities, as well as other countries in which we sell our products, and more restrictive laws and regulations may be adopted in the future. Any repurchase or recall of our products, monetary judgment, fine or other penalty could be costly and damaging to our reputation. If we were required to remove, or we voluntarily removed, our products from the market, our reputation could be tarnished and we may have large quantities of finished products that we could not sell. Furthermore, the occurrence of any material defects in our products could expose us to liability for warranty claims in excess of our current reserves, and if our warranty reserves are inadequate to cover future warranty claims on our products, our financial condition and operating results may be harmed.

In January 2023, we notified the CPSC of a potential safety concern regarding the magnet-lined closures of our Hopper® M30 Soft Cooler, Hopper® M20 Soft Backpack Cooler, and SideKick Dry gear case (the “affected products”) and initiated a global stop sale of the affected products. In February 2023, we proposed a voluntary recall of the affected products to the CPSC and other relevant global regulatory authorities. The global stop sale of the affected products and proposed voluntary recalls will subject us to substantial costs, including, but not limited to, product recall remedies, legal and advisory fees, and recall-related logistics costs. These actions may also result in adverse publicity, harm our brand and divert management’s attention and resources from our operations. We are working in cooperation with the CPSC and other relevant global regulatory authorities on the corrective action plan. Actual costs related to the global stop sale and voluntary recalls of the affected products may vary from our estimates, which are primarily based on expected consumer participation rates and the estimated costs of the consumer’s elected remedy in the proposed voluntary recall and may have further negative effects on our business. Any of these events or claims could harm our reputation, business, financial condition and results of operations. If we are unable to develop a product solution for the potential safety concern regarding the affected products, we may not be able to sell the redesigned products for a significant period of time, if ever, and may face substantial costs associated with the development of such features and implementation of the recalls.

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

Our business is vulnerable to damage or interruption from earthquakes, fires, floods, power losses, telecommunications failures, terrorist attacks, acts of war, riots, public health crises, human errors, criminal acts, and similar events. For example, a significant natural disaster, such as an earthquake, fire, or flood, could harm our business, results of operations, and financial condition, and our insurance coverage may be insufficient to compensate us for losses that may occur. Our corporate offices, one of our distribution centers, and one of our data center facilities are located in Texas, a state that frequently experiences floods and storms, and our third-party contract manufacturers ship most of our products to our distribution centers in Memphis, Tennessee, and Salt Lake City, Utah, which are susceptible to floods, earthquakes and wildfires. In addition, the facilities of our suppliers and where our manufacturers produce our products are located in parts of Asia that frequently experience typhoons and earthquakes. Acts of terrorism and public health crises could also cause disruptions in our or our suppliers’, manufacturers’, and logistics providers’ businesses or the economy as a whole. For example, the COVID-19 pandemic contributed significantly to global supply chain issues, with restrictions and limitations on related activities causing disruption and delay. These disruptions and delays strained certain domestic and international supply chains, which affected the flow or availability of certain of our products. We may not have sufficient protection or recovery plans in some circumstances, such as natural disasters affecting Texas or other locations where we have operations or store significant inventory. Our servers are also vulnerable to computer viruses, criminal acts, denial-of-service attacks, ransomware, and similar disruptions from unauthorized tampering with our computer systems, which could lead to interruptions, delays, or loss of critical data. As we rely heavily on our information technology and communications systems and the Internet to conduct our business and provide high-quality customer service, these disruptions could harm our ability to run our business and either directly or indirectly disrupt our suppliers’ or manufacturers’ businesses, which could harm our business, results of operations, and financial condition. Any such disruptions to our third-party contract manufacturers could have a similar effect.

Our results of operations are subject to seasonal and quarterly variations, which could cause the price of our common stock to decline.

We believe that our sales include a seasonal component. Historically, we have experienced our net sales to be highest in our second and fourth quarters, with the first quarter generating the lowest sales. However, we expect the stop sale of the products related to the proposed voluntary recalls to impact our traditional seasonal patterns in 2023, with net sales to be highest in the fourth quarter. We expect that this seasonality will continue to be a factor in our results of operations and sales.

Our annual and quarterly results of operations may also fluctuate significantly as a result of a variety of other factors, including, among other things, the timing of the introduction of and advertising for our new products and those of our competitors and changes in our product mix. Our results are also expected to be impacted by the voluntary recalls of certain of our products proposed to the CPSC and other relevant global regulatory authorities, including the response of the CPSC and other relevant global regulatory authorities to our proposal; and timing and our ability to provide a remedy with respect to the affected products. Variations in weather conditions may also harm our quarterly results of operations. In addition, we may not be able to adjust our spending in a timely manner to compensate for any unexpected shortfall in our sales. As a result of these seasonal and quarterly fluctuations, we believe that comparisons of our results of operations between different quarters within a single fiscal year, or across different fiscal years, are not necessarily meaningful and that these comparisons cannot be relied upon as indicators of our future performance. In the event that any seasonal or quarterly fluctuations in our net sales and results of operations result in our failure to meet our forecasts or the forecasts of the research analysts that may cover us in the future, the market price of our common stock could fluctuate or decline.

We are subject to many hazards and operational risks that can disrupt our business, some of which may not be insured or fully covered by insurance.

Our operations are subject to many hazards and operational risks inherent to our business, including: (a) general business risks; (b) product liability; (c) product recall; and (d) damage to third parties, our infrastructure, or properties caused by fires, floods and other natural disasters, power losses, telecommunications failures, terrorist attacks, riots, public health crises, human errors, and similar events.

Our insurance coverage may be inadequate to cover our liabilities related to such hazards or operational risks. For example, our insurance coverage does not cover us for business interruptions as they relate to public health crises and may not offer coverage for such interruptions related to future pandemics or epidemics. In addition, we may not be able to maintain adequate insurance in the future at rates we consider reasonable and commercially justifiable, and insurance may not continue to be available on terms as favorable as our current arrangements. The occurrence of a significant uninsured claim or a claim in excess of the insurance coverage limits maintained by us could harm our business, results of operations, and financial condition.

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

Our products are discretionary items for customers. Therefore, the success of our business depends significantly on economic factors and trends in consumer spending. There are a number of factors that influence consumer spending, including actual and perceived economic conditions, consumer confidence, disposable consumer income, consumer credit availability, unemployment, and tax rates in the markets where we sell our products. Consumers also have discretion as to where to spend their disposable income and may choose to purchase other items or services if we do not continue to provide authentic, compelling, and high-quality products at appropriate price points. As global economic conditions continue to be volatile and economic uncertainty remains, trends in consumer discretionary spending also remain unpredictable and subject to declines. Any of these factors could harm discretionary consumer spending, resulting in a reduction in demand for our premium products, decreased prices, and harm to our business and results of operations. Moreover, consumer purchases of discretionary items, such as our products, tend to decline during recessionary periods when disposable income is lower or during other periods of economic instability or uncertainty, which may slow our growth more than we anticipate. For example, increased oil costs caused by the ongoing conflict in Ukraine, inflationary conditions resulting in rising prices, including the prices of our products, and increased interest rates could lead to declines in discretionary spending by consumers, resulting in a reduction in demand for our products, and in turn may materially adversely impact our sales, profitability, and financial condition. Adverse economic conditions in markets in which we sell our products, particularly in the United States, may materially harm our sales, profitability, and financial condition.

Public health crises, such as COVID-19 pandemic, could negatively impact our business, sales, financial condition, results of operations and cash flows.

The COVID-19 pandemic and preventative measures taken to contain or mitigate such have caused, and may continue to cause, business slowdowns or shutdowns in affected areas and significant disruption in the financial markets both globally and in the United States. The emergence of another pandemic, epidemic, or infectious disease outbreak could have a similar effect. The impacts of such public health crises include, but are not limited to:

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

The COVID-19 pandemic contributed significantly to global supply chain constraints, with restrictions and limitations on related activities causing disruption and delay. These disruptions and delays strained domestic and international supply chains, resulting in port congestion, transportation delays as well as labor and container shortages, and affected the flow or availability of certain products. In addition, increased demand for online purchases of products has impacted our fulfillment operations and small parcel network, resulting in potential delays in delivering products to our customers. Other future public health crises could have a similar effect.

The further spread of COVID-19 or the emergence of another pandemic, epidemic or infectious disease outbreak, including any required or voluntary actions to help limit the spread of illness, could impact our ability to carry out our business and may materially adversely impact global economic conditions, our business, results of operations, cash flows and financial condition. Such events could materially increase our costs, negatively impact our sales and damage our results of operations and liquidity, possibly to a significant degree. The extent of the impact of such events on our business and financial results cannot be predicted.

Risks Related to Information Technology and Security

We rely significantly on information technology, and any failure, inadequacy or interruption of that technology could harm our ability to effectively operate our business, materially damage our customer and business partner relationships and subject us to significant reputational, financial, legal, and operational consequences.

We depend on our information technology systems, as well as those of third parties, to design and develop new products, process financial and accounting information, manage inventory and our supply chain, operate our website, host and manage our services, support our remote-working employees, store data, process transactions, respond to user inquiries and conduct and manage various other operational activities. Any of these information systems could fail or experience a service interruption for a number of reasons, including our or a third party’s failure to successfully manage significant increases in user volume, computer viruses, ransomware, programming errors, security breaches, hacking or other unlawful activities, disasters, system failures or a third party’s failure to properly maintain system redundancy or protect, repair, maintain or upgrade our or their systems. Any material disruption or slowdown of our systems or those of third parties that we depend upon could cause information, including data related to orders, to be lost or delayed, which could result in delays in the delivery of products to retailers and customers or lost sales, which could reduce demand for our products, harm our brand and reputation, and cause our sales to decline. These events could also subject us to lawsuits, as further described under “We collect, store, process, and use personal and payment information and other customer data, which subjects us to regulation and other legal obligations related to privacy, information security, and data protection.”

We are currently undertaking various technology upgrades and enhancements to support our business growth, including a phased upgrade of our SAP enterprise resource planning system. The implementation of new software and hardware involves risks and uncertainties that could cause disruptions, delays or deficiencies in the design, implementation or application of these systems. The failure of our information systems to operate effectively or to integrate with other systems, or a breach in security of these systems, could cause delays in product fulfillment and reduced efficiency of our operations, which could negatively impact our financial results. If we experienced any significant disruption to our financial information systems that we are unable to mitigate, our ability to timely report our financial results could be impacted, which could negatively impact our stock price.

We also communicate electronically throughout the world with our employees and with third parties, such as customers, suppliers, vendors and consumers, and these systems face similar risks of interruption or attack. Consumers increasingly utilize these services to purchase our products and to engage with our brand. If we are unable to continue to provide consumers a user-friendly experience and evolve our platform to satisfy consumer preferences, the growth of our e-commerce business and our net revenues may be negatively impacted. If this software contains errors, bugs or other vulnerabilities which impede or halt service, this could result in damage to our reputation and brand, loss of users, or loss of revenue.

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

Threats to information technology security can take a variety of forms. Individual and groups of hackers and sophisticated organizations, including state-sponsored organizations or nation-states, continuously undertake attacks that may pose threats to our customers and our information technology systems. These actors may use a wide variety of methods, which may include developing and deploying malicious software or exploiting vulnerabilities in hardware, software, or other infrastructure in order to attack our information technology systems or gain access to our systems, using social engineering techniques to induce our employees, users, partners, or customers to disclose passwords or other sensitive information, or take other actions to gain access to our data or our customers’ data, impersonating authorized users, or acting in a coordinated manner to launch distributed denial of service or other coordinated attacks. Although we have taken steps to protect the security of our information systems and the data maintained in those systems, we have, from time to time, experienced threats to our data and systems, including malware and computer virus attacks and it is possible that in the future our safety and security measures will not prevent the systems’ improper functioning or damage, or the improper access or disclosure of personally identifiable information such as in the event of cyber-attacks. For example, system administrators may misconfigure networks, inadvertently providing access to unauthorized personnel or fail to timely remove employee account access when no longer appropriate. Employees or third parties may intentionally compromise our security or systems, or reveal confidential information. There have been media reports regarding increased cyber-security threats and potential breaches because of the increase in numbers of individuals working from home. Additionally, external events, like the conflict between Russia and Ukraine, can increase the likelihood of cybersecurity attacks. Cyberthreats are constantly evolving, increasing the difficulty of detecting and successfully defending against them.

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

We primarily rely on cash flow generated from our sales to fund our current operations and our growth initiatives. As we expand our business, we will need significant cash from operations to purchase inventory, increase our product development, expand our manufacturer and supplier relationships, pay personnel, pay for the increased costs associated with operating as a public company, expand internationally, and further invest in our sales and marketing efforts. If our business does not generate sufficient cash flow from operations to fund these activities and sufficient funds are not otherwise available from our current or future credit facility, we may need additional equity or debt financing. The global economy, including the financial and credit markets, has recently experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, increases in inflation rates, rising interest rates, declines in consumer confidence, declines in economic growth, and uncertainty about stability, all of which may impact our ability to obtain financing. If such financing is not available to us on satisfactory terms, our ability to operate and expand our business or to respond to competitive pressures could be harmed. Moreover, if we raise additional capital by issuing equity securities or securities convertible into equity securities, the ownership of our existing stockholders may be diluted. The holders of new securities may also have rights, preferences or privileges which are senior to those of existing holders of common stock. In addition, any indebtedness we incur may subject us to covenants that restrict our operations and will require interest and principal payments that could create additional cash demands and financial risk for us.

Our indebtedness may limit our ability to invest in the ongoing needs of our business and if we are unable to comply with the covenants in our current Credit Facility, our liquidity and results of operations could be harmed.

As of December 31, 2022, we had $90.0 million principal amount of indebtedness outstanding under the Credit Facility (as defined in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources” of this Report). The Credit Facility is jointly and severally guaranteed by certain of our wholly-owned material subsidiaries, including YETI Coolers, LLC, which we refer to as YETI Coolers, and YETI Custom Drinkware LLC, which we refer to as YCD, and any of our future subsidiaries that become guarantors, together, which we refer to as the Guarantors, and is also secured by a first-priority lien on substantially all of our assets and the assets of the Guarantors, in each case subject to certain customary exceptions. We may, from time to time, incur additional indebtedness under the Credit Facility.

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

In addition, member states of the Organization for Economic Co-Operation and Development are continuing discussions surrounding fundamental changes to the taxing rights of governments and allocation of profits among tax jurisdictions in which companies do business, including proposed rules on the implementation of a global minimum tax rate. Although it is uncertain if some or all of these proposals will be enacted, a significant change in U.S. tax law, or that of other countries where we operate or have a presence, may materially and adversely impact our income tax liability, provision for income taxes and effective tax rate. We regularly assess all of these matters to determine the adequacy of our income tax provision, which is subject to significant judgment.

The phase-out of LIBOR and transition to SOFR as a benchmark interest rate may negatively impact our financial results.

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

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
Our corporate headquarters are located in a 169,000 square foot leased facility in Austin, Texas, a portion of which we sublease. We also lease office and building space in Austin, Texas, Canada, China, Australia, and the Netherlands. Our primary distribution centers are leased and managed by third-party logistics providers and, as of December 31, 2022, were located in Salt Lake City, Utah, Memphis, Tennessee, Australia, Canada, the United Kingdom, New Zealand, and the Netherlands. In addition, we lease and operate thirteen retail stores across the United States.

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

Our common stock has been listed and traded on the New York Stock Exchange (the “NYSE”) under the symbol “YETI” since October 25, 2018.

Holders of Record

As of February 9, 2023, there were approximately 48 shareholders of record of our common stock. This does not include the significant number of beneficial owners whose stock is in nominee or “street name” accounts through brokers, banks or other nominees.

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

Comparison of Cumulative Total Return Since October 25, 2018
Assumes Initial Investment of $100

	10/25/2018	12/29/2018	12/28/2019	1/2/2021	1/1/2022	12/31/2022
YETI Holdings, Inc.	$100.00	$87.18	$205.76	$402.76	$487.42	$243.00
S&P 500 Index	100.00	91.87	119.75	138.83	176.16	141.91
S&P 500 Apparel, Accessories & Luxury Goods Index	100.00	81.85	99.78	87.75	91.52	50.01

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
We distribute our products through a balanced omni-channel platform, consisting of our wholesale and direct-to-consumer (“DTC”) channels. In our wholesale channel, we sell our products through select national and regional accounts and an assemblage of independent retail partners throughout the United States, Canada, Australia, New Zealand, Europe, and Japan, among others. We carefully evaluate and select retail partners that have an image and approach that are consistent with our premium brand and pricing. Our domestic national and regional specialty retailers include Dick’s Sporting Goods, REI, Academy Sports + Outdoors, Bass Pro Shops, Ace Hardware, and Scheels. We sell our products in our DTC channel to customers on YETI.com, country and region specific YETI websites, and YETI Authorized on the Amazon Marketplace, as well as in our retail stores. Additionally, we offer customized products with licensed marks and original artwork through our corporate sales program and at YETI.com. Our corporate sales program offers customized products to corporate customers for a wide-range of events and activities, and in certain instances may also offer products to re-sell.

Product Introductions and Updates

During the first quarter of 2022, our new product launches included the Hopper® M20 Soft Backpack Cooler, improved Hopper® M30 Soft Cooler, and two new sizes of the Camino™ Carryall as well as new seasonal colorways. During the third quarter of 2022, we expanded our wheeled cooler offerings with the launch of the Roadie Wheeled Cooler in two sizes, and introduced new seasonal colorways and a new Rambler Colster size for our international markets. During the fourth quarter, we further expanded our Drinkware offerings with the Rambler Straw Mugs in two sizes, and also launched the Yonder™ Water Bottles, our first lightweight water bottles made of durable and safe BPA-free material. During the first quarter of 2022, we strategically implemented price increases on certain hard coolers and tumblers.

Proposed Voluntary Recalls

In January 2023, we notified the CPSC of a potential safety concern regarding the magnet-lined closures of our Hopper® M30 Soft Cooler, Hopper® M20 Soft Backpack Cooler, and SideKick Dry gear case and initiated a global stop sale of the affected products. In February 2023, we proposed a voluntary recall of the affected products to the CPSC and other relevant global regulatory authorities. In conjunction with the stop sale, we determined that the affected products inventory held by us, our suppliers, and our wholesale customers is unsalable and notified our wholesale customers to return the affected products. We are working in cooperation with the CPSC and other relevant global regulatory authorities on the corrective action plan and hope to begin implementing the voluntary recalls in the coming weeks. Once our proposed voluntary recall plans are approved, consumers will have the ability to return the affected products for a remedy. We are also working on solutions to address the potential safety concern of the affected products and intend to resume the sale of the redesigned products in the fourth quarter of 2023. However, there are a number of factors that could impact our ability to resume sales at that time and our estimate of the date for sales of the redesigned products to resume may change.

For the year ended December 31, 2022, we recorded a reduction to net sales for estimated future returns and recall remedies of $38.4 million; recorded costs in cost of goods sold of $58.6 million primarily related to an inventory write-off of $34.1 million for our unsalable inventory on-hand as well as estimated costs of future product replacement remedies and logistics costs; and recorded $31.9 million associated with estimated recall-related costs in selling, general, and administrative expenses. As a result, the total unfavorable impact of the proposed voluntary recalls to operating income was $128.9 million for the year ended December 31, 2022. As of December 31, 2022, our reserve for estimated recall expenses was $94.8 million. The ultimate costs from the approved voluntary recalls may differ materially from our estimates, and may harm our business, financial condition and results of operations. See Part I, Item 1A “Risk Factors - Risks Related to Our Business, Operations and Industry.”

Macroeconomic Conditions

We continue to experience challenges associated with the complex and uncertain macroeconomic environment in which we operate. Consistent across many industries, we have experienced, and expect to continue to experience, inflationary pressures and supply chain challenges, including port congestion, container and labor shortages, which have resulted in longer transit times, higher distribution, logistics, and product input costs. As a result, we have experienced, and may continue to experience, decreased profitability and delayed product availability for certain products.

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

We discuss the net sales of our products in our two primary categories: Coolers & Equipment and Drinkware. Our Coolers & Equipment category includes hard coolers, soft coolers, bags, outdoor equipment, and cargo, as well as accessories and replacement parts for these products. Our Drinkware category is primarily composed of our stainless-steel drinkware products and related accessories. In addition, our Other category is primarily comprised of ice substitutes and YETI-branded gear, such as shirts, hats, and other miscellaneous products.

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

Selling, general, and administrative expenses. Selling, general, and administrative (“SG&A”) expenses consist primarily of marketing costs, employee compensation and benefits costs, costs of our outsourced warehousing and logistics operations, costs of operating on third-party DTC marketplaces, professional fees and services, non-cash stock-based compensation, cost of product shipment to our customers, depreciation and amortization expense, and general corporate infrastructure expenses. Our variable expenses, including outbound freight, online marketplace fees, third-party logistics fees, and credit card processing fees, will vary as they are dependent on our sales volume and our channel mix. Our DTC channel variable SG&A costs are generally higher as a percentage of net sales than our wholesale channel distribution costs.

Fiscal Year. We have a 52- or 53-week fiscal year that ends on the Saturday closest in proximity to December 31, such that each quarterly period will be 13 weeks in length, except during a 53-week year when the fourth quarter will be 14 weeks. Our fiscal years 2022 and 2021 ended on December 31, 2022 and January 1, 2022, respectively, were 52 weeks each, whereas our fiscal year 2020 ended January 2, 2021 included 53 weeks. Unless otherwise stated, references to particular years, quarters, months and periods refer to our fiscal years ended in December and the associated quarters, months, and periods of those fiscal years.

Results of Operations
The following table sets forth selected statement of operations data, and their corresponding percentage of net sales, for the periods indicated (dollars in thousands):

	Fiscal Year Ended
	December 31, 2022		January 1, 2022		January 2, 2021
Statement of Operations
Net sales	$1,595,222	100%	$1,410,989	100%	$1,091,721	100%
Cost of goods sold(1)	831,821	52%	594,876	42%	462,918	42%
Gross profit	763,401	48%	816,113	58%	628,803	58%
Selling, general, and administrative expenses	637,040	40%	541,175	38%	414,570	38%
Operating income	126,361	8%	274,938	19%	214,233	20%
Interest expense	(4,466)	—%	(3,339)	—%	(9,155)	1%
Other (expense) income	(5,718)	—%	(3,189)	—%	123	—%
Income before income taxes	116,177	7%	268,410	19%	205,201	19%
Income tax expense	(26,484)	2%	(55,808)	4%	(49,400)	5%
Net income	$89,693	6%	$212,602	15%	$155,801	14%
______________________________
(1) Includes $6.4 million of inbound freight expense related to an out-of-period adjustment for year ended December 31, 2022. See Note 1 - Organization and Significant Accounting Policies of the Unaudited Condensed Consolidated Financial Statements for additional information.

Year Ended December 31, 2022 Compared to Year Ended January 1, 2022

	Fiscal Year Ended
	December 31, 2022	January 1, 2022	Change
(dollars in thousands)			$	%
Net sales	$1,595,222	$1,410,989	$184,233	13%
Gross profit	763,401	816,113	(52,712)	(6)%
Gross margin (Gross profit as a % of net sales)	47.9%	57.8%	(990) basis points
Selling, general, and administrative expenses	$637,040	$541,175	$95,865	18%
SG&A as a % of net sales	39.9%	38.4%	150 basis points
Net Sales

Net sales increased $184.2 million, or 13%, to $1,595.2 million in 2022 from $1,411.0 million in 2021. Net sales for fiscal 2022 were negatively impacted by $38.4 million related to the voluntary recalls discussed above. Excluding this impact, the increase in net sales was driven by volume growth in both our DTC and wholesale channels and the benefit of price increases implemented during the first quarter of 2022.

Net sales in our channels were as follows:

•DTC channel net sales increased $133.0 million, or 17%, to $917.7 million in 2022 from $784.7 million in 2021, driven by both Drinkware and Coolers & Equipment categories, partially offset by a $6.2 million unfavorable impact related to the voluntary recalls. Our DTC channel represented 58% and 56% of total net sales in 2022 and 2021, respectively.
•Net sales in our wholesale channel increased $51.3 million, or 8%, to $677.5 million in 2022 from $626.3 million in 2021, primarily driven by Coolers & Equipment, partially offset by a $32.2 million unfavorable impact related to the voluntary recalls. Our wholesale channel represented 42% and 44% of total net sales in 2022 and 2021, respectively.

Net sales in our two primary product categories were as follows:
•Drinkware net sales increased $114.8 million, or 14%, to $947.2 million in 2022 from $832.4 million in 2021, primarily driven by the continued expansion of our Drinkware product offerings, including the introduction of new colorways and sizes, and strong demand for customization.
•Coolers & Equipment net sales increased $60.7 million, or 11%, to $612.5 million in 2022 from $551.9 million in 2021, primarily driven by the strong performance in bags, soft coolers, and hard coolers, partially offset by a $38.4 million unfavorable impact related to the voluntary recalls.

Gross Profit

Gross profit decreased $52.7 million, or 6%, to $763.4 million in 2022 from $816.1 million in 2021. Gross margin decreased 990 basis points to 47.9% in 2022 from 57.8% in 2021. Gross margin for fiscal 2022 was negatively impacted by $97.0 million related to the voluntary recalls. The decrease in gross margin was primarily driven by:

•higher inbound freight rates, which unfavorably impacted gross margin by 510 basis points;
•the unfavorable impact of the voluntary recalls, which negatively impacted gross margin by 480 basis points;
•higher product costs, which unfavorably impacted gross margin by 120 basis points;
•the unfavorable impact of foreign currency exchange rates, which negatively impacted gross margin by 70 basis points; and
•the non-renewal of the Global System of Preferences (“GSP”), which negatively impacted gross margin by 30 basis points.

These decreases were partially offset by 170 basis points from price increases, 30 basis points from the favorable channel mix shift to DTC channel net sales, and 20 basis points from other impacts.

Selling, General, and Administrative Expenses

SG&A expenses increased by $95.9 million, or 18%, to $637.0 million in 2022 from $541.2 million in 2021. As a percentage of net sales, SG&A expenses increased 150 basis points to 39.9% in 2022 from 38.4% in 2021. The increase in SG&A expenses resulted from:
•an increase in variable expenses of $45.6 million (increasing SG&A as a percent of sales by 140 basis points) comprised of:
–higher distribution costs including higher outbound freight rates, online marketplace fees, third-party logistics fees, and credit card processing fees;
•an increase in non-variable expenses of $18.4 million (decreasing SG&A as a percent of sales by 190 basis points) comprised of:
–an increase in marketing expenses, non-variable distribution costs, information technology expenses and facility costs, partially offset by a decline in employee costs primarily driven by incentive compensation, lower professional fees and other operating expenses; and
•the unfavorable $31.9 million impact related to the voluntary recalls (increasing SG&A as a percent of sales by 200 basis points).

Non-Operating Expenses

Interest expense was $4.5 million in 2022, compared to $3.3 million in 2021. The increase in interest expense was primarily due to rising interest rates partially offset by decreased outstanding long-term debt.

Other expense was $5.7 million in 2022, compared to other income of $3.2 million in 2021. The increase in other expense was due to foreign currency losses on intercompany balances.
Income tax expense was $26.5 million in 2022, compared to $55.8 million in 2021. Our effective tax rate for 2022 was 23% compared to 21% for 2021. The decrease in income tax expense was primarily due to lower earnings before taxes in 2022. The increase in the effective tax rate was primarily due to a lower tax benefit related to stock-based compensation in 2022 compared to 2021.

Year Ended January 1, 2022 Compared to Year Ended January 2, 2021

	Fiscal Year Ended
	January 1, 2022	January 2, 2021	Change
(dollars in millions)			$	%
Net sales	$1,410,989	$1,091,721	$319,268	29%
Gross profit	816,113	628,803	187,310	30%
Gross margin (Gross profit as a % of net sales)	57.8%	57.6%	20 basis points
Selling, general, and administrative expenses	$541,175	$414,570	$126,605	31%
SG&A as a % of net sales	38.4%	38.0%	40 basis points

Net Sales
Net sales increased $319.3 million, or 29%, to $1,411.0 million in 2021 from $1,091.7 million in 2020. The increase in net sales was driven by our faster growing DTC channel as well as growth in our wholesale channel.
Net sales in our channels were as follows:
•DTC channel net sales increased $203.9 million, or 35%, to $784.7 million in 2021 from $580.9 million in 2020, driven by both Drinkware and Coolers & Equipment categories. Net sales in our DTC channel continue to be favorably impacted by strong demand for outdoor recreation and leisure lifestyle products as well as a favorable shift to online shopping, resulting in an increase in sales volume during the period. As a result, our channel mix continued to shift towards our DTC channel from 53% in 2020 to 56% in 2021.
•Net sales in our wholesale channel increased $115.4 million, or 23%, to $626.3 million in 2021 from $510.9 million in 2020, primarily driven by both Drinkware and Coolers & Equipment. In the second quarter of 2020, wholesale channel net sales were adversely impacted by the temporary store closures due to the COVID-19 pandemic.

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

These gains were mostly offset by 90 basis points from higher inbound freight, 80 basis points from the unfavorable impact of the non-renewal of the GSP, which impacted import duties primarily on our hard coolers, as well as other impacts, which unfavorably impacted gross margin by 20 basis points.

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

Other expense was $3.1 million in 2021, compared to other income of $0.1 million in 2020. The increase in other expense was due to foreign currency losses on intercompany balances.

Income tax expense was $55.8 million in 2021, compared to $49.4 million in 2020. Our effective tax rate for 2021 was 21% compared to 24% for 2020. The decrease in the effective tax rate was primarily due to a higher tax benefit related to stock-based compensation in 2021 compared to 2020.

Liquidity and Capital Resources

General

Our cash requirements have principally been for working capital purposes, long-term debt repayments, and capital expenditures. We fund our working capital, primarily inventory and accounts receivable, and capital investments from cash flows from operating activities, cash on hand, and borrowings available under our Revolving Credit Facility (as defined below). We may also use cash to repurchase shares of our common stock. We believe that our current operating performance, operating plan, our strong cash position, and borrowings available under our Revolving Credit Facility will be sufficient to satisfy our foreseeable liquidity needs and capital expenditure requirements, including for at least the next twelve months.

Current Liquidity
As of December 31, 2022, we had a cash balance of $234.7 million, $75.1 million of working capital (excluding cash), and $150.0 million of borrowings available under the Revolving Credit Facility (as defined below).
Credit Facility
We are party to a senior secured credit agreement (the “Credit Facility”) that provides for a $150.0 million Revolving Credit Facility maturing on December 17, 2024 (the “Revolving Credit Facility”) and a $300.0 million Term Loan A maturing on December 17, 2024 (the “Term Loan A”). At December 31, 2022, we had $90.0 million principal amount of indebtedness outstanding under the Term Loan A and no outstanding borrowings under the Revolving Credit Facility. The weighted average interest rate for borrowings under Term Loan A was 3.49% during the year ended December 31, 2022.
The Credit Facility requires us to comply with certain covenants, including financial covenants regarding our total net leverage ratio and interest coverage ratio. Fluctuations in these ratios may increase our interest expense. Failure to comply with these covenants and certain other provisions of the Credit Facility, or the occurrence of a change of control, could result in an event of default and an acceleration of our obligations under the Credit Facility or other indebtedness that we may incur in the future. At December 31, 2022, we were in compliance with all covenants and expect to remain in compliance with all covenants under the Credit Facility.

Share Repurchase Plan

On February 27, 2022, the Board of Directors authorized a common stock repurchase program of up to $100.0 million. During the first quarter of 2022, we repurchased 1,676,551 shares for an aggregate purchase price of $100.0 million, including fees and commissions, at an average repurchase price of $59.66 per share. Following the repurchases, no shares remained available for future repurchases under the share repurchase program. See Note 10-Stockholders’ Equity of Notes to Consolidated Financial Statements for additional information about the share repurchase program.

Material Cash Requirements

For 2023, we expect capital expenditures for property and equipment to be approximately $60 million, primarily to support investments in technology, expansion of our customization capacity, retail stores investments, and new product innovation and launches.

The following table summarizes current and long-term material cash requirements for contractual and other obligations as of December 31, 2022 (in thousands):

	Material Cash Requirements
	Total	2023	2024	2025	2026	2027	Thereafter
Long-term debt principal payment	$90,000	$22,500	$67,500	$—	$—	$—	$—
Interest	$7,860	4,558	3,302	—	—	—	—
Operating lease obligations	$77,770	14,938	14,948	15,218	11,413	6,892	14,361
Finance leases	$7,563	2,245	2,325	2,162	831	—	—
Other noncancellable agreements (1)	$127,295	54,734	36,948	20,593	3,922	2,152	8,946
Total	$310,488	$98,975	$125,023	$37,973	$16,166	$9,044	$23,307
_________________________________________
(1)We have entered into commitments for service and maintenance agreements related to our management information systems, distribution contracts, advertising, sponsorships, and licensing agreements.
The table of our material cash requirements above excludes unrecognized tax benefits as we are unable to reasonably predict the timing of settlement of liabilities, if any, related to unrecognized tax benefits. As of December 31, 2022, we had unrecognized tax benefits of $14.6 million.
As of December 31, 2022, our reserve for estimated recall expenses, including the expected cost of returns, was $94.8 million. The ultimate costs from the approved voluntary recalls could differ materially from this estimate, and as such, changes in the estimate may have a material impact on our financial condition, results of operations, and cash flows.

Cash Flows from Operating, Investing and Financing Activities
The following table summarizes our cash flows from operating, investing and financing activities for the periods indicated (in thousands):

	Fiscal Year Ended
	December 31, 2022	January 1, 2022	January 2, 2021
Cash flows provided by (used in):
Operating activities	$100,894	$146,520	$366,427
Investing activities	(56,910)	(65,756)	(22,944)
Financing activities	(122,628)	(23,019)	(163,191)

Operating Activities
Cash flows related to operating activities are dependent on net income, non-cash adjustments to net income, and changes in working capital.
The decrease in cash provided by operating activities in 2022 is primarily due to an increase in cash used for working capital, partially offset by net income, adjusted for non-cash items, including the impact of our voluntary recalls, for the periods compared. The increase in cash used for working capital was primarily due to an increase in inventory and a decrease in accounts payable, partially offset by a decrease in accounts receivable.
The decrease in cash provided by operating activities in 2021 compared to cash provided by operating activities in 2020 is primarily due to an increase in cash used for working capital, partially offset by an increase in net income, adjusted for non-cash items, for the periods compared. The increase in cash used for working capital was primarily due to an increase in inventory, partially offset by an increase in accounts payable.

Investing Activities
The decrease in cash used in investing activities in 2022 compared to 2021 primarily related to lower purchases for technology upgrades and enhancements, as well as production molds, tooling and equipment, and facilities.
The increase in cash used in investing activities in 2021 compared to 2020 primarily related to increased purchases for technology upgrades and enhancements, including the phased upgrade of our SAP enterprise resource planning (“ERP”) system and investment in data analytics, as well as production molds, tooling and equipment, and facilities.
Financing Activities
The increase in cash used in financing activities in 2022 compared to 2021 was primarily driven by repurchases of common stock.
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

Our terms of sale provide limited return rights. We may accept, and have at times accepted, returns outside our terms of sale at our sole discretion. We may also, at our sole discretion, provide our retail partners with sales discounts and allowances. We record estimated sales returns, discounts, and miscellaneous customer claims as reductions to net sales at the time revenues are recorded. We base our estimates upon historical experience and trends, and upon approval of specific returns or discounts. Actual returns and discounts in any future period are inherently uncertain and thus may differ from our estimates. If actual or expected future returns and discounts were significantly greater or lower than the reserves we had established, we would record a reduction or increase to net sales in the period in which we made such determination. A 10% change in our estimated reserve for sales returns, discounts, and miscellaneous claims for 2022 would have impacted net sales by $1.0 million.
Product Recall Reserves
As described in Note 11 of the Notes to Consolidated Financial Statements, in January 2023, we notified the CPSC of a potential safety concern regarding the magnet-lined closures of our Hopper® M30 Soft Cooler, Hopper® M20 Soft Backpack Cooler, and SideKick Dry gear case (the “affected products”) and initiated a global stop sale of the affected products. In February 2023, we proposed a voluntary recall of the affected products to the CPSC, and other relevant global regulatory authorities, which we refer to as the “voluntary recalls” herein unless otherwise indicated. In conjunction with the stop sale, we determined that the affected products inventory held by us, our suppliers and our wholesale customers is unsalable, and notified our wholesale customers to return the affected products. We are working in cooperation with the CPSC and other relevant global regulatory authorities on the corrective action plan and hope to begin implementing the voluntary recalls in the coming weeks. Once our proposed voluntary recall plans are approved, consumers will have the ability to return the affected products for a remedy.

We establish reserves for the estimated costs of a product recall when circumstances giving rise to the recall become known and when such costs are probable and estimable. As a result of the voluntary recalls, we established a reserve for expected future returns and the estimated cost of recall remedies for consumers with affected products. Estimating the cost of recall remedies required significant judgment and is primarily based on i) expected consumer participation rates; and ii) the estimated costs of the consumer’s elected remedy in the proposed voluntary recall, including estimated cost of offered product replacements, logistics costs and other recall-related costs. We will reevaluate these assumptions each period, and the related reserves may be adjusted when factors indicate that the reserve is either not sufficient to cover or exceeds the estimated product recall expenses. The ultimate impact from the approved voluntary recalls could differ materially from these estimates. The reserve for the estimated product recall expenses of $94.8 million is included within accrued expenses and other current liabilities on our consolidated balance sheet as of December 31, 2022. In addition, we recorded an inventory reserve or write-off of $34.1 million for our unsalable inventory on-hand as of December 31, 2022.

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
Valuation of Goodwill and Indefinite-Lived Intangible Assets
Goodwill and intangible assets are recorded at cost, or at their estimated fair values at the date of acquisition. We review goodwill and indefinite-lived intangible assets for impairment annually or whenever events or changes in circumstances indicate the carrying amount may be impaired. In conducting our annual impairment test, we first review qualitative factors to determine whether it is more likely than not that the fair value of the asset, or reporting units, is less than its carrying amount. If factors indicate that the fair value is less than its carrying amount, we perform a quantitative assessment, analyzing the expected present value of future cash flows to quantify the amount of impairment, if any. Based on our qualitative assessment performed during the fourth quarter of 2022, we determined that it is not more likely than not that the fair value of each reporting unit is lower than its carrying value; therefore, the quantitative impairment test was not required. We did not record any goodwill or indefinite-lived intangible assets impairment charges during the years ended December 31, 2022, January 1, 2022, and January 2, 2021.

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
In order to maintain liquidity and fund business operations, our long-term Credit Facility bears a variable interest rate based on prime, federal funds, or LIBOR plus an applicable margin based on our total net leverage ratio. The nature and amount of our long-term debt can be expected to vary as a result of future business requirements, market conditions, and other factors. We may elect to enter into interest rate swap contracts to reduce the impact associated with interest rate fluctuations, but as of December 31, 2022, we have not entered into any such contracts. Based on the balance outstanding under our Term Loan A at December 31, 2022, we estimate that a 1% increase or decrease in underlying interest rates would increase or decrease annual interest expense by $0.9 million in any given fiscal year. See Item 1A, Risk Factors under “The phase-out of LIBOR and transition to SOFR as a benchmark interest rate may negatively impact our financial results.” for a discussion of the interest rate risk related the ongoing phase-out of LIBOR.

Inflation Risk
Inflationary factors such as increases in the cost of our product and overhead costs may adversely affect our operating results. During 2022, our gross margin was specifically impacted by higher inbound transportation costs compared to 2021 as a result of global supply chain disruption and inflationary pressures. Sustained cost increases, or other inflationary pressures in the future, may have an adverse effect on our ability to maintain or improve current levels of gross margin and SG&A expenses as a percentage of net sales if the selling prices of our products do not increase with these increased costs, or we cannot identify cost efficiencies.

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

Foreign Currency Risk
Our international sales are primarily denominated in the Canadian dollar, Australian dollar, Euro, British pound, and New Zealand dollar and any unfavorable movement in the exchange rate between the U.S. dollar and these currencies could have an adverse impact on our revenue. During 2022, net sales from our international entities accounted for 11% of our consolidated net sales, and therefore we do not believe exposure to foreign currency fluctuations would have a material impact on our net sales. A portion of our operating expenses are incurred outside the Unites States and are denominated in foreign currencies, which are also subject to fluctuations due to changes in foreign currency exchange rates. In addition, our suppliers may incur many costs, including labor costs, in other currencies. To the extent that exchange rates move unfavorably for our suppliers, they may seek to pass these additional costs on to us, which could have a material impact on our gross margin. In addition, a strengthening of the U.S. dollar may increase the cost of our products to our customers outside of the United States. Our operating results and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of YETI Holdings, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of YETI Holdings, Inc. and its subsidiaries (the “Company”) as of December 31, 2022 and January 1, 2022, and the related consolidated statements of operations, of comprehensive income, of equity and of cash flows for each of the two years in the period ended December 31, 2022, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and January 1, 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Revenue Recognition

As described in Note 1 to the consolidated financial statements, the Company’s revenue is generated from the sale of its products to customers either through wholesale or direct-to-consumer (DTC) channels. Revenue from wholesale transactions is generally recognized at the time products are shipped based on contractual terms with the customer. Revenue from the DTC channel is generally recognized at the point of sale in retail stores and at the time products are shipped for e-commerce transactions and corporate sales based on contractual terms with the customer. The Company’s consolidated net sales were $1.6 billion for the fiscal year ended December 31, 2022.

The principal consideration for our determination that performing procedures relating to revenue recognition is a critical audit matter is a high degree of audit effort in performing procedures related to the Company’s revenue recognition.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process. These procedures also included, among others, (i) evaluating the recognition of revenue, on a sample basis, by obtaining and inspecting shipping documents and cash receipts, where applicable, and (ii) testing, on a sample basis, the timing of revenue recognition by obtaining and inspecting shipping documentation.

Product Recall Reserves

As described in Note 11 to the consolidated financial statements, in January 2023, the Company initiated a global stop sale of the Hopper® M30 Soft Cooler, Hopper® M20 Soft Backpack Cooler, and the SideKick Dry gear case, and in February 2023, the Company proposed a voluntary recall of these products to the U.S. Consumer Product Safety Commission (“CPSC”). Management establishes reserves for the estimated costs of a product recall when such costs are probable and estimable. Estimating the cost of recall remedies required significant judgment by management and is primarily based on i) expected consumer participation rates; and ii) the estimated costs of the consumer’s elected remedy in the proposed voluntary recall, including estimated cost of offered product replacements, logistics costs and other recall-related costs. As a result of the global stop sale and proposed voluntary product recalls, the Company recorded an inventory reserve or write-off of $34.1 million for unsalable inventory on-hand as of December 31, 2022, and recorded a reserve for the estimated product recall expenses of $94.8 million, which is included within accrued expenses and other current liabilities in the consolidated balance sheet as of December 31, 2022.

The principal considerations for our determination that performing procedures relating to product recall reserves is a critical audit matter are the significant judgments by management when developing the estimate of the product recall reserves, which in turn led to a high degree of auditor judgment, subjectivity and effort in performing procedures and in evaluating management’s significant assumption related to expected consumer participation rates.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s estimate of the product recall reserves, including the controls over the significant assumption related to expected consumer participation rates. These procedures also included, among others, (i) testing management’s process for developing the estimate of the product recall reserves, (ii) evaluating the appropriateness of the methodology applied by the Company in estimating the product recall reserves, (iii) testing the completeness and accuracy of the underlying data used in the estimate of the product recall reserves, and (iv) evaluating the reasonableness of the significant assumption used by management related to the expected consumer participation rates. Evaluating management’s assumption related to the expected consumer participation rates involved evaluating whether the assumption used by management was reasonable considering historical experience with product recalls and whether the assumption was consistent with evidence obtained in other areas of the audit.

/s/ PricewaterhouseCoopers LLP
Austin, Texas
February 27, 2023

We have served as the Company’s auditor since 2021.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
YETI Holdings, Inc.

Opinion on the financial statements
We have audited the accompanying consolidated balance sheet of YETI Holdings, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of January 2, 2021 (not presented herein), and the related consolidated statements of operations, comprehensive income, equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 2, 2021, and the results of its operations and its cash flows for the period then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ GRANT THORNTON LLP
We served as the Company’s auditor from 2014 to 2021.

Dallas, Texas
March 1, 2021

YETI HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	December 31, 2022	January 1, 2022
ASSETS
Current assets
Cash	$234,741	$312,189
Accounts receivable, net	79,446	109,530
Inventory	371,412	318,864
Prepaid expenses and other current assets	33,321	29,584
Total current assets	718,920	770,167
Property and equipment, net	124,587	119,044
Operating lease right-of-use assets	55,406	54,971
Goodwill	54,293	54,293
Intangible assets, net	99,429	95,314
Other assets	24,130	2,575
Total assets	$1,076,765	$1,096,364

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$140,818	$191,319
Accrued expenses and other current liabilities	211,399	132,309
Taxes payable	15,289	14,514
Accrued payroll and related costs	4,847	30,844
Operating lease liabilities	12,076	10,167
Current maturities of long-term debt	24,611	24,560
Total current liabilities	409,040	403,713
Long-term debt, net of current portion	71,741	95,741
Operating lease liabilities, non-current	55,649	55,940
Other liabilities	13,858	23,147
Total liabilities	550,288	578,541

Commitments and contingencies (Note 11)

Stockholders’ Equity
Common stock, par value $0.01; 600,000 shares authorized; 88,108 and 86,431 shares issued and outstanding at December 31, 2022, respectively, and 87,727 shares issued and outstanding at January 1, 2022, respectively	881	877
Treasury stock, at cost; 1,677 shares at December 31, 2022	(100,025)
Preferred stock, par value $10; 30,000 shares authorized; no shares issued or outstanding	—	—
Additional paid-in capital	357,490	337,735
Retained earnings	268,551	178,858
Accumulated other comprehensive (loss) income	(420)	353
Total stockholders’ equity	526,477	517,823
Total liabilities and stockholders’ equity	$1,076,765	$1,096,364
See Notes to Consolidated Financial Statements

YETI HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Fiscal Year Ended
	December 31, 2022	January 1, 2022	January 2, 2021
Net sales	$1,595,222	$1,410,989	$1,091,721
Cost of goods sold	831,821	594,876	462,918
Gross profit	763,401	816,113	628,803
Selling, general, and administrative expenses	637,040	541,175	414,570
Operating income	126,361	274,938	214,233
Interest expense	(4,466)	(3,339)	(9,155)
Other (expense) income	(5,718)	(3,189)	123
Income before income taxes	116,177	268,410	205,201
Income tax expense	(26,484)	(55,808)	(49,400)
Net income	$89,693	$212,602	$155,801

Net income per share
Basic	$1.04	$2.43	$1.79
Diluted	$1.03	$2.40	$1.77

Weighted-average common shares outstanding
Basic	86,521	87,425	86,978
Diluted	87,195	88,666	87,847
See Notes to Consolidated Financial Statements

YETI HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Fiscal Year Ended
	December 31, 2022	January 1, 2022	January 2, 2021
Net income	$89,693	$212,602	$155,801
Other comprehensive (loss) income
Foreign currency translation adjustments	(773)	740	(391)
Total comprehensive income	$88,920	$213,342	$155,410
See Notes to Consolidated Financial Statements

YETI HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands)

	Common Stock		Additional Paid-In Capital	Treasury Stock		Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance, December 28, 2019	86,774	$868	$310,678	$—	$—	$(189,545)	$4	$122,005
Stock-based compensation	—	—	9,009	—	—	—	—	9,009
Common stock issued under employee benefit plans	383	4	3,018	—	—	—	—	3,022
Common stock withheld related to net share settlement of stock-based compensation	(29)	(1)	(1,027)	—	—	—	—	(1,028)
Other comprehensive loss	—	—	—	—	—	—	(391)	(391)
Net income	—	—	—	—	—	155,801	—	155,801
Balance, January 2, 2021	87,128	$871	$321,678	$—	$—	$(33,744)	$(387)	$288,418
Stock-based compensation	—	—	15,474	—	—	—	—	15,474
Common stock issued under employee benefit plans	641	6	4,089	—	—	—	—	4,095
Common stock withheld related to net share settlement of stock-based compensation	(42)	—	(3,506)	—	—	—	—	(3,506)
Other comprehensive income	—	—	—	—	—	—	740	740
Net income	—	—	—	—	—	212,602	—	212,602
Balance, January 1, 2022	87,727	$877	$337,735			$178,858	$353	$517,823
Stock-based compensation	—	—	17,799	—	—	—	—	17,799
Common stock issued under employee benefit plans	413	4	3,817	—	—	—	—	3,821
Common stock withheld related to net share settlement of stock-based compensation	(32)	—	(1,861)	—	—	—	—	(1,861)
Repurchase of common stock	—	—	—	(1,677)	(100,025)	—	—	(100,025)
Other comprehensive loss	—	—	—	—	—	—	(773)	(773)
Net income	—	—	—	—	—	89,693	—	89,693
Balance, December 31, 2022	88,108	$881	$357,490	$(1,677)	$(100,025)	$268,551	$(420)	$526,477
See Notes to Consolidated Financial Statements

YETI HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Fiscal Year Ended
	December 31, 2022	January 1, 2022	January 2, 2021
Cash Flows from Operating Activities:
Net income	$89,693	$212,602	$155,801
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	39,847	32,070	30,535
Amortization of deferred financing fees	601	679	935
Stock-based compensation	17,799	15,474	9,009
Deferred income taxes	(403)	5,147	(3,827)
Impairment of long-lived assets	1,229	2,473	1,051
Loss on prepayment, modification, or extinguishment of debt	—	—	1,064
Product recalls	97,176	—	—
Other	2,039	1,022	(74)
Changes in operating assets and liabilities:
Accounts receivable, net	30,448	(44,681)	16,353
Inventory	(91,624)	(179,803)	46,052
Other current assets	(2,187)	(10,587)	1,982
Accounts payable and accrued expenses	(86,242)	112,773	89,125
Taxes payable	439	(3,781)	14,943
Other	2,079	3,132	3,478
Net cash provided by operating activities	100,894	146,520	366,427
Cash Flows from Investing Activities:
Purchases of property and equipment	(45,929)	(56,121)	(15,566)
Additions of intangibles, net	(10,981)	(9,635)	(7,378)
Net cash used in investing activities	(56,910)	(65,756)	(22,944)
Cash Flows from Financing Activities:
Repayments of long‑term debt	(22,500)	(22,500)	(165,000)
Proceeds from employee stock transactions	3,821	4,095	3,022
Taxes paid in connection with employee stock transactions	(1,861)	(3,506)	(1,028)
Finance lease principal payment	(2,063)	(1,108)	(185)
Repurchase of common stock	(100,025)	—	—
Borrowings under revolving line of credit	—	—	50,000
Repayments under revolving credit facility	—	—	(50,000)
Net cash used in financing activities	(122,628)	(23,019)	(163,191)
Effect of exchange rate changes on cash	1,196	1,161	476
Net (decrease) increase in cash	(77,448)	58,906	180,768
Cash, beginning of period	312,189	253,283	72,515
Cash, end of period	$234,741	$312,189	$253,283

Supplemental cash flow information::
Interest paid	$2,961	$2,365	$8,358
Income taxes paid, net of refunds	58,822	58,819	36,306

Supplemental non-cash investing activity:
Property and equipment additions included in accounts payable and accrued expenses	3,801	9,865	6,503
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

Basis of Presentation and Principles of Consolidation
The consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules of the U.S. Securities and Exchange Commission (“SEC”). The consolidated financial statements include our accounts and those of our wholly-owned subsidiaries. Intercompany balances and transactions are eliminated in consolidation. Certain prior period amounts have been reclassified to conform to current period presentation.
Out-of-Period Adjustment
During the first quarter of 2022, we recognized $6.4 million in cost of goods sold for inbound freight expense recorded as an out-of-period adjustment. The adjustment was not considered material to the interim or annual consolidated financial statements for the year ended December 31, 2022 or the financial statements of any previously filed interim or annual periods.

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
Fiscal Year End
We have a 52- or 53-week fiscal year that ends on the Saturday closest in proximity to December 31, such that each quarterly period will be 13 weeks in length, except during a 53-week year when the fourth quarter will be 14 weeks. Fiscal years 2022 and 2021 were 52-week periods, and fiscal year 2020 was a 53-week period. The consolidated financial results represent the fiscal years ended December 31, 2022 (“2022”), January 1, 2022 (“2021”), and January 2, 2021 (“2020”).
Accounts Receivable
Accounts receivable are carried at original invoice amount less estimated credit losses. Upon initial recognition of a receivable, we estimate credit losses over the contractual term of the receivable and establish an allowance for credit losses based on historical experience, current available information, and expectations of future economic conditions. We mitigate credit loss risk from accounts receivable by assessing customers for credit worthiness, including ongoing credit evaluations and their payment trends. Credit risk is limited due to ongoing monitoring, high geographic customer distribution, and low concentration of risk. As the risk of loss is determined to be similar based on the credit risk factors, we aggregate receivables on a collective basis when assessing credit losses. Accounts receivable are uncollateralized customer obligations due under normal trade terms typically requiring payment within 30 to 90 days of sale. Receivables are written off when deemed uncollectible. Recoveries of trade receivables previously written off are recorded to income when received. As of December 31, 2022 and January 1, 2022, one customer accounted for 14% and 36% of our total accounts receivable, net, respectively. Our allowance for credit losses was $0.7 million as of December 31, 2022 and $1.6 million as of January 1, 2022, respectively.

Advertising
Advertising costs are expensed in the period in which the advertising occurs and included in selling, general and administrative expenses in our consolidated statements of operations. Advertising costs were $68.1 million, $61.9 million, and $42.9 million for 2022, 2021, and 2020, respectively. At December 31, 2022 and January 1, 2022, prepaid advertising costs were $0.5 million and $1.2 million, respectively.
Benefit Plan
We provide a 401(k)-defined contribution plan covering substantially all our employees, which allows for employee contributions and provides for an employer match. Our contributions totaled approximately $1.5 million, $1.2 million, and $1.1 million for 2022, 2021, and 2020, respectively.

Cash
We maintain our cash in bank deposit accounts which, at times, may exceed federally insured limits. We have not historically experienced any losses in such accounts.
Comprehensive Income
Our comprehensive income is determined based on net income adjusted for gains and losses on foreign currency translation adjustments.
Concentration of Risk
We are exposed to risk due to our concentration of business activity with certain third-party contract manufacturers of our products. For hard coolers, soft coolers, drinkware, bags, cargo, outdoor living and pet products, our two largest manufacturers comprised approximately 72%, 85%, 80%, 86%, 89% and 90%, respectively, of our production volume during 2022.
Deferred Financing Fees
Costs incurred upon the issuance of our debt instruments are capitalized and amortized over the life of the associated debt instrument on a straight-line basis, in a manner that approximates the effective interest method. If the debt instrument is retired before its scheduled maturity date, any remaining issuance costs associated with that debt instrument are expensed in the same period. Deferred financing fees related to our $450.0 million senior secured credit facility (“Credit Facility”) are reported in “Long-term debt, net of current portion” as a direct reduction of the carrying amount of our outstanding long-term debt. At December 31, 2022 and January 1, 2022, the amortization of deferred financing fees included in interest expense was $0.6 million and $0.7 million, respectively.
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
For our annual goodwill impairment tests in the fourth quarters of 2022 and 2021, we performed a qualitative assessment to determine whether the fair value of goodwill was more likely than not less than the carrying value. Based on economic conditions and industry and market considerations, we determined that it was more likely than not that the fair value of goodwill was greater than its carrying value; therefore, the quantitative impairment test was not performed. Therefore, we did not record any goodwill impairment for the years 2022 and 2021.
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
In addition, external legal costs incurred in the defense of our patents and trademarks are capitalized when we believe that the future economic benefit of the intangible asset will be increased, and a successful defense is probable. In the event of a successful defense, the settlements received are netted against the external legal costs that were capitalized. Capitalized patent and trademark defense costs are amortized over the remaining useful life of the asset. Where the defense of the patent and trademark maintains rather than increases the expected future economic benefits from the asset, the costs would generally be expensed as incurred. The external legal costs incurred and settlements received may not occur in the same period. Capitalized costs incurred during 2022, 2021, and 2020 primarily relate to external legal costs incurred in the defense of our patents and trademarks, net of settlements received.
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

Inventories
Inventories, consisting primarily of finished goods and an immaterial level of component parts, are valued at the lower of cost or net realizable value. Cost is determined using weighted-average costs, including all costs incurred to deliver inventory to our distribution facilities, such as inbound freight, import duties and tariffs. Net realizable value is defined as the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. We make ongoing estimates relating to the net realizable value of inventories based upon our assumptions about future demand and market conditions. At December 31, 2022 and January 1, 2022, inventory reserves were $37.3 million and $3.1 million, respectively. In connection with our voluntary recalls, we recorded an inventory write-off, or reserve, of $34.1 million for the year ended December 31, 2022. See Note 11 for further discussion of our voluntary recalls.
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
Research and Development Costs
Research and development costs are expensed as incurred and consist primarily of employee compensation, including non-cash stock-based compensation expense, and miscellaneous supplies. Research and development costs are recorded in selling, general, and administrative expenses. Research and development expenses were $15.4 million, $13.7 million, and $11.2 million, for 2022, 2021, and 2020, respectively.

Revenue Recognition
Revenue transactions associated with the sale of our products comprise a single performance obligation, which consists of the sale of products to customers either through wholesale or DTC channels. Revenue is recognized when performance obligations are satisfied through the transfer of control of promised goods to the customers, based on the terms of sale. The transfer of control typically occurs at a point in time based on consideration of when the customer has an obligation to pay for the goods, and physical possession of, legal title to, and the risks and rewards of ownership of the goods has been transferred, and the customer has accepted the goods. Revenue from wholesale transactions is generally recognized at the time products are shipped based on contractual terms with the customer. Revenue from our DTC channel is generally recognized at the point of sale in our retail stores and at the time products are shipped for e-commerce transactions and corporate sales based on contractual terms with the customer.
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
Shipping and Handling Costs

Amounts charged to customers for shipping and handling are included in net sales. Our cost of goods sold includes inbound freight charges for product delivery from our third-party contract manufacturers. The cost of product shipment to our customers, which is included in selling, general and administrative expenses in our consolidated statements of operations, was $114.8 million, $89.7 million, and $62.7 million for 2022, 2021, and 2020, respectively.

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

The grant date fair value of restricted stock units, restricted stock awards, and deferred stock units is based on the closing price of our common stock on the award date, the grant date fair value of performance-based restricted stock awards is estimated on the award date using a Monte Carlo simulation model, and the grant date fair value of each stock option granted is estimated on the award date using the Black-Scholes model. The Monte Carlo simulation and Black-Scholes model require various judgmental assumptions including volatility, forfeiture rates and expected option life. No stock options were granted in 2022, 2021, or 2020.

Costs relating to stock-based compensation are recognized in selling, general, and administrative expenses in our consolidated statements of operations, and forfeitures are recognized as they occur. See Note 9 for further discussion.

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

Warranty
Warranty liabilities are recorded at the time of sale for the estimated costs that may be incurred under the terms of our limited warranty. We make and revise these estimates primarily based on the number of units under warranty, historical experience of warranty claims, and an estimated per unit replacement cost. The liability for warranties is included in accrued expenses and other current liabilities in our consolidated balance sheets. The specific warranty terms and conditions vary depending upon the product sold, but are generally warranted against defects in material and workmanship ranging from three to five years. Our warranty only applies to the original owner. If actual product failure rates or repair costs differ from estimates, revisions to the estimated warranty liabilities would be required and could materially affect our financial condition and operating results. Warranty reserves were $10.0 million and $10.3 million as of December 31, 2022 and January 1, 2022, respectively. Warranty costs included in costs of goods sold were $5.8 million, $6.9 million, and $5.1 million for 2022, 2021, and 2020, respectively.
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
Recent Accounting Guidance Not Yet Adopted

In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The ASU is intended to ease the potential accounting and financial reporting burden of reference rate reform, including the expected market transition from the LIBOR and other interbank offered rates to alternative reference rates. The guidance provides optional expedients and scope exceptions for transactions if certain criteria are met. These transactions include contract modifications, hedge accounting, and the sale or transfer of debt securities classified as held-to-maturity. The ASU can be adopted no later than December 31, 2024 with early adoption permitted. We are evaluating the effect of adopting this new accounting guidance. The impact of this guidance on our financial statements and related disclosures will continue to be evaluated through the application period and is not expected to be material.

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

The following table provides information about accounts receivable and contract liabilities at the periods indicated (in thousands):

	December 31, 2022	January 1, 2022
Accounts receivable, net	$79,446	$109,530
Contract liabilities	(7,702)	(20,761)
During the year ended December 31, 2022, we recognized $20.8 million of revenue that was previously included in the contract liability balance at the beginning of the period.
Disaggregation of Revenue
The following table disaggregates our net sales by channel, product category, and geography for the periods indicated (in thousands):

	2022	2021	2020
Net Sales by Channel:
Wholesale	$677,517	$626,259	$510,861
Direct-to-consumer	917,705	784,730	580,860
Total net sales	$1,595,222	$1,410,989	$1,091,721

Net Sales by Category:
Coolers & Equipment	$612,525	$551,861	$446,585
Drinkware	947,221	832,428	628,566
Other	35,476	26,700	16,570
Total net sales	$1,595,222	$1,410,989	$1,091,721

Net Sales by Geographic Region(1):
United States	$1,394,026	$1,267,701	$1,011,440
International	201,196	143,288	80,281
Total net sales	$1,595,222	$1,410,989	$1,091,721
_________________________________
(1) Prior period net sales by geographic region have been reclassified to align with current year presentation which is based on end-consumer location.

Customers that accounted for 10% or more of gross sales were as follows:

	2022	2021	2020
Customer A	11%	10%	*
_______________________________________
*Gross sales were less than 10% and no other customer exceeded 10% of gross sales.

3. PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets include the following (in thousands):

	December 31, 2022	January 1, 2022
Prepaid expenses	$18,149	$16,110
Prepaid taxes	10,222	9,417
Other	4,950	4,057
Total prepaid expenses and other current assets	$33,321	$29,584

4. PROPERTY AND EQUIPMENT
Property and equipment consisted of the following at the dates indicated (in thousands):

	December 31, 2022	January 1, 2022
Production molds, tooling, and equipment	$101,363	$89,611
Furniture, fixtures, and equipment	12,884	10,055
Computers and software	90,103	84,169
Leasehold improvements	45,523	42,399
Finance leases	10,736	10,725
Property and equipment, gross	260,609	236,959
Accumulated depreciation	(136,022)	(117,915)
Property and equipment, net	$124,587	$119,044

Depreciation expense was $32.8 million, $25.7 million, and $24.6 million for 2022, 2021, and 2020, respectively.

Geographic Information

Property and equipment, net by geographical region was as follows as of the dates indicated (in thousands):

	December 31, 2022	January 1, 2022
United States	$83,011	$84,221
International	41,576	34,823
Property and equipment, net	$124,587	$119,044

5. LEASES
We determine if an arrangement is or contains a lease at contract inception and determine its classification as an operating or finance lease at lease commencement. We lease certain retail locations, office space, distribution facilities, manufacturing space, and machinery and equipment. While the substantial majority of these leases are operating leases, certain machinery and equipment agreements are finance leases. As of December 31, 2022, the initial lease terms of the various leases range from one to 20 years. ROU lease assets and liabilities associated with leases with an initial term of twelve months or less are not recorded on the balance sheet.
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

The following table presents the assets and liabilities related to operating and finance leases (in thousands):

	Balance Sheet Location	December 31, 2022	January 1, 2022
Assets:
Operating lease assets	Operating lease right-of-use assets	$55,406	$54,971
Finance lease assets	Property, plant and equipment	7,533	9,380
Total lease assets		$62,939	$64,351

Liabilities:
Current
Operating lease liabilities	Operating lease liabilities	$12,076	$10,167
Finance lease liabilities	Current maturities of long-term debt	2,111	2,060
Non-current
Operating lease liabilities	Operating lease liabilities, non-current	55,649	55,940
Finance lease liabilities	Long-term debt, net of current portion	5,198	7,299
Total lease liabilities		$75,034	$75,466

The following table presents the components of lease costs (in thousands):

	Fiscal Year Ended
	December 31, 2022	January 1, 2022	January 2, 2021
Operating lease costs	$12,943	$12,312	$9,599
Finance lease cost - amortization of right-of-use assets	1,860	1,046	211
Finance lease cost - interest on lease liabilities	182	139	64
Short-term lease cost	67	366	185
Variable lease cost	4,645	3,822	3,349
Sublease income	(743)	(743)	(757)
Total lease cost	$18,954	$16,942	$12,651

The following table presents lease terms and discount rates:

	December 31, 2022	January 1, 2022
Weighted average remaining lease term:
Operating leases	5.90 years	6.06 years
Finance leases	4.73 years	4.35 years

Weighted average discount rate:
Operating leases	4.76%	4.75%
Finance leases	2.20%	2.24%

Minimum lease payments have not been reduced by minimum sublease rentals of $1.5 million due in the future under non-cancelable subleases. We received $0.7 million, $0.7 million, and $0.8 million in sublease income for 2022, 2021, and 2020, respectively. The following table presents the minimum lease payment obligations of operating and finance lease liabilities (leases with terms in excess of one year) for the next five years and thereafter as of December 31, 2022 (in thousands):

	Operating Leases	Finance Leases	Total
2023	$14,938	$2,245	$17,183
2024	14,948	2,325	17,273
2025	15,218	2,162	17,380
2026	11,413	831	12,244
2027	6,892	—	6,892
Thereafter	14,361	—	14,361
Total lease payments	77,770	7,563	85,333
Less: Effect of discounting to net present value	10,045	254	10,299
Present value of lease liabilities	$67,725	$7,309	$75,034

The following table presents supplemental cash flow information related to our leases (in thousands):

	December 31, 2022	January 1, 2022	January 2, 2021
Cash paid for amounts included in measurement of liabilities:
Operating cash flows used in operating leases	$13,387	$13,146	$11,097
Operating cash flows used in finance leases	182	139	64
Financing cash flows used in finance leases	2,063	1,108	185
Right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	12,083	30,234	2,831
Finance leases	17	9,517	—

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

6. INTANGIBLE ASSETS
Intangible assets consisted of the following at the dates indicated below (dollars in thousands):

	December 31, 2022
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Tradename	Indefinite	$31,363	$—	$31,363
Trade dress	Indefinite	14,079	—	14,079
Trademarks	Indefinite	21,745	—	21,745
Customer relationships	11 years	42,205	(40,457)	1,748
Trademarks	6 - 30 years	21,574	(9,834)	11,740
Patents	4 - 25 years	20,810	(2,682)	18,128
Other intangibles	15 years	1,047	(421)	626
Total intangible assets		$152,823	$(53,394)	$99,429

	January 1, 2022
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Tradename	Indefinite	$31,363	$—	$31,363
Trade dress	Indefinite	14,145	—	14,145
Trademarks	Indefinite	17,419	—	17,419
Customer relationships	11 years	42,205	(36,620)	5,585
Trademarks	6 - 30 years	20,702	(7,839)	12,863
Patents	4 - 25 years	14,960	(1,712)	13,248
Other intangibles	15 years	1,047	(356)	691
Total intangible assets		$141,841	$(46,527)	$95,314
Amortization expense was $6.9 million, $6.4 million, and $5.9 million, for 2022, 2021, and 2020, respectively. Amortization expense related to intangible assets is expected to be $5.0 million for 2023, $3.2 million for 2024 and 2025, $2.3 million for 2026, and $1.8 million for 2027.

7. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consisted of the following at the dates indicated (in thousands):

	December 31, 2022	January 1, 2022
Accrued freight and distribution costs	$56,354	$54,723
Product recall reserves	94,807	—
Contract liabilities	7,702	20,761
Customer discounts, allowances, and returns	9,948	11,954
Advertising and marketing	11,547	14,688
Warranty reserve	9,996	10,276
Accrued capital expenditures	895	1,616
Interest payable	941	88
Other	19,209	18,203
Total accrued expenses and other current liabilities	$211,399	$132,309

8. LONG-TERM DEBT

Long-term debt consisted of the following at the dates indicated (in thousands):

	December 31, 2022	January 1, 2022
Term Loan A, due 2024	$90,000	$112,500
Finance lease debt	7,309	9,359
Total debt	97,309	121,859
Current maturities of long-term debt	(22,500)	(22,500)
Current maturities of finance lease debt	(2,111)	(2,060)
Total long-term debt	72,698	97,299
Unamortized deferred financing fees	(957)	(1,558)
Total long-term debt, net	$71,741	$95,741

At December 31, 2022, the future maturities of principal amounts of our debt obligations, excluding finance lease obligations, for the next two years and in total (see Note 5 for future maturities of finance lease obligations), consisted of the following (in thousands):

Amount
2023	22,500
2024	67,500
Total	$90,000

Credit Facility

In May 2016, we entered into a senior secured credit agreement that provided for: (a) a $100.0 million Revolving Credit Facility maturing on May 19, 2021 (“Revolving Credit Facility”); (b) a $445.0 million term loan A maturing on May 19, 2021 (“Term Loan A”); and (c) a $105.0 million term loan B maturing on May 19, 2022 (“Term Loan B”) (together with amendments described below, the “Credit Facility”). During 2019, we voluntarily repaid in full the principal amount outstanding under Term Loan B. A commitment fee of between 0.175% and 0.375% is determined by reference to a pricing grid based our net leverage ratio and is payable on the average daily unused amounts under the Revolving Credit Facility. Borrowings made under the Credit Facility bear interest at a variable rate based on the LIBOR plus an applicable margin. The applicable margin for LIBOR rate borrowings is also determined by reference to the pricing grid, and ranges from 1.75% to 2.75%. The Credit Facility additionally provides for the replacement of LIBOR with one or more rates based on SOFR or another alternate benchmark rate promptly after a determination by the Administrative Agent, Borrower or Required Lenders (each as defined therein) that: (i) adequate and reasonable means do not exist for ascertaining LIBOR for any requested interest period, including because LIBOR is not available or published on a current basis and such circumstances are unlikely to be temporary; (ii) the administrator of LIBOR has made a public statement identifying a specific date after which LIBOR shall no longer be made available or used for determining the interest rate of loans; provided that at the time of such statement, there is no successor administrator that is satisfactory to the Administrative Agent that will continue to provide LIBOR after such specific date; or (iii) syndicated loans made under the Credit Agreement are executed or amended to incorporate or adopt a new benchmark interest rate to replace LIBOR.

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

In March 2020, we drew down $50.0 million from our $150.0 million Revolving Credit Facility. This action was a precautionary measure to enhance our liquidity position and to increase available cash on hand in response to the COVID-19 pandemic. During the second quarter of 2020, we repaid in full the $50.0 million borrowed under the Revolving Credit Facility. As of December 31, 2022 and January 1, 2022, we had no borrowings outstanding under our Revolving Credit Facility.

The Credit Facility also provides us with the ability to issue up to $20.0 million in letters of credit. While our issuance of letters of credit does not increase our borrowings outstanding under our Revolving Credit Facility, it does reduce the amount available. As of December 31, 2022, we had no outstanding letters of credit.
The weighted average interest rate on borrowings outstanding under the Term Loan A at December 31, 2022 and January 1, 2022 was 3.49% and 1.85%, respectively.
The Credit Facility includes customary financial and non-financial covenants limiting, among other things, mergers and acquisitions; investments, loans, and advances; affiliate transactions; changes to capital structure and the business; additional indebtedness; additional liens; the payment of dividends; and the sale of assets, in each case, subject to certain customary exceptions. The Credit Facility contains customary events of default, including payment defaults, breaches of representations and warranties, covenant defaults, defaults under other material debt, events of bankruptcy and insolvency, failure of any guaranty or security document supporting the Credit Facility to be in full force and effect, and a change of control of our business. At December 31, 2022, we were in compliance with the covenants under our Credit Facility.
Term Loan A

The Term Loan A is a $300.0 million term loan facility, maturing on December 17, 2024. Principal payments of $5.6 million were due quarterly during 2021 and through 2024 with the entire unpaid balance due at maturity. In 2020, we made $150.0 million in voluntary payments on our Term Loan A from excess cash on hand, and as a result we recorded a $1.1 million loss on prepayments of debt.

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

In October 2022, we granted approximately 9,200 RSUs that will vest on the two-month anniversary of hiring a permanent Chief Financial Officer. The effect of these awards has been excluded from our disclosures below due to their contingent vesting. In November 2022, we granted RSUs that have a three-year vesting period and vest one-sixth on the each six-month anniversary of the initial vesting date.

We recognized non-cash stock-based compensation expense of $17.8 million, $15.5 million, and $9.0 million for 2022, 2021, and 2020, respectively. The related income tax benefits were $3.8 million, $12.9 million, and $2.9 million for 2022, 2021, and 2020, respectively. As of December 31, 2022, total unrecognized stock-based compensation expense of $37.3 million for all stock-based compensation plans is expected to be recognized over a weighted-average period of 2.2 years.

Restricted Stock Units, Restricted Stock Awards, and Deferred Stock Units

Stock-based activity, excluding options, for the year ended December 31, 2022 is summarized below (in thousands, except per share data):

	Performance-Based Restricted Stock Awards		Restricted Stock Units, Restricted Stock Awards, and Deferred Stock Units (1)
	Number of PBRSs	Weighted Average Grant Date Fair Value	Number of RSUs, RSAs, and DSUs	Weighted Average Grant Date Fair Value
Nonvested, January 1, 2022	210	$48.64	433	$55.54
Granted	113	64.48	723	50.51
Vested/released	—	—	(222)	52.14
Forfeited/expired	(90)	55.60	(122)	60.25
Nonvested, December 31, 2022	233	$53.63	812	$51.28
_________________________________________
(1)Excludes approximately 9,200 RSUs granted in 2022 that have a contingent vesting requirement.

As of December 31, 2022, the weighted average remaining contractual term of PBRSs was 1.9 years and the aggregate intrinsic value of PBRSs expected to vest was $9.7 million. The weighted average remaining contractual term of RSUs, RSAs, and DSUs was 2.3 years and the aggregate intrinsic value of RSUs, RSAs, and DSUs was $33.5 million as of December 31, 2022.

The following table summarizes additional information about PBRSs, RSUs, RSAs, and DSUs (in thousands, except per share data):

	Fiscal Year Ended
	December 31, 2022	January 1, 2022	January 2, 2021
Weighted average grant date fair value per share of awards granted(1)	$52.42	$79.06	$33.58
Total grant date fair value of awards vested(2)	$11,602	$7,145	$3,215
Intrinsic value of awards vested(2)	$12,434	$19,346	$5,271
_________________________________________
(1)Excludes approximately 9,200 RSUs granted in 2022 that have a contingent vesting requirement.
(2)Excludes approximately 4,200, 14,000, and 10,500 DSUs that vested but were not released in 2022, 2021, and 2020, respectively.

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

We estimate the fair value of stock options on the date of grant using a Black-Scholes option-pricing valuation model, which uses the expected option term, stock price volatility, and the risk-free interest rate. The expected option term assumption reflects the period for which we believe the option will remain outstanding. We elected to use the simplified method to determine the expected option term, which is the average of the option’s vesting and contractual term. Our computation of expected volatility is based on the historical volatility of selected comparable publicly-traded companies over a period equal to the expected term of the option. The risk-free interest rate reflects the U.S. Treasury yield curve for a similar instrument with the same expected term in effect at the time of the grant. No stock options were granted in 2022, 2021, or 2020.

A summary of the stock options is as follows for the periods indicated (in thousands, except per share data):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance, December 28, 2019	1,618	$16.44	8.12
Exercised	(247)	12.23
Forfeited/cancelled	(117)	21.56
Balance, January 2, 2021	1,254	$16.79	7.22
Exercised	(408)	10.03
Balance, January 1, 2022	846	$20.05	6.93
Exercised	(191)	20.04
Forfeited/cancelled	(13)	18.00
Balance, December 31, 2022	642	$20.10	5.93	$13,597
Exercisable, December 31, 2022	642	$20.10	5.93	$13,597

The total intrinsic value of stock options exercised was $3.3 million, $33.1 million, and $6.7 million for 2022, 2021, and 2021, respectively. The income tax benefits related to stock options exercised were $0.8 million, $8.1 million, and $1.7 million for 2022, 2021, and 2020, respectively. The total grant date fair value of stock options vested was $1.7 million, $2.2 million, and $2.9 million for 2022, 2021, and 2020, respectively.

The following is a summary of our non-vested stock options for the periods indicated (in thousands, except per share data):

	Shares Under Outstanding Options	Weighted Average Grant Date Fair Value
Non-vested options at January 1, 2022	237	$7.48
Granted	—	—
Forfeited	(13)	7.22
Vested	(224)	7.47
Non-vested options at December 31, 2022	—	$—

10. STOCKHOLDERS’ EQUITY

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

11. COMMITMENTS AND CONTINGENCIES

Future commitments under non-cancelable agreements at December 31, 2022 were as follows (in thousands):

		Fiscal Year
	Total	2023	2024	2025	2026	2027	Thereafter
Noncancelable agreements(1)	$127,295	$54,734	$36,948	$20,593	$3,922	$2,152	$8,946
_________________________
(1)We have entered into commitments for service and maintenance agreements related to our management information systems, distribution contracts, advertising, sponsorships, and licensing agreements.
As we are unable to reasonably predict the timing of settlement of liabilities related to unrecognized tax benefits and other noncurrent tax liabilities, the table above does not include $14.6 million, net, of such liabilities that are on our consolidated balance sheet as of December 31, 2022.

We are involved in various claims and legal proceedings, some of which are covered by insurance. We believe that the existing claims and proceedings, and potential losses relating to such contingencies, will not have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

Product Recall Reserves

In January 2023, we notified the U.S. Consumer Product Safety Commission (“CPSC”) of a potential safety concern regarding the magnet-lined closures of our Hopper® M30 Soft Cooler, Hopper® M20 Soft Backpack Cooler, and SideKick Dry gear case (the “affected products”) and initiated a global stop sale of the affected products. In February 2023, we proposed a voluntary recall of the affected products to the CPSC, and other relevant global regulatory authorities, which we refer to as the “voluntary recalls” herein unless otherwise indicated. In conjunction with the stop sale, we determined that the affected products inventory held by us, our suppliers and our wholesale customers is unsalable, and notified our wholesale customers to return the affected products. We are working in cooperation with the CPSC and other relevant global regulatory authorities on the corrective action plan and hope to begin implementing the voluntary recalls in the coming weeks. Once our proposed voluntary recall plans are approved, consumers will have the ability to return the affected products for a remedy.

We establish reserves for the estimated costs of a product recall when circumstances giving rise to the recall become known and when such costs are probable and estimable. As a result of the voluntary recalls, we established a reserve for expected future returns and the estimated cost of recall remedies for consumers with affected products. Estimating the cost of recall remedies required significant judgment and is primarily based on i) expected consumer participation rates; and ii) the estimated costs of the consumer’s elected remedy in the proposed voluntary recall, including estimated cost of offered product replacements, logistics costs and other recall-related costs. We will reevaluate these assumptions each period, and the related reserves may be adjusted when factors indicate that the reserve is either not sufficient to cover or exceeds the estimated product recall expenses. The ultimate impact from the approved voluntary recalls could differ materially from these estimates. The reserve for the estimated product recall expenses of $94.8 million is included within accrued expenses and other current liabilities on our consolidated balance sheet as of December 31, 2022. In addition, we recorded an inventory reserve or write-off of $34.1 million for our unsalable inventory on-hand as of December 31, 2022.

As a result of the recognition of the product recall reserves and the inventory write-off, for the year ended December 31, 2022, we recorded a reduction to net sales for estimated future returns and recall remedies of $38.4 million; recorded costs in cost of goods sold of $58.6 million primarily related to the inventory write-off and estimated costs of future product replacement remedies and logistics costs; and recorded $31.9 million associated with estimated other recall-related costs in selling, general, and administrative expenses. The total unfavorable impact to operating income was $128.9 million.

12. INCOME TAXES

The components of income before income taxes were as follows for the periods indicated (in thousands):

	Fiscal Year Ended
	December 31, 2022	January 1, 2022	January 2, 2021
Domestic	$107,578	$262,182	$201,919
Foreign	8,599	6,228	3,282
Income before income taxes	$116,177	$268,410	$205,201

The components of income tax expense were as follows for the periods indicated (in thousands):

	Fiscal Year Ended
	December 31, 2022	January 1, 2022	January 2, 2021
Current tax expense:
U.S. federal	$43,967	$37,963	$41,884
State	11,761	11,018	10,619
Foreign	3,372	1,726	829
Total current tax expense	59,100	50,707	53,332
Deferred tax expense (benefit):
U.S. federal	(26,783)	4,770	(3,332)
State	(4,499)	540	(538)
Foreign	(1,334)	(209)	(62)
Total deferred tax expense (benefit)	(32,616)	5,101	(3,932)
Total income tax expense	$26,484	$55,808	$49,400

A reconciliation of income taxes computed at the federal statutory income tax rate of 21% to the effective income tax rate is as follows for the periods indicated (in thousands):

	Fiscal Year Ended
	December 31, 2022	January 1, 2022	January 2, 2021
Income taxes at the statutory rate	$24,397	$56,366	$43,092
Increase (decrease) resulting from:
State income taxes, net of federal tax effect	4,454	8,562	7,816
Foreign-derived intangible income	(2,878)	(3,056)	(1,046)
Research and development tax credits	(742)	(630)	(580)
Tax benefit related to stock-based compensation	(472)	(7,259)	(611)
Other	1,725	1,825	729
Income tax expense	$26,484	$55,808	$49,400

Deferred tax assets and liabilities consisted of the following for the periods indicated (in thousands):

	Fiscal Year Ended
	December 31, 2022	January 1, 2022
Deferred tax assets:
Accrued liabilities	$24,339	$7,188
Allowances and other reserves	3,510	3,350
Inventory	13,022	4,990
Stock-based compensation	5,410	4,298
Operating lease liabilities	16,817	16,201
Capitalized research and development expenditures	7,921	—
Other	4,520	3,225
Total deferred tax assets	$75,539	$39,252
Deferred tax liabilities:
Operating lease assets	$(13,828)	$(13,516)
Prepaid expenses	(1,286)	(1,602)
Property and equipment	(15,734)	(15,180)
Intangible assets	(21,346)	(18,180)
Other	(112)	(92)
Total deferred tax liabilities	(52,306)	(48,570)
Net deferred tax liabilities	$23,233	$(9,318)
Amounts included in the Consolidated Balance Sheets:
Deferred income taxes	$23,233	$1,602
Other liabilities	—	(10,920)
Net deferred income tax liabilities	$23,233	$(9,318)

We consider the undistributed earnings of our foreign subsidiaries to be indefinitely reinvested, and, accordingly, no taxes have been recognized on such earnings except for the transition tax recognized as part of the Tax Cuts and Jobs Act (“the Tax Act”) during 2017. We continue to evaluate our plans for reinvestment or repatriation of unremitted foreign earnings. If we determine that all or a portion of our foreign earnings are no longer indefinitely reinvested, we may be subject to additional foreign withholding taxes and U.S. state income taxes. We believe it is not practicable to estimate the amount of additional taxes, which may be payable upon distribution of these earnings. At December 31, 2022, we had unremitted earnings of foreign subsidiaries of $30.2 million.

The Tax Act introduced new provisions for U.S. taxation of certain global intangible low-taxed income (“GILTI”). We elected to account for the tax on GILTI as a period cost and therefore have not recorded deferred taxes related to GILTI on our foreign subsidiaries.

As of December 31, 2022, we had Texas research and development tax credit carryforwards of approximately $1.9 million, which if not utilized, will expire beginning in 2037.

The following table summarizes the activity related to our unrecognized tax benefits for the periods indicated (excluding interest and penalties) (in thousands):

	Fiscal Year Ended
	December 31, 2022	January 1, 2022
Balance, beginning of year	$11,113	$7,250
Gross increases related to current year tax positions	2,270	4,070
Gross increases related to prior year tax positions	36	—
Gross decreases related to prior year tax positions	(68)	(100)
Decreases as a result of settlements during the current period	(260)	—
Lapse of statute of limitations	(500)	(107)
Balance, end of year	$12,591	$11,113

If our positions are sustained by the relevant taxing authorities, approximately $12.6 million (excluding interest and penalties) of uncertain tax position liabilities as of December 31, 2022 would favorably impact our effective tax rate in future periods. We do not anticipate that the balance of gross unrecognized tax benefits will change significantly during the next twelve months.

We include interest and penalties related to unrecognized tax benefits in our current provision for income taxes in the accompanying consolidated statements of operations. As of December 31, 2022, we had recognized a liability of $2.0 million for interest and penalties related to unrecognized tax benefits.

We file income tax returns in the United States and various state and foreign jurisdictions. The tax years 2019 through 2022 remain open to examination in the United States, and the tax years 2016 through 2022 remain open to examination in Texas. The tax years 2018 through 2022 remain open to examination in most other state and foreign jurisdictions.

13. EARNINGS PER SHARE

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

The following table sets forth the calculation of earnings per share and weighted-average common shares outstanding at the dates indicated (in thousands, except per share data):

	Fiscal Year Ended
	December 31, 2022	January 1, 2022	January 2, 2021
Net income	$89,693	$212,602	$155,801

Weighted average common shares outstanding — basic	86,521	87,425	86,978
Effect of dilutive securities	674	1,241	869
Weighted average common shares outstanding — diluted	87,195	88,666	87,847

Earnings per share
Basic	$1.04	$2.43	$1.79
Diluted	$1.03	$2.40	$1.77

Outstanding stock-based awards representing 0.5 million, less than 0.1 million, and 0.2 million shares of common stock were excluded from the calculations of diluted earnings per share in 2022, 2021, and 2020, respectively, because the effect of their inclusion would have been antidilutive to those years.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosures. Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2022.

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

Our management has conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2022, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013) (“COSO”). Based on the results of this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2022.

Our independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited our internal control over financial reporting. Their opinion on the effectiveness of our internal control over financial reporting as of December 31, 2022 appears in Part II, Item 8 of this Form 10-K.

Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) that occurred during the fourth quarter of 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
The remaining information required by this item is incorporated by reference to our definitive Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2022.
Item 11. Executive Compensation
The information required by this item is incorporated by reference to our definitive Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2022.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated by reference to our definitive Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2022.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference to our definitive Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2022.
Item 14. Principal Accounting Fees and Services
The information required by this item is incorporated by reference to our definitive Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2022.
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

4.1
Form of Registration Rights Agreement, by and among YETI Holdings, Inc., Cortec Group Fund V, L.P. and certain holders of YETI Holdings, Inc. capital stock party thereto (filed as Exhibit 4.2 to Amendment No. 1 to the Company's Registration Statement on Form S-1 (Registration No. 333-227578) on October 15, 2018 and incorporated herein by reference)

4.2
Amendment No. 1 to Registration Rights Agreement, dated May 6, 2019, by and among YETI Holdings, Inc., Cortec Group V, L.P. and certain holders of YETI Holdings, Inc. capital stock party thereto (filed as Exhibit 10.17 to the Company's Registration Statement on Form S-1 (Registration No. 333-231240) on May 6, 2019 and incorporated herein by reference)

4.3
Amendment No. 2 to Registration Rights Agreement, dated December 11, 2019, by and among YETI Holdings, Inc., Cortec Group V, L.P. and certain holders of YETI Holdings, Inc. capital stock party thereto (filed as Exhibit 4.4 to the Company's Annual Report on Form 10-K for the year ended December 28, 2019 on February 18, 2020 and incorporated herein by reference)

4.4
Description of Capital Stock of YETI Holdings, Inc (filed as Exhibit 4.5 to the Company’s Annual Report on Form 10-K for the year ended December 28, 2019 on February 18, 2020 and incorporated herein by reference)

10.1†
Amended and Restated Employment Agreement, dated as of October 9, 2018, by and between YETI Coolers, LLC and Matthew J. Reintjes (filed as Exhibit 10.3 to Amendment No. 1 to the Company's Registration Statement on Form S-1 (Registration No. 333-227578) on October 15, 2018 and incorporated herein by reference)

10.2†
YETI Holdings, Inc. 2012 Equity and Performance Incentive Plan (Amended and Restated June 20, 2018) (filed as Exhibit 10.9 to the Company's Registration Statement on Form S-1 (Registration No. 333-227578) on September 27, 2018 and incorporated herein by reference)

10.3†
Form of Option Adjustment Letter, dated as of May 19, 2016 (filed as Exhibit 10.14 to the Company's Registration Statement on Form S-1 (Registration No. 333-227578) on September 27, 2018 and incorporated herein by reference)

10.4†
Form of Restricted Stock Unit Agreement under the YETI Holdings, Inc. 2012 Equity and Performance Incentive Plan (Amended and Restated June 20, 2018) (filed as Exhibit 10.15 to the Company's Registration Statement on Form S-1 (Registration No. 333-227578) on September 27, 2018 and incorporated herein by reference)

10.5†
YETI Coolers, LLC Senior Leadership Severance Benefits Plan (filed as Exhibit 10.16 to the Company's Registration Statement on Form S-1 (Registration No. 333-227578) on September 27, 2018 and incorporated herein by reference)

10.6†
YETI Holdings, Inc. 2018 Equity and Incentive Compensation Plan (filed as Exhibit 10.17 to the Company's Registration Statement on Form S-1 (Registration No. 333-227578) on September 27, 2018 and incorporated herein by reference)

10.7†
Form of Non-Employee Director Restricted Stock Unit Agreement under the 2018 Equity and Incentive Compensation Plan (filed as Exhibit 10.18 to the Company's Registration Statement on Form S-1 (Registration No. 333-227578) on September 27, 2018 and incorporated herein by reference)

10.8†
Form of Non-Employee Director Deferred Stock Unit Agreement under the 2018 Equity and Incentive Compensation Plan (filed as Exhibit 10.19 to the Company's Registration Statement on Form S-1 (Registration No. 333-227578) on September 27, 2018 and incorporated herein by reference)

10.9†
Form of Non qualified Stock Option Agreement under the 2018 Equity and Incentive Compensation Plan (filed as Exhibit 10.20 to Amendment No. 1 to the Company's Registration Statement on Form S-1 (Registration No. 333-227578) on October 15, 2018 and incorporated herein by reference)

10.10†
Form of Time-Based Restricted Stock Award Agreement under the YETI Holdings, Inc. 2018 Equity and Performance Incentive Plan (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 27, 2020 filed August 6, 2020 and incorporated herein by reference)

10.11†
Form of Performance-Based Restricted Stock Award Agreement under the YETI Holdings, Inc. 2018 Equity and Performance Incentive Plan (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 27, 2020 filed August 6, 2020 and incorporated herein by reference)

10.12†
YETI Holdings, Inc. Non-Employee Director Compensation Policy, as amended May 20, 2021 and November 4, 2021 (filed as Exhibit 10.12 to the Company's Annual Report on Form 10-K for the year ended January 1, 2022 on February 28, 2022 and incorporated herein by reference)

10.13†
Form of Indemnification Agreement by and between the Company and each of its directors and executive officers (filed as Exhibit 10.21 to the Company's Registration Statement on Form S-1 (Registration No. 333-227578) on September 27, 2018 and incorporated herein by reference)

10.14
Credit Agreement, dated as of May 19, 2016, by and among YETI Holdings, Inc., the lenders from time to time party thereto and Bank of America, N.A., as administrative agent (filed as Exhibit 10.22 to the Company's Registration Statement on Form S-1 (Registration No. 333-227578) on September 27, 2018 and incorporated herein by reference)

10.15
First Amendment to Credit Agreement, dated as of July 17, 2017, by and among YETI Holdings, Inc., the lenders from time to time party thereto and Bank of America, N.A., as administrative agent (filed as Exhibit 10.23 to the Company's Registration Statement on Form S-1 (Registration No. 333-227578) on September 27, 2018 and incorporated herein by reference)

10.16
Second Amendment to Credit Agreement, dated as of December 17, 2019, by and among YETI Holdings, Inc., the lenders from time to time party thereto and Bank of America, N.A., as administrative agent (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K on December 18, 2019 and incorporated herein by reference)

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

101
The following audited financial statements from YETI Holdings, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2022, formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to the Consolidated Financial Statements

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

YETI Holdings, Inc.

Dated: February 27, 2023	By:	/s/ Matthew J. Reintjes
Matthew J. Reintjes
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the dates indicated.

Dated: February 27, 2023	By:	/s/ Matthew J. Reintjes
Matthew J. Reintjes
President and Chief Executive Officer, Director (Principal Executive Officer)

Dated: February 27, 2023	By:	/s/ Michael J. McMullen
Michael J. McMullen
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)

Dated: February 27, 2023	By:	/s/ Robert K. Shearer
Robert K. Shearer
Chair and Director

Dated: February 27, 2023	By:	/s/ Tracey D. Brown
Tracey D. Brown
Director

Dated: February 27, 2023	By:	/s/ Alison Dean
Alison Dean
Director

Dated: February 27, 2023	By:	/s/ Frank D. Gibeau
Frank D. Gibeau
Director

Dated: February 27, 2023	By:	/s/ Mary Lou Kelley
Mary Lou Kelley
Director

Dated: February 27, 2023	By:	/s/ Dustan E. McCoy
Dustan E. McCoy
Director