Form 10-Q
period 2023-04-01
YETI Holdings, Inc.
filed 2023-05-11
CIK 1670592

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________________________
FORM 10-Q
____________________________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 01, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
There were 86,649,127 shares of Common Stock ($0.01 par value) outstanding as of May 4, 2023.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical or current fact included in this Quarterly Report on Form 10-Q are forward-looking statements. Forward-looking statements include statements containing words such as “anticipate,” “assume,” “believe,” “can,” “have,” “contemplate,” “continue,” “could,” “design,” “due,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “likely,” “may,” “might,” “objective,” “plan,” “predict,” “project,” “potential,” “seek,” “should,” “target,” “will,” “would,” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operational performance or other events. For example, all statements made relating to our future expectations relating to our voluntary recalls, expected market environment, estimated and projected costs, expenditures, and growth rates, plans and objectives for future operations, growth, or initiatives, or strategies are forward-looking statements. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that are expected and, therefore, you should not unduly rely on such statements. The risks and uncertainties that could cause actual results to differ materially from those expressed or implied by these forward-looking statements include but are not limited to the risks and uncertainties listed below under “Risk Factors Summary” and further described under the heading “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q, as such risk factors may be amended, supplemented or superseded from time to time by other reports we file with the United States Securities and Exchange Commission.

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

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements.
YETI HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except per share data)

	April 1, 2023	December 31, 2022
ASSETS
Current assets
Cash	$167,841	$234,741
Accounts receivable, net	95,582	79,446
Inventory	347,002	371,412
Prepaid expenses and other current assets	44,461	33,321
Total current assets	654,886	718,920
Property and equipment, net	124,843	124,587
Operating lease right-of-use assets	54,421	55,406
Goodwill	54,293	54,293
Intangible assets, net	100,813	99,429
Other assets	17,259	24,130
Total assets	$1,006,515	$1,076,765

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$101,703	$140,818
Accrued expenses and other current liabilities	177,058	211,399
Taxes payable	6,778	15,289
Accrued payroll and related costs	8,531	4,847
Current operating lease liabilities	11,293	12,076
Current maturities of long-term debt	24,436	24,611
Total current liabilities	329,799	409,040
Long-term debt, net of current portion	65,719	71,741
Operating lease liabilities, non-current	54,219	55,649
Other liabilities	14,217	13,858
Total liabilities	463,954	550,288

Commitments and contingencies (Note 9)

Stockholders’ Equity
Common stock, par value $0.01; 600,000 shares authorized; 88,316 and 86,639 shares issued and outstanding at April 1, 2023, respectively, and 88,108 and 86,431 shares issued and outstanding at December 31, 2022, respectively	883	881
Treasury stock, at cost; 1,677 shares	(100,025)	(100,025)
Preferred stock, par value $0.01; 30,000 shares authorized; no shares issued or outstanding	—	—
Additional paid-in capital	363,205	357,490
Retained earnings	279,115	268,551
Accumulated other comprehensive income	(617)	(420)
Total stockholders’ equity	542,561	526,477
Total liabilities and stockholders’ equity	$1,006,515	$1,076,765
See Notes to Unaudited Condensed Consolidated Financial Statements

YETI HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended
	April 1, 2023	April 2, 2022
Net sales	$302,796	$293,628
Cost of goods sold	140,926	138,768
Gross profit	161,870	154,860
Selling, general, and administrative expenses	146,772	121,570
Operating income	15,098	33,290
Interest expense	(594)	(766)
Other income	6	902
Income before income taxes	14,510	33,426
Income tax expense	(3,946)	(7,767)
Net income	$10,564	$25,659

Net income per share
Basic	$0.12	$0.29
Diluted	$0.12	$0.29

Weighted-average common shares outstanding
Basic	86,529	87,368
Diluted	87,086	88,223
See Notes to Unaudited Condensed Consolidated Financial Statements

YETI HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(in thousands)

	Three Months Ended
	April 1, 2023	April 2, 2022
Net income	$10,564	$25,659
Other comprehensive loss
Foreign currency translation adjustments	(197)	(564)
Total comprehensive income	$10,367	$25,095
See Notes to Unaudited Condensed Consolidated Financial Statements

YETI HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(In thousands)

	Three Months Ended April 1, 2023
	Common Stock		Additional Paid-In Capital		Treasury Stock			Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount			Shares		Amount
Balance, December 31, 2022	88,108	$881	$357,490		(1,677)		(100,025)	$268,551	$(420)	$526,477
Stock-based compensation	—	—	6,775		—		—	—	—	6,775
Common stock issued under employee benefit plans	252	2	677		—		—	—	—	679
Common stock withheld related to net share settlement of stock-based compensation	(44)	—	(1,737)		—		—	—	—	(1,737)
Other comprehensive loss	—	—	—		—		—	—	(197)	(197)
Net income	—	—	—		—		—	10,564	—	10,564
Balance, April 1, 2023	88,316	$883	$363,205	$—	$(1,677)	$—	$(100,025)	$279,115	$(617)	$542,561

	Three Months Ended April 2, 2022
	Common Stock		Additional Paid-In Capital		Treasury Stock			Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount			Shares		Amount
Balance, January 1, 2022	87,727	$877	$337,735		—		—	$178,858	$353	$517,823
Stock-based compensation	—	—	4,754		—		—	—	—	4,754
Common stock issued under employee benefit plans	128	1	(1)		—		—	—	—	—
Common stock withheld related to net share settlement of stock-based compensation	(19)	—	(1,280)		—		—	—	—	(1,280)
Repurchase of common stock	—	—	—		(1,677)		(100,025)	—	—	(100,025)
Other comprehensive loss	—	—	—		—		—	—	(564)	(564)
Net income	—	—	—		—		—	25,659	—	25,659
Balance, April 2, 2022	87,836	$878	$341,208		$(1,677)		$(100,025)	$204,517	$(211)	$446,367

See Notes to Unaudited Condensed Consolidated Financial Statements

YETI HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended
	April 1, 2023	April 2, 2022
Cash Flows from Operating Activities:
Net income	$10,564	$25,659
Adjustments to reconcile net income to cash used in operating activities:
Depreciation and amortization	11,402	8,650
Amortization of deferred financing fees	138	158
Stock-based compensation	6,775	4,754
Deferred income taxes	6,832	5,069
Other	(303)	(1,607)
Changes in operating assets and liabilities:
Accounts receivable	(16,114)	27,403
Inventory	23,988	(94,342)
Other current assets	(10,930)	(9,593)
Accounts payable and accrued expenses	(69,655)	(57,064)
Taxes payable	(8,512)	2,979
Other	(873)	(622)
Net cash used in operating activities	(46,688)	(88,556)
Cash Flows from Investing Activities:
Purchases of property and equipment	(10,082)	(12,669)
Additions of intangibles, net	(3,165)	(3,436)
Net cash used in investing activities	(13,247)	(16,105)
Cash Flows from Financing Activities:
Repayments of long-term debt	(5,625)	(5,625)
Taxes paid in connection with employee stock transactions	(1,737)	(1,280)
Proceeds from employee stock transactions	679	—
Finance lease principal payment	(710)	(698)
Repurchase of common stock	—	(100,025)
Net cash used in financing activities	(7,393)	(107,628)
Effect of exchange rate changes on cash	428	430
Net decrease in cash	(66,900)	(211,859)
Cash, beginning of period	234,741	312,189
Cash, end of period	$167,841	$100,330
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

Basis of Presentation and Principles of Consolidation

The unaudited condensed consolidated financial statements and the accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, our financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary for a fair statement of our results of operations for the interim periods. Intercompany balances and transactions are eliminated in consolidation. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to applicable rules and regulations of the SEC. The consolidated balance sheet as of December 31, 2022 is derived from the audited financial statements included in our Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2022, which should be read in conjunction with these unaudited consolidated financial statements and notes thereto.

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

Fiscal Year End

We have a 52- or 53-week fiscal year that ends on the Saturday closest in proximity to December 31, such that each quarterly period will be 13 weeks in length, except during a 53-week year when the fourth quarter will be 14 weeks. Our fiscal year ending December 30, 2023 (“2023”) is a 52-week period. The first quarter of our fiscal year 2023 ended on April 1, 2023, the second quarter ends on July 1, 2023, and the third quarter ends on September 30, 2023. Our fiscal year ended December 31, 2022 (“2022”) was a 52-week period. Unless otherwise stated, references to particular years, quarters, months and periods refer to our fiscal years and the associated quarters, months, and periods of those fiscal years. The unaudited condensed consolidated financial results presented herein represent the three months ended April 1, 2023 and April 2, 2022.

Accounts Receivable

Accounts receivable are carried at original invoice amount less estimated credit losses. Upon initial recognition of a receivable, we estimate credit losses over the contractual term of the receivable and establish an allowance for credit losses based on historical experience, current available information, and expectations of future economic conditions. We mitigate credit loss risk from accounts receivable by assessing customers for credit worthiness, including ongoing credit evaluations and their payment trends. Credit risk is limited due to ongoing monitoring, high geographic customer distribution, and low concentration of risk. As the risk of loss is determined to be similar based on the credit risk factors, we aggregate receivables on a collective basis when assessing credit losses. Accounts receivable are uncollateralized customer obligations due under normal trade terms typically requiring payment within 30 to 90 days of sale. Receivables are written off when deemed uncollectible. Recoveries of trade receivables previously written off are recorded to income when received. Our allowance for credit losses was $0.5 million as of April 1, 2023 and $0.7 million as of December 31, 2022, respectively.

Inventory

Inventories are comprised primarily of finished goods and are carried at the lower of cost (weighted-average cost method) or market (net realizable value). At April 1, 2023 and December 31, 2022, inventory reserves were $25.3 million and $37.3 million, respectively, which primarily consists of reserves related to our voluntary recalls.

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

Our financial instruments consist principally of cash, accounts receivable, accounts payable, and bank indebtedness. The carrying amount of cash, accounts receivable, and accounts payable, approximates fair value due to the short-term maturity of these instruments. The carrying amount of our long-term bank indebtedness approximates fair value based on Level 2 inputs since our senior secured credit facility (“Credit Facility”) carries a variable interest rate that is based on the Secured Overnight Financing Rate (“SOFR”).

Supplier Finance Program Obligations

We have a supplier finance program (“SFP”) with a financial institution which provides certain suppliers the option, at their sole discretion, to participate in the program and sell their receivables due from us for early payment. Participating eligible suppliers negotiate the terms directly with the financial institution and we have no involvement in establishing those terms nor are we a party to these agreements. Our payments associated with the invoices from the suppliers participating in the SFP are made to the financial institution according to the original invoice. The outstanding payment obligations under the SFP program recorded within accounts payable in our condensed consolidated balance sheets at April 1, 2023 and December 31, 2022 were $39.5 million and $70.7 million, respectively.

Recently Adopted Accounting Pronouncements

In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The ASU is intended to ease the potential accounting and financial reporting burden of reference rate reform, including the expected market transition from the London Interbank Offering Rate (“LIBOR”) and other interbank offered rates to alternative reference rates. The guidance provides optional expedients and scope exceptions for transactions if certain criteria are met. These transactions include contract modifications, hedge accounting, and the sale or transfer of debt securities classified as held-to-maturity. We adopted this ASU in the first quarter of 2023. Adoption of this new standard did not have a material impact on our consolidated financial statements.

In September 2022, the FASB issued ASU 2022-04, Liabilities-Supplier Finance Programs (Topic 405-50) - Disclosure of Supplier Finance Program Obligations, which requires disclosures intended to enhance the transparency of supplier finance programs. The ASU requires buyers in a supplier finance program to disclose sufficient information about the program to allow a user of financial statements to understand the program’s nature, activity during the period, changes from period to period, and potential magnitude. The ASU is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, except for the amendment on rollforward information, which is effective for fiscal years beginning after December 15, 2023. We adopted provisions of this ASU in the first quarter of 2023, with the exception of the amendment on rollforward information, which will be adopted in the first quarter of 2024. Adoption of the new standard did not have a material impact on our consolidated financial statements.

Recent Accounting Guidance Not Yet Adopted

No other new accounting pronouncements issued or effective as of April 1, 2023 have had, or are expected to have, a material impact on our consolidated financial statements.

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

The following table provides information about accounts receivable and contract liabilities at the periods indicated (in thousands):

	April 1, 2023	December 31, 2022
Accounts receivable, net	$95,582	$79,446
Contract liabilities	$(7,279)	$(7,702)
For the three months ended April 1, 2023, we recognized $7.7 million of revenue that was previously included in the contract liability balance at the beginning of the period.

Disaggregation of Revenue

The following table disaggregates our net sales by channel, product category, and geography (based on end-consumer location) for the periods indicated (in thousands):

	Three Months Ended
	April 1, 2023	April 2, 2022
Net Sales by Channel
Wholesale	$135,829	$137,666
Direct-to-consumer	166,967	155,962
Total net sales	$302,796	$293,628

Net Sales by Category
Coolers & Equipment	$104,354	$102,958
Drinkware	190,287	183,998
Other	8,155	6,672
Total net sales	$302,796	$293,628

Net Sales by Geographic Region
United States	$252,986	$256,253
International	49,810	37,375
Total net sales	$302,796	$293,628
For the three months ended April 1, 2023, no single customer represented over 10% of gross sales. For the three months ended  April 2, 2022, our largest single customer represented approximately 11% of gross sales.

3. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets include the following (in thousands):

	April 1, 2023	December 31, 2022
Prepaid expenses	$29,765	$18,149
Prepaid taxes	10,868	10,222
Other	3,828	4,950
Total prepaid expenses and other current assets	$44,461	$33,321
4. LONG-TERM DEBT

Our Credit Facility provides for a $150.0 million Revolving Credit Facility maturing on December 17, 2024 and a $300.0 million Term Loan A maturing on December 17, 2024 (the “Term Loan A”).

In March 2023, we amended the Credit Facility (the “Credit Facility Amendment”). The Credit Facility Amendment leaves the material terms of the Credit Facility substantially unchanged, with the exception of certain changes to implement the replacement of LIBOR with SOFR.

5. INCOME TAXES

Income tax expense was $3.9 million and $7.8 million for the three months ended April 1, 2023 and April 2, 2022, respectively. The decrease in income tax expense was due to lower income before income taxes. The effective tax rate for the three months ended April 1, 2023 was 27%, compared to 23% for the three months ended April 2, 2022. The higher effective tax rate was primarily due to an unfavorable tax impact related to stock compensation in the three months ended April 1, 2023.

Deferred tax assets were $16.4 million as of April 1, 2023 and $23.2 million as of December 31, 2022, which is presented in other assets on our unaudited condensed consolidated balance sheet.

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

For the three months ended April 1, 2023 and April 2, 2022, we recognized non-cash stock-based compensation expense of $6.8 million and $4.8 million, respectively. At April 1, 2023, total unrecognized non-cash stock-based compensation expense of $73.7 million for all stock-based compensation plans is expected to be recognized over a weighted-average period of 2.5 years.

Stock-based activity for the three months ended April 1, 2023 is summarized below (in thousands, except per share data):

	Stock Options		Performance-Based Restricted Stock Awards and Units(1)		Restricted Stock Units, Restricted Stock Awards, and Deferred Stock Units
	Number of Options	Weighted Average Exercise Price	Number of PBRSs and PRSUs	Weighted Average Grant Date Fair Value	Number of RSUs, RSAs, and DSUs	Weighted Average Grant Date Fair Value
Balance, December 31, 2022	642	$20.10	233	$53.63	812	$51.28
Granted	—	—	279	38.59	891	38.21
Exercised/released	(22)	30.30	(98)	32.84	(132)	56.73
Forfeited/expired	—	—	—	—	(29)	53.90
Balance, April 1, 2023	620	$19.74	414	$48.41	1,542	$43.22

7. EARNINGS PER SHARE
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
The following table sets forth the calculation of earnings per share and weighted-average common shares outstanding at the dates indicated (in thousands, except per share data):

	Three Months Ended
	April 1, 2023	April 2, 2022
Net income	$10,564	$25,659

Weighted-average common shares outstanding—basic	86,529	87,368
Effect of dilutive securities	557	855
Weighted-average common shares outstanding—diluted	87,086	88,223

Earnings per share
Basic	$0.12	$0.29
Diluted	$0.12	$0.29
Effects of potentially dilutive securities are presented only in periods in which they are dilutive. For the three months ended April 1, 2023 and April 2, 2022, outstanding stock-based awards representing 0.3 million and less than 0.1 million shares of common stock, respectively, were excluded from the calculation of diluted earnings per share, because their effect would be anti-dilutive.
8. STOCKHOLDERS’ EQUITY

On February 27, 2022, the Board of Directors authorized a common stock repurchase program of up to $100.0 million. During the three months ended April 2, 2022, we repurchased 1,676,551 shares for an aggregate purchase price of $100.0 million, including fees and commissions, at an average repurchase price of $59.66 per share. Following the repurchases, no shares remained available under the program. All of the common stock repurchased is held as treasury stock.
9. COMMITMENTS AND CONTINGENCIES

Claims and Legal Proceedings

We are involved in various claims and legal proceedings, some of which are covered by insurance. We believe that our existing claims and proceedings, and the potential losses relating to such contingencies, will not have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

Product Recall Reserves

In January 2023, we notified the U.S. Consumer Product Safety Commission (“CPSC”) of a potential safety concern regarding the magnet-lined closures of our Hopper® M30 Soft Cooler, Hopper® M20 Soft Backpack Cooler, and SideKick Dry gear case (the “affected products”) and initiated a global stop sale of the affected products. In February 2023, we proposed a voluntary recall of the affected products to the CPSC, and other relevant global regulatory authorities. Accordingly, we established a reserve for expected future returns and the estimated cost of recall remedies for consumers with affected products on our consolidated balance sheet as of December 31, 2022.

In March 2023, we announced separate, voluntary recalls of the affected products in collaboration with the CPSC. The reserve for the estimated product recall expenses of $86.1 million and $94.8 million is included within accrued expenses and other current liabilities on our consolidated balance sheets as of April 1, 2023 and December 31, 2022, respectively. Estimating the cost of recall remedies required significant judgment and is primarily based on i) expected consumer participation rates; and ii) the estimated costs of the consumer’s elected remedy in the voluntary recalls, including estimated cost of offered product replacements, logistics costs and other recall-related costs. We will reevaluate these assumptions each period, and the related reserves may be adjusted when factors indicate that the reserve is either not sufficient to cover or exceeds the estimated product recall expenses.

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

Product Introductions and Updates

During the first quarter of 2023, we expanded our cargo offerings with the launch of the new LoadOut® GoBox™ in three sizes, introduced the new stackable Rambler Lowball, built new customization capabilities for our Yonder bottles, and introduced new seasonal colorways.

Product Recall Update

In January 2023, we notified the Consumer Products Safety Commission (“CPSC”) of a potential safety concern regarding the magnet-lined closures of our Hopper® M30 Soft Cooler, Hopper® M20 Soft Backpack Cooler, and SideKick Dry gear case (the “affected products”) and initiated a global stop sale of the affected products. In February 2023, we proposed a voluntary recall of the affected products to the CPSC and other relevant global regulatory authorities. Accordingly, we established reserves for unsalable inventory on-hand, as well as expected future returns and the estimated cost of recall remedies for consumers with affected products as of December 31, 2022.

In March 2023, we announced separate, voluntary recalls of the affected products in collaboration with the CPSC. We have developed solutions to address the potential safety concern of the affected products and intend to resume the sale of the redesigned products in the fourth quarter of 2023. However, there are a number of factors that could impact our ability to resume sales at that time and our estimate of the date for sales of the redesigned products to resume may change.

Macroeconomic Conditions

We continue to experience challenges associated with the complex and uncertain macroeconomic environment in which we operate. Consistent across many industries, we have experienced, and expect to continue to experience, inflationary pressures and supply chain challenges, including port congestion, container and labor shortages, which have resulted in longer transit times, higher distribution, logistics, and product input costs. As a result, we experienced decreased profitability and delayed product availability for certain products in 2022. In the second half of 2022, however, we began to experience lower inbound freight rates. This resulted in a slight improvement to our gross margin during the first quarter of 2023 compared to the prior period. We expect to see improvements in our gross margin for the remainder of 2023 as we continue to experience lower inbound freight rates.

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

Gross profit. Gross profit reflects net sales less cost of goods sold, which primarily includes the purchase cost of our products from our third-party contract manufacturers, inbound freight and duties, product quality testing and inspection costs, depreciation expense of our molds, tooling, and equipment, and the cost of customizing products. We calculate gross margin as gross profit divided by net sales. Our DTC channel generally generates higher gross margin than our wholesale channel due to differentiated pricing between these channels.

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

Fiscal Year. We have a 52- or 53-week fiscal year that ends on the Saturday closest in proximity to December 31, such that each quarterly period will be 13 weeks in length, except during a 53-week year when the fourth quarter will be 14 weeks. Our fiscal year ending December 30, 2023 (“2023”) is a 52-week period. The first quarter of our fiscal year 2023 ended on April 1, 2023, the second quarter ends on July 1, 2023, and the third quarter ends on September 30, 2023. Our fiscal year ended December 31, 2022 (“2022”) was a 52-week period. Unless otherwise stated, references to particular years, quarters, months and periods refer to our fiscal years and the associated quarters, months, and periods of those fiscal years. The unaudited condensed consolidated financial results presented herein represent the three months ended April 1, 2023 and April 2, 2022.

Results of Operations

The discussion below should be read in conjunction with the following table and our unaudited condensed consolidated financial statements, and related notes. The following table sets forth selected statement of operations data, and their corresponding percentage of net sales, for the periods indicated (dollars in thousands):

	Three Months Ended
	April 1, 2023		April 2, 2022
Statement of Operations
Net sales	$302,796	100%	$293,628	100%
Cost of goods sold	140,926	47%	138,768	47%
Gross profit	161,870	53%	154,860	53%
Selling, general, and administrative expenses	146,772	48%	121,570	41%
Operating income	15,098	5%	33,290	11%
Interest expense	(594)	—%	(766)	—%
Other income	6	—%	902	—%
Income before income taxes	14,510	5%	33,426	11%
Income tax expense	(3,946)	1%	(7,767)	3%
Net income	$10,564	3%	$25,659	9%

Comparison of the Three Months Ended April 1, 2023 and April 2, 2022

	Three Months Ended
	April 1, 2023	April 2, 2022	Change
(dollars in thousands)			$	%
Net sales	$302,796	$293,628	$9,168	3%
Gross profit	$161,870	$154,860	$7,010	5%
Gross margin (Gross profit as a % of net sales)	53.5%	52.7%	80 basis points
Selling, general, and administrative expenses	$146,772	$121,570	$25,202	21%
SG&A as a % of net sales	48.5%	41.4%	710 basis points

Net Sales

Net sales increased $9.2 million, or 3%, to $302.8 million for the three months ended April 1, 2023, compared to $293.6 million for the three months ended April 2, 2022. Our results were impacted by the stop sale of certain soft coolers included in the voluntary recalls initiated during the first quarter of 2023. The increase in net sales was mainly driven by volume growth in our DTC channel.

DTC channel net sales increased $11.0 million, or 7%, to $167.0 million, compared to $156.0 million in the prior year quarter, due to growth in both Coolers & Equipment and Drinkware. DTC channel mix was 55% in the first quarter of 2023 compared to 53% in the first quarter of 2022. Net sales in our wholesale channel decreased $1.8 million, or 1%, to $135.8 million, compared to $137.7 million in the same period last year, primarily driven by a decline in Coolers & Equipment category, partially offset by Drinkware growth.

Net sales in our two primary product categories were as follows:

•Drinkware net sales increased by $6.3 million, or 3%, to $190.3 million, compared to $184.0 million in the prior year quarter, reflecting strong demand for Rambler bottles, as well as introductions of our new Yonder bottles and Rambler straw lid mugs; and
•Coolers & Equipment net sales increased by $1.4 million, or 1%, to $104.4 million, compared to $103.0 million in the same period last year. The strong performance in cargo, and bags, and in our soft coolers not impacted by the voluntary recalls, was partially offset by a decline in hard coolers and outdoor living products.

Gross Profit

Gross profit increased $7.0 million, or 5%, to $161.9 million, compared to $154.9 million in the prior year quarter. Gross margin rate increased 80 basis points to 53.5% from 52.7% in the prior year quarter. The components of the change in gross margin rate were as follows:

•lower inbound freight, mainly driven by the favorable impact of a prior year out-of-period adjustment as well as lower rates, which favorably impacted gross margin by 220 basis points;
•the favorable impact of inventory reserve adjustments associated with the product recalls, which positively impacted gross margin by 40 basis points; which were partially offset by
•higher product costs, which unfavorably impacted gross margin by 100 basis points;
•foreign currency exchange rates, which unfavorably impacted gross margin by 50 basis points; and
•other impacts, which unfavorably impacted gross margin by 30 basis points.

Selling, General, and Administrative Expenses

SG&A expenses increased $25.2 million, or 21%, to $146.8 million for the three months ended April 1, 2023, compared to $121.6 million for the three months ended April 2, 2022. As a percentage of net sales, SG&A expenses increased approximately 710 basis points to 48.5% for the three months ended April 1, 2023 from 41.4% for the three months ended April 2, 2022, which was partly driven by deleverage due to the impact of the stop sale on our net sales growth, as discussed above. The increase in SG&A expenses was primarily driven by:

•an increase in variable expenses of $7.4 million (increasing SG&A as a percent of net sales by 210 basis points) comprised of:
–higher distribution costs including outbound freight rates, online marketplace fees, third-party logistics fees, and credit card processing fees; and
•an increase in non-variable expenses of $17.8 million (increasing SG&A as a percent of net sales by 500 basis points) comprised of:
–an increase in employee costs, including organizational realignment costs, warehousing costs, marketing expenses, depreciation and amortization expense, and facility costs, partially offset by lower information technology expenses.

Non-Operating Expenses

Interest expense was $0.6 million for the three months ended April 1, 2023, compared to $0.8 million for the three months ended April 2, 2022. This decrease was primarily driven by higher interest income.

Income tax expense was $3.9 million for the three months ended April 1, 2023, compared to $7.8 million for the three months ended April 2, 2022. The decrease in income tax expense was due to lower income before income taxes. The effective tax rate for the three months ended April 1, 2023 was 27%, compared to 23% for the three months ended April 2, 2022. The higher effective tax rate was primarily due to an unfavorable tax impact related to stock-based compensation in the three months ended April 1, 2023.
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

Current Liquidity

As of April 1, 2023, we had a cash balance of $167.8 million and $157.2 million of working capital (excluding cash), and $150.0 million of borrowings available under the Revolving Credit Facility (as defined below).

Credit Facility

We are party to a senior secured credit agreement (the “Credit Facility”) that provides for a $150.0 million Revolving Credit Facility maturing on December 17, 2024 (the “Revolving Credit Facility”) and a $300.0 million Term Loan A maturing on December 17, 2024 (the “Term Loan A”). In March 2023, we amended the Credit Facility (the “Credit Facility Amendment”). The Credit Facility Amendment leaves the material terms of the Credit Facility substantially unchanged, with the exception of certain changes to implement the replacement of London Interbank Offered Rate (“LIBOR”) with the Secured Overnight Financing Rate (“SOFR”) as the reference rate therein.

At April 1, 2023, we had $84.4 million principal amount of indebtedness outstanding under Term Loan A under the Credit Facility and no outstanding borrowings under the Revolving Credit Facility. The weighted average interest rate for borrowings under Term Loan A was 6.19% during the three months ended April 1, 2023.

The Credit Facility requires us to comply with certain covenants, including financial covenants regarding our total net leverage ratio and interest coverage ratio. Fluctuations in these ratios may increase our interest expense. Failure to comply with these covenants and certain other provisions of the Credit Facility, or the occurrence of a change of control, could result in an event of default and an acceleration of our obligations under the Credit Facility or other indebtedness that we may incur in the future. At April 1, 2023, we were in compliance with all covenants and expect to remain in compliance with all covenants under the Credit Facility.

Share Repurchase

On February 27, 2022, the Board of Directors authorized a common stock repurchase program of up to $100.0 million. During the three months ended April 2, 2022, we repurchased 1,676,551 shares for an aggregate purchase price of $100.0 million, including fees and commissions, at an average repurchase price of $59.66 per share. Following the repurchases, no shares remained available under the program. All of the common stock repurchased is held as treasury stock.

Material Cash Requirements

There have been no material changes in our material cash requirements for contractual and other obligations, including capital expenditures, as disclosed under “Material Cash Requirements” included in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the U.S. Securities and Exchange Commission (“SEC”).

Cash Flows from Operating, Investing, and Financing Activities

The following table summarizes our cash flows from operating, investing and financing activities for the periods indicated (in thousands):

	Three Months Ended
	April 1, 2023	April 2, 2022
Cash flows used in:
Operating activities	$(46,688)	$(88,556)
Investing activities	(13,247)	(16,105)
Financing activities	(7,393)	(107,628)
Operating Activities

Cash flows related to operating activities are dependent on net income, non-cash adjustments to net income, and changes in working capital. The decrease in cash used in operating activities during the three months ended April 1, 2023 compared to cash used by operating activities during the three months ended April 2, 2022 is primarily due to a decrease in net cash used for working capital and a decrease in net income, adjusted for non-cash items, for the periods compared. The decrease in cash used for working capital was primarily due to a decrease in inventory, partially offset by an increase in accounts receivable and decrease accounts payable and accrued expenses.
Investing Activities
The decrease in cash used in investing activities during the three months ended April 1, 2023 was primarily related to lower purchases for production molds, tooling and equipment, and leasehold improvements.

Financing Activities

The decrease in cash used by financing activities during the three months ended April 1, 2023 was primarily driven by repurchases of common stock in the prior year period.
Critical Accounting Policies and Estimates
Our unaudited condensed consolidated financial statements are prepared in accordance with GAAP. The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ materially from those estimates. A discussion of the accounting policies that management considers critical in that they involve significant management judgments and assumptions, require estimates about matters that are inherently uncertain and because they are important for understanding and evaluating our reported financial results is included in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC. There have been no significant changes to our critical accounting policies.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to our market risk exposures or management of market risk from those disclosed in Quantitative and Qualitative Disclosures About Market Risk included under Item 7A in our Annual Report on Form 10-K for the year ended December 31, 2022.
Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding disclosures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of April 1, 2023.

Changes in Internal Control over Financial Reporting

During the quarter ended April 1, 2023, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION
Recent Accounting Pronouncements

For a description of recently issued and adopted accounting pronouncements, including the respective dates of adoption and expected effects on our results of operations and financial condition, see “Recently Adopted Accounting Pronouncements” in Note 1 of the Unaudited Condensed Consolidated Financial Statements.
Item 1. Legal Proceedings

We are involved in various claims and legal proceedings, some of which are covered by insurance. We believe that our existing claims and proceedings, and the probability of losses relating to such contingencies, will not have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

Item 1A. Risk Factors

The risks and uncertainties discussed below update and supersede the risks and uncertainties previously disclosed in Part I, Item
1A of our Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the SEC on February 27, 2023.
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

The YETI name and premium brand image are integral to the growth of our business, as well as to the implementation of our strategies for expanding our business. Our success depends on the value and reputation of our brand, which is rooted in passion for the outdoors. To sustain long-term growth, we must continue to successfully promote our products to consumers who align with the values of our brand, as well as to individuals who simply value products of uncompromising quality and design. Our ability to execute our marketing and growth strategy depends on many factors, such as the quality, design, performance, functionality, and durability of our products, the image of our e-commerce platform and retail partner floor spaces, our communication activities, including advertising, social media, and public relations, and our management of the customer experience, including direct interfaces through customer service. Maintaining, promoting, and positioning our brand are important to expanding our customer base and will depend largely on the success of our marketing and merchandising efforts and our ability to provide consistent, high-quality customer experiences.

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

We depend on a limited number of third-party contract manufacturers for the sourcing of our products. For hard coolers, soft coolers, Drinkware, bags, and outdoor living and pet products our two largest manufacturers comprised approximately 79%, 89%, 65%, 74%, and 94%, respectively, of our production volume during the three months ended April 1, 2023. For cargo, one manufacturer accounted for all of the production during the three months ended April 1, 2023. As a result of this concentration in our supply chain, our business and operations would be negatively affected if any of our key manufacturers were to experience significant disruption affecting the price, quality, availability, or timely delivery of products. Our manufacturers could also be acquired by our competitors and may become our direct competitors, thus limiting or eliminating our access to manufacturing capacity. The partial or complete loss of our key manufacturers, or a significant adverse change in our relationship with any of these manufacturers, could result in lost sales, added costs, and distribution delays that could harm our business and customer relationships.

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

Increasing demand, supply constraints, inflation, and other market conditions have resulted in increasing shortages and higher costs for the production of some of our products, leading us to implement a price increase for certain of our products effective in 2022. Our ability to maintain prices or effectively implement price increases, including our price increases in 2022, may be affected by several factors, including pricing pressure due to intense competition in the retail industry, effectiveness of our marketing programs, the continuing growth of our brand, general economic conditions, and changes in consumer demand. During challenging economic times, consumers may be less willing or able to pay a price premium for our branded products and may shift purchases to lower-priced or other value offerings, making it more difficult for us to maintain prices and/or effectively implement price increases. In addition, our retail partners and distributors may pressure us to rescind price increases we have announced or already implemented, whether through a change in list price or increased promotional activity. If we cannot maintain prices or effectively implement price increases for our products, or must increase promotional activity, our margins may be adversely affected. Furthermore, price increases generally result in volume losses, as consumers purchase fewer units. If such losses are greater than expected or if we lose distribution due to a price increase, our business, financial condition and results of operations may be materially and adversely affected.

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

A significant portion of our sales are to national, regional, and independent retail partners. If these retail partners cease to promote or carry our current products or choose not to promote or carry new products that we develop, our brand as well as our results of operations and financial condition could be harmed.

We sell a significant amount of our products through national, regional, and independent retail partners. Twelve percent of our gross sales were made to independent retail partners for both 2021 and 2022, respectively. For both 2021 and 2022, one national retail partner accounted for approximately 10% and 11% of our gross sales, respectively. Because we are a premium brand, our sales depend, in part, on retail partners effectively displaying our products, including providing attractive space and point of purchase displays in their stores, and training their sales personnel to sell our products. If our retail partners reduce or terminate those activities, we may experience reduced sales of our products, resulting in lower gross margins, which would harm our results of operations. Our relationships with these retail partners are important to the authenticity of our brand and the marketing programs we continue to deploy. Our failure to maintain these relationships with our retail partners or financial difficulties experienced by these retail partners could harm our business.

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

We have and may continue to expand our existing DTC channel by opening new retail stores. We currently operate fourteen retail stores across nine states. Our ability to open new retail stores in a timely manner and operate them profitably depends on a number of factors, many of which are beyond our control, including:

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

In January 2023, we notified the CPSC of a potential safety concern regarding the magnet-lined closures of our Hopper® M30 Soft Cooler, Hopper® M20 Soft Backpack Cooler, and SideKick Dry gear case (the “affected products”) and initiated a global stop sale of the affected products. In February 2023, we proposed a voluntary recall of the affected products to the CPSC and other relevant global regulatory authorities. In March 2023, we announced separate, voluntary recalls of the affected products in collaboration with the CPSC. The global stop sale of the affected products and voluntary recalls will subject us to substantial costs, including, but not limited to, product recall remedies, legal and advisory fees, and recall-related logistics costs. These actions may also result in adverse publicity, harm our brand and divert management’s attention and resources from our operations. Actual costs related to the global stop sale and voluntary recalls of the affected products may vary from our estimates, which are primarily based on expected consumer participation rates and the estimated costs of the consumer’s elected remedy in the proposed voluntary recall and may have further negative effects on our business. Any of these events or claims could harm our reputation, business, financial condition and results of operations. If we are unable to develop a product solution for the potential safety concern regarding the affected products, we may not be able to sell the redesigned products for a significant period of time, if ever, and may face substantial costs associated with the development of such features and implementation of the recalls.

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

Our business is vulnerable to damage or interruption from earthquakes, fires, floods, power losses, telecommunications failures, terrorist attacks, acts of war, riots, public health crises, human errors, criminal acts, and similar events. For example, a significant natural disaster, such as an earthquake, fire, or flood, could harm our business, results of operations, and financial condition, and our insurance coverage may be insufficient to compensate us for losses that may occur. Our corporate offices, one of our distribution centers, and one of our data center facilities are located in Texas, a state that frequently experiences floods and storms, and our third-party contract manufacturers ship most of our products to our distribution centers in Memphis, Tennessee, and Salt Lake City, Utah, which are susceptible to floods, earthquakes and wildfires. In addition, the facilities of our suppliers and where our manufacturers produce our products are located in parts of Asia that frequently experience typhoons and earthquakes. Acts of terrorism and public health crises could also cause disruptions in our or our suppliers’, manufacturers’, and logistics providers’ businesses or the economy as a whole. For example, the COVID-19 pandemic contributed significantly to global supply chain issues, with restrictions and limitations on related activities causing disruption and delay. These disruptions and delays strained certain domestic and international supply chains, which affected the flow or availability of certain of our products. We may not have sufficient protection or recovery plans in some circumstances, such as natural disasters affecting Texas or other locations where we have operations or store significant inventory. Our servers are also vulnerable to computer viruses, criminal acts, denial-of-service attacks, ransomware, and similar disruptions from unauthorized tampering with our computer systems, which could lead to interruptions, delays, or loss of critical data. As we rely heavily on our information technology and communications systems and the Internet to conduct our business and provide high-quality customer service, these disruptions could harm our ability to run our business and either directly or indirectly disrupt our suppliers’ or manufacturers’ businesses, which could harm our business, results of operations, and financial condition. Any such disruptions to our third-party contract manufacturers could have similar effect.
Our results of operations are subject to seasonal and quarterly variations, which could cause the price of our common stock to decline.
We believe that our sales include a seasonal component. Historically, we have experienced our net sales to be highest in our second and fourth quarters, with the first quarter generating the lowest sales. However, we expect the stop sale of the products related to the voluntary recalls to impact our traditional seasonal patterns in 2023, with net sales to be highest in the fourth quarter. We expect that this seasonality will continue to be a factor in our results of operations and sales.

Our annual and quarterly results of operations may also fluctuate significantly as a result of a variety of other factors, including, among other things, the timing of the introduction of and advertising for our new products and those of our competitors and changes in our product mix. Our results are also expected to be impacted by the voluntary recalls of certain of our products and timing and our ability to provide a remedy with respect to the affected products. Variations in weather conditions may also harm our quarterly results of operations. In addition, we may not be able to adjust our spending in a timely manner to compensate for any unexpected shortfall in our sales. As a result of these seasonal and quarterly fluctuations, we believe that comparisons of our results of operations between different quarters within a single fiscal year, or across different fiscal years, are not necessarily meaningful and that these comparisons cannot be relied upon as indicators of our future performance. In the event that any seasonal or quarterly fluctuations in our net sales and results of operations result in our failure to meet our forecasts or the forecasts of the research analysts that may cover us in the future, the market price of our common stock could fluctuate or decline.

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
Our products are discretionary items for customers. Therefore, the success of our business depends significantly on economic factors and trends in consumer spending. There are a number of factors that influence consumer spending, including actual and perceived economic conditions, consumer confidence, disposable consumer income, consumer credit availability, unemployment, and tax rates in the markets where we sell our products. Consumers also have discretion as to where to spend their disposable income and may choose to purchase other items or services if we do not continue to provide authentic, compelling, and high-quality products at appropriate price points. As global economic conditions continue to be volatile and economic uncertainty remains, trends in consumer discretionary spending also remain unpredictable and subject to declines. Any of these factors could harm discretionary consumer spending, resulting in a reduction in demand for our premium products, decreased prices, and harm to our business and results of operations. Moreover, consumer purchases of discretionary items, such as our products, tend to decline during recessionary periods when disposable income is lower or during other periods of economic instability or uncertainty, which may slow our growth more than we anticipate. For example, increased oil costs caused by the ongoing conflict in Ukraine, inflationary conditions resulting in rising prices, including the prices of our products, and increased interest rates could lead to declines in discretionary spending by consumers, resulting in a reduction in demand for our products, and in turn may materially adversely impact our sales, profitability, and financial condition. Adverse economic conditions in markets in which we sell our products particularly in the United States, may materially harm our sales, profitability, and financial condition.

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

We depend on our information technology systems, as well as those of third parties, to design and develop new products, process financial and accounting information, manage inventory and our supply chain, operate our website, host and manage our services, support our remote-working employees, store data, process transactions, respond to user inquiries, and conduct and manage various other operational activities. Any of these information systems could fail or experience a service interruption for a number of reasons, including our or a third party’s failure to successfully manage significant increases in user volume, computer viruses, ransomware, programming errors, security breaches, hacking or other unlawful activities, disasters, system failures, or a third party’s failure to properly maintain system redundancy or protect, repair, maintain or upgrade our or their systems. Any material disruption or slowdown of our systems or those of third parties that we depend upon could cause information, including data related to orders, to be lost or delayed, which could result in delays in the delivery of products to retailers and customers or lost sales, which could reduce demand for our products, harm our brand and reputation, and cause our sales to decline. These events could also subject us to lawsuits, as further described under “We collect, store, process, and use personal and payment information and other customer data, which subjects us to regulation and other legal obligations related to privacy, information security, and data protection.”

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

As of April 1, 2023, we had $84.4 million principal amount of indebtedness outstanding under the Credit Facility (as defined in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” of this Report). The Credit Facility is jointly and severally guaranteed by certain of our wholly-owned material subsidiaries, including YETI Coolers, LLC, which we refer to as YETI Coolers, and YETI Custom Drinkware LLC, which we refer to as YCD, and any of our future subsidiaries that become guarantors, together, which we refer to as the Guarantors, and is also secured by a first-priority lien on substantially all of our assets and the assets of the Guarantors, in each case subject to certain customary exceptions. We may, from time to time, incur additional indebtedness under the Credit Facility.

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

In addition, member states of the Organization for Economic Co-Operation and Development are continuing discussions surrounding fundamental changes to the taxing rights of governments and allocation of profits among tax jurisdictions in which companies do business, including proposed rules on the implementation of a 15% global minimum tax rate. Although it is uncertain if some or all of these proposals will be enacted, a significant change in U.S. tax law, or that of other countries where we operate or have a presence, may materially and adversely impact our income tax liability, provision for income taxes and effective tax rate. We regularly assess all of these matters to determine the adequacy of our income tax provision, which is subject to significant judgment.

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

Item 6. Exhibits.

Exhibit Number	Exhibit

3.1	Amended and Restated Certificate of Incorporation of YETI Holdings, Inc. (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K on October 26, 2018 and incorporated herein by reference)

3.2	Amended and Restated Bylaws of YETI Holdings, Inc. (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K on October 26, 2018 and incorporated herein by reference)

10.1*	Third Amendment to Credit Agreement, dated as of March 31, 2023, by and among YETI Holdings, Inc., the lenders from time to time party thereto and Bank of America, N.A., as administrative agent.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Interim Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer and Interim Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*
The following unaudited financial statements from YETI Holdings, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 1, 2023, formatted in Inline eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Equity, (v) Consolidated Statements of Cash Flows, and (v) Notes to the Unaudited Condensed Consolidated Financial Statements

104*	Cover Page Interactive Data File (embedded within the Exhibit 101 Inline XBRL document)

* Filed herewith.
** Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

YETI Holdings, Inc.

Dated: May 11, 2023	By:	/s/ Matthew J. Reintjes
Matthew J. Reintjes
President and Chief Executive Officer, Director (Principal Executive Officer)

Dated: May 11, 2023	By:	/s/ Michael J. McMullen
Michael J. McMullen
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)