Form 10-Q
period 2023-07-01
YETI Holdings, Inc.
filed 2023-08-10
CIK 1670592

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________________________
FORM 10-Q
____________________________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 01, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
There were 86,736,466 shares of Common Stock ($0.01 par value) outstanding as of August 3, 2023.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical or current fact included in this Quarterly Report on Form 10-Q are forward-looking statements. Forward-looking statements include statements containing words such as “anticipate,” “assume,” “believe,” “can,” “have,” “contemplate,” “continue,” “could,” “design,” “due,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “likely,” “may,” “might,” “objective,” “plan,” “predict,” “project,” “potential,” “seek,” “should,” “target,” “will,” “would,” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operational performance or other events. For example, all statements made relating to our future expectations relating to our voluntary recalls, expected market or macroeconomic environment, estimated and projected costs, expenditures, and growth rates, plans and objectives for future operations, growth, or initiatives, or strategies are forward-looking statements. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that are expected and, therefore, you should not unduly rely on such statements. The risks and uncertainties that could cause actual results to differ materially from those expressed or implied by these forward-looking statements include but are not limited to the risks and uncertainties listed below under “Risk Factors Summary” and further described under the heading “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q, as such risk factors may be amended, supplemented or superseded from time to time by other reports we file with the United States Securities and Exchange Commission.

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
•If we fail to appropriately address emerging environmental, social and governance matters, or if we fail, or are perceived to fail, to meet our goals regarding environmental, social and governance matters, our reputation and our business could be harmed.
•Climate change, and related legislative and regulatory responses to climate change, may adversely impact our business.
•A significant portion of our sales are to national, regional, and independent retail partners, and if they cease to carry our current products or choose not to promote or carry new products that we develop, our brand as well as our results of operations and financial condition could be harmed.
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

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements.
YETI HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except per share data)

	July 1, 2023	December 31, 2022
ASSETS
Current assets
Cash	$223,136	$234,741
Accounts receivable, net	131,599	79,446
Inventory	321,955	371,412
Prepaid expenses and other current assets	45,234	33,321
Total current assets	721,924	718,920
Property and equipment, net	131,809	124,587
Operating lease right-of-use assets	57,659	55,406
Goodwill	54,293	54,293
Intangible assets, net	110,929	99,429
Other assets	8,825	24,130
Total assets	$1,085,439	$1,076,765

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$143,435	$140,818
Accrued expenses and other current liabilities	162,170	211,399
Taxes payable	6,199	15,289
Accrued payroll and related costs	15,170	4,847
Current operating lease liabilities	11,775	12,076
Current maturities of long-term debt	6,167	24,611
Total current liabilities	344,916	409,040
Long-term debt, net of current portion	81,106	71,741
Operating lease liabilities, non-current	57,269	55,649
Other liabilities	14,942	13,858
Total liabilities	498,233	550,288

Commitments and contingencies (Note 10)

Stockholders’ Equity
Common stock, par value $0.01; 600,000 shares authorized; 88,407 and 86,730 shares issued and outstanding at July 1, 2023, respectively, and 88,108 and 86,431 shares issued and outstanding at December 31, 2022, respectively	884	881
Treasury stock, at cost; 1,677 shares	(100,025)	(100,025)
Preferred stock, par value $0.01; 30,000 shares authorized; no shares issued or outstanding	—	—
Additional paid-in capital	371,348	357,490
Retained earnings	317,186	268,551
Accumulated other comprehensive income	(2,187)	(420)
Total stockholders’ equity	587,206	526,477
Total liabilities and stockholders’ equity	$1,085,439	$1,076,765
See Notes to Unaudited Condensed Consolidated Financial Statements

YETI HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Net sales	$402,563	$420,042	$705,359	$713,670
Cost of goods sold	187,725	200,943	328,651	339,711
Gross profit	214,838	219,099	376,708	373,959
Selling, general, and administrative expenses	164,507	150,753	311,279	272,323
Operating income	50,331	68,346	65,429	101,636
Interest expense, net	(731)	(960)	(1,325)	(1,726)
Other income (expense)	1,244	(5,823)	1,250	(4,921)
Income before income taxes	50,844	61,563	65,354	94,989
Income tax expense	(12,773)	(15,311)	(16,719)	(23,078)
Net income	$38,071	$46,252	$48,635	$71,911

Net income per share
Basic	$0.44	$0.54	$0.56	$0.83
Diluted	$0.44	$0.53	$0.56	$0.82

Weighted-average common shares outstanding
Basic	86,677	86,165	86,603	86,766
Diluted	87,196	86,860	87,141	87,542
See Notes to Unaudited Condensed Consolidated Financial Statements

YETI HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(in thousands)

	Three Months Ended		Six Months Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Net income	$38,071	$46,252	$48,635	$71,911
Other comprehensive (loss) income
Foreign currency translation adjustments	(1,570)	1,775	(1,767)	1,211
Total comprehensive income	$36,501	$48,027	$46,868	$73,122
See Notes to Unaudited Condensed Consolidated Financial Statements

YETI HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(In thousands)

	Three Months Ended July 1, 2023
	Common Stock		Additional Paid-In Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance, April 1, 2023	88,316	$883	$363,205	(1,677)	$(100,025)	$279,115	$(617)	$542,561
Stock-based compensation	—	—	7,338	—	—	—	—	7,338
Common stock issued under employee benefit plans	94	1	893	—	—	—	—	894
Common stock withheld related to net share settlement of stock-based compensation	(3)	—	(88)	—	—	—	—	(88)
Other comprehensive income	—	—	—	—	—	—	(1,570)	(1,570)
Net income	—	—	—	—	—	38,071	—	38,071
Balance, July 1, 2023	88,407	$884	$371,348	(1,677)	$(100,025)	$317,186	$(2,187)	$587,206

	Three Months Ended July 2, 2022
	Common Stock		Additional Paid-In Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance, April 2, 2022	87,836	$878	$341,208	(1,677)	$(100,025)	$204,517	$(211)	$446,367
Stock-based compensation	—	—	5,467	—	—	—	—	5,467
Common stock issued under employee benefit plans	15	—	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—	—	1,775	1,775
Net income	—	—	—	—	—	46,252	—	46,252
Balance, July 2, 2022	87,851	$878	$346,675	(1,677)	$(100,025)	$250,769	$1,564	$499,861
See Notes to Unaudited Condensed Consolidated Financial Statements

YETI HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(In thousands)

	Six Months Ended July 1, 2023
	Common Stock		Additional Paid-In Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance, December 31, 2022	88,108	$881	$357,490	(1,677)	(100,025)	$268,551	$(420)	$526,477
Stock-based compensation	—	—	14,113	—	—	—	—	14,113
Common stock issued under employee benefit plans	346	3	1,570	—	—	—	—	1,573
Common stock withheld related to net share settlement of stock-based compensation	(47)	—	(1,825)	—	—	—	—	(1,825)
Other comprehensive loss	—	—	—	—	—	—	(1,767)	(1,767)
Net income	—	—	—	—	—	48,635	—	48,635
Balance, July 1, 2023	88,407	$884	$371,348	(1,677)	$(100,025)	$317,186	$(2,187)	$587,206

	Six Months Ended July 2, 2022
	Common Stock		Additional Paid-In Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance, January 1, 2022	87,727	$877	$337,735	—	—	$178,858	$353	$517,823
Stock-based compensation	—	—	10,221	—	—	—	—	10,221
Common stock issued under employee benefit plans	143	1	(1)	—	—	—	—	—
Common stock withheld related to net share settlement of stock-based compensation	(19)	—	(1,280)	—	—	—	—	(1,280)
Repurchase of common stock	—	—	—	(1,677)	(100,025)	—	—	(100,025)
Other comprehensive loss	—	—	—	—	—	—	1,211	1,211
Net income	—	—	—	—	—	71,911	—	71,911
Balance, July 2, 2022	87,851	$878	$346,675	(1,677)	$(100,025)	$250,769	$1,564	$499,861

See Notes to Unaudited Condensed Consolidated Financial Statements

YETI HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended
	July 1, 2023	July 2, 2022
Cash Flows from Operating Activities:
Net income	$48,635	$71,911
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	23,197	18,489
Amortization of deferred financing fees	276	310
Stock-based compensation	14,113	10,221
Deferred income taxes	15,309	344
Loss on modification and extinguishment of debt	330	—
Product recalls	8,538	—
Other	(2,792)	3,723
Changes in operating assets and liabilities:
Accounts receivable	(51,941)	15,542
Inventory	48,830	(174,289)
Other current assets	(11,468)	(10,260)
Accounts payable and accrued expenses	(54,109)	(13,100)
Taxes payable	(9,112)	2,544
Other	(1,025)	1
Net cash provided by (used in) operating activities	28,781	(74,564)
Cash Flows from Investing Activities:
Purchases of property and equipment	(25,068)	(26,022)
Additions of intangibles, net	(6,849)	(5,803)
Net cash used in investing activities	(31,917)	(31,825)
Cash Flows from Financing Activities:
Repayments of long-term debt	(5,625)	(11,250)
Payments of deferred financing fees	(2,824)	—
Taxes paid in connection with employee stock transactions	(1,825)	(1,280)
Proceeds from employee stock transactions	1,573	—
Finance lease principal payment	(1,236)	(1,212)
Repurchase of common stock	—	(100,025)
Net cash used in financing activities	(9,937)	(113,767)
Effect of exchange rate changes on cash	1,468	(39)
Net decrease in cash	(11,605)	(220,195)
Cash, beginning of period	234,741	312,189
Cash, end of period	$223,136	$91,994
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

The terms “we,” “us,” “our,” “YETI,” and “the Company” as used herein and unless otherwise stated or indicated by context, refer to YETI Holdings, Inc. and its subsidiaries.

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

Fiscal Year End

We have a 52- or 53-week fiscal year that ends on the Saturday closest in proximity to December 31, such that each quarterly period will be 13 weeks in length, except during a 53-week year when the fourth quarter will be 14 weeks. Our fiscal year ending December 30, 2023 (“2023”) is a 52-week period. The first quarter of our fiscal year 2023 ended on April 1, 2023, the second quarter ended on July 1, 2023, and the third quarter ends on September 30, 2023. Our fiscal year ended December 31, 2022 (“2022”) was a 52-week period. Unless otherwise stated, references to particular years, quarters, months and periods refer to our fiscal years and the associated quarters, months, and periods of those fiscal years. The unaudited condensed consolidated financial results presented herein represent the three and six months ended July 1, 2023 and July 2, 2022.

Accounts Receivable

Accounts receivable are carried at original invoice amount less estimated credit losses. Upon initial recognition of a receivable, we estimate credit losses over the contractual term of the receivable and establish an allowance for credit losses based on historical experience, current available information, and expectations of future economic conditions. We mitigate credit loss risk from accounts receivable by assessing customers for credit worthiness, including ongoing credit evaluations and their payment trends. Credit risk is limited due to ongoing monitoring, high geographic customer distribution, and low concentration of risk. As the risk of loss is determined to be similar based on the credit risk factors, we aggregate receivables on a collective basis when assessing credit losses. Accounts receivable are uncollateralized customer obligations due under normal trade terms typically requiring payment within 30 to 90 days of sale. Receivables are written off when deemed uncollectible. Recoveries of trade receivables previously written off are recorded to income when received. Our allowance for credit losses was $0.4 million as of July 1, 2023 and $0.7 million as of December 31, 2022, respectively.

Inventory

Inventories are comprised primarily of finished goods and are carried at the lower of cost (weighted-average cost method) or market (net realizable value). At July 1, 2023 and December 31, 2022, inventory reserves were $2.7 million and $37.3 million, respectively. The balance at December 31, 2022 primarily consisted of reserves related to unsalable inventory on-hand in connection with our voluntary recalls. The decrease in the inventory reserve is primarily related to the physical scrapping of the unsalable inventory. See Note 10 for further discussion of our voluntary recalls.

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

Supplier Finance Program Obligations

We have a supplier finance program (“SFP”) with a financial institution which provides certain suppliers the option, at their sole discretion, to participate in the program and sell their receivables due from us for early payment. Participating eligible suppliers negotiate the terms directly with the financial institution and we have no involvement in establishing those terms nor are we a party to these agreements. Our payments associated with the invoices from the suppliers participating in the SFP are made to the financial institution according to the original invoice. The outstanding payment obligations under the SFP program recorded within accounts payable in our condensed consolidated balance sheets at July 1, 2023 and December 31, 2022 were $73.3 million and $70.7 million, respectively.

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

Recent Accounting Guidance Not Yet Adopted

No other new accounting pronouncements issued or effective as of July 1, 2023 have had, or are expected to have, a material impact on our consolidated financial statements.

2. REVENUE

Contract Balances

Accounts receivable represent an unconditional right to receive consideration from a customer and are recorded at net invoiced amounts, less an estimated allowance for doubtful accounts.

Contract liabilities are recorded when the customer pays consideration before the transfer of a good to the customer and thus represent our obligation to transfer the good to the customer at a future date. Our contract liabilities include advance cash deposits received from customers for certain customized product orders and unredeemed gift card liabilities. As products are shipped and control transfers, we recognize contract liabilities as revenue.

During the second quarter of 2023, we began issuing gift cards as remedies in connection with our voluntary recalls. We recognize sales from gift cards as they are redeemed for products. As of July 1, 2023, $9.6 million of our contract liabilities represented unredeemed gift card liabilities. See Note 10 for further discussion of our recalls.

The following table provides information about accounts receivable and contract liabilities at the periods indicated (in thousands):

	July 1, 2023	December 31, 2022
Accounts receivable, net	$131,599	$79,446
Contract liabilities	$(18,274)	$(7,702)
For the six months ended July 1, 2023, we recognized $7.7 million of revenue that was previously included in the contract liability balance at the beginning of the period.

Disaggregation of Revenue

The following table disaggregates our net sales by channel, product category, and geography (based on end-consumer location) for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	July 1, 2023(1)	July 2, 2022	July 1, 2023(1)	July 2, 2022
Net Sales by Channel
Wholesale	$176,175	$195,195	$312,004	$332,861
Direct-to-consumer	226,388	224,847	393,355	380,809
Total net sales	$402,563	$420,042	$705,359	$713,670

Net Sales by Category
Coolers & Equipment	$156,610	$193,415	$260,964	$296,373
Drinkware	233,417	216,070	423,704	400,068
Other	12,536	10,557	20,691	17,229
Total net sales	$402,563	$420,042	$705,359	$713,670

Net Sales by Geographic Region
United States	$345,888	$371,918	$598,874	$628,171
International	56,675	48,124	106,485	85,499
Total net sales	$402,563	$420,042	$705,359	$713,670
_________________________
(1)Includes an unfavorable impact from the recall reserve adjustment. See Note 10 for further discussion of our recalls.

For the three and six months ended July 1, 2023, our largest single customer represented approximately 12% and 10% of gross sales, respectively. For both the three and six months ended July 2, 2022, our largest single customer represented approximately 12% of gross sales.

3. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets include the following (in thousands):

	July 1, 2023	December 31, 2022
Prepaid expenses	$24,568	$18,149
Prepaid taxes	16,779	10,222
Other	3,887	4,950
Total prepaid expenses and other current assets	$45,234	$33,321

4. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consisted of the following at the dates indicated (in thousands):

	July 1, 2023	December 31, 2022
Product recall reserves(1)	$42,939	$94,807
Accrued freight and other operating expenses	29,973	56,354
Contract liabilities	18,274	7,702
Customer discounts, allowances, and returns	9,649	9,948
Advertising and marketing	20,007	11,547
Warranty reserve	9,614	9,996
Interest payable	174	941
Accrued capital expenditures	1,994	895
Other	29,546	19,209
Total accrued expenses and other current liabilities	$162,170	$211,399
_________________________
(1)See Note 10 for further discussion of our product recall reserves.
5. LONG-TERM DEBT
Long-term debt consisted of the following at the dates indicated (in thousands):

	July 1, 2023	December 31, 2022
Term Loan A, due 2028	$84,375	$90,000
Finance lease debt	6,072	7,309
Total debt	90,447	97,309
Current maturities of long-term debt	(4,219)	(22,500)
Current maturities of finance lease debt	(1,948)	(2,111)
Total long-term debt	84,280	72,698
Unamortized deferred financing fees	(3,174)	(957)
Total long-term debt, net	$81,106	$71,741

At July 1, 2023, the future maturities of principal amounts of our debt obligations, excluding finance lease obligations, for the next five years and in total consisted of the following (in thousands):

Amount
2023	2,109
2024	4,219
2025	4,219
2026	4,219
2027	4,219
2028	65,390
Total	$84,375

Credit Facility

On March 31, 2023, we amended the Credit Facility, leaving the material terms of the Credit Facility substantially unchanged, with the exception of certain changes to implement the replacement of LIBOR with SOFR.

On June 22, 2023, we further amended the Credit Facility, which extended the maturity date of both the term loan (the “Term Loan A”) and the revolving credit facility (the “Revolving Credit Facility”) from December 17, 2024 to June 22, 2028; refinanced and replaced the existing Term Loan A in full with a new $84.4 million Term Loan A; and increased the commitments under the Revolving Credit Facility from $150.0 million to $300.0 million. As a result of the amendment, we recognized a $0.3 million loss on modification and extinguishment of debt and we capitalized $2.8 million of new lender and third-party fees in the second quarter of 2023.

Pursuant to the agreement governing the Credit Facility (the “Credit Agreement”), we are required to make quarterly principal payments equal to 1.25% of the then-outstanding aggregate principal amount of the Term Loan A. As amended, the scheduled quarterly principal payments begin on September 30, 2023 and are due each December 31, March 31, June 30 and September 30 thereafter, with the remaining principal balance due on the maturity date. Borrowings under the Term Loan A and the Revolving Credit Facility bear interest at Term SOFR or the Alternate Base Rate (each as defined in the Credit Agreement) plus an applicable rate ranging from 1.75% to 2.50% for Term SOFR-based loans and from 0.75% to 1.50% for Alternate Base Rate-based loans, depending upon our total Net Leverage Ratio (as defined in the Credit Agreement).
6. INCOME TAXES

Income tax expense was $12.8 million and $15.3 million for the three months ended July 1, 2023 and July 2, 2022, respectively. The decrease in income tax expense was due to lower income before income taxes. The effective tax rate was 25% for each of the three months ended July 1, 2023 and July 2, 2022.

Income tax expense was $16.7 million and $23.1 million for the six months ended July 1, 2023 and July 2, 2022, respectively. The decrease in income tax expense was due to lower income before income taxes. The effective tax rate for the six months ended July 1, 2023 was 26%, compared to 24% for the six months ended July 2, 2022. The higher effective tax rate was primarily due to an unfavorable tax impact related to stock-based compensation in the six months ended July 1, 2023.

Deferred tax assets were $7.9 million as of July 1, 2023 and $23.2 million as of December 31, 2022, which is presented in other assets on our unaudited condensed consolidated balance sheet.

For interim periods, our income tax expense and resulting effective tax rate are based upon an estimated annual effective tax rate adjusted for the effects of items required to be treated as discrete to the period, including changes in tax laws, changes in estimated exposures for uncertain tax positions, and other items.
7. STOCK-BASED COMPENSATION

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

We recognized non-cash stock-based compensation expense of $7.3 million and $5.5 million for the three months ended July 1, 2023 and July 2, 2022, respectively. For the six months ended July 1, 2023 and July 2, 2022, we recognized stock-based compensation expense of $14.1 million and $10.2 million, respectively. At July 1, 2023, total unrecognized stock-based compensation expense of $64.7 million for all stock-based compensation plans is expected to be recognized over a weighted-average period of 2.3 years.

Stock-based activity for the six months ended July 1, 2023 is summarized below (in thousands, except per share data):

	Stock Options		Performance-Based Restricted Stock Awards and Units		Restricted Stock Units, Restricted Stock Awards, and Deferred Stock Units
	Number of Options	Weighted Average Exercise Price	Number of PBRSs and PRSUs	Weighted Average Grant Date Fair Value	Number of RSUs, RSAs, and DSUs	Weighted Average Grant Date Fair Value
Balance, December 31, 2022	642	$20.10	233	$53.63	812	$51.28
Granted	—	—	279	38.59	938	38.85
Exercised/released	(64)	24.41	(99)	32.84	(183)	53.91
Forfeited/expired	—	—	(16)	64.98	(81)	49.79
Balance, July 1, 2023	578	$19.62	397	$47.79	1,486	$43.19

8. EARNINGS PER SHARE
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
The following table sets forth the calculation of earnings per share and weighted-average common shares outstanding at the dates indicated (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Net income	$38,071	$46,252	$48,635	$71,911

Weighted-average common shares outstanding—basic	86,677	86,165	86,603	86,766
Effect of dilutive securities	519	695	538	776
Weighted-average common shares outstanding—diluted	87,196	86,860	87,141	87,542

Earnings per share
Basic	$0.44	$0.54	$0.56	$0.83
Diluted	$0.44	$0.53	$0.56	$0.82
Effects of potentially dilutive securities are presented only in periods in which they are dilutive. For the three and six months ended July 1, 2023, outstanding stock-based awards representing 0.2 million and 0.3 million shares of common stock, respectively, were excluded from the calculation of diluted earnings per share, because their effect would be anti-dilutive. For the three and six months ended July 2, 2022, outstanding stock-based awards representing 0.5 million and 0.3 million shares of common stock, respectively, were excluded from the calculation of diluted earnings per share, because their effect would be anti-dilutive.
9. STOCKHOLDERS’ EQUITY

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

In March 2023, we announced separate, voluntary recalls of the affected products in collaboration with the CPSC. During the second quarter of 2023, we began processing claims and returns, and based on such experience and observed trends, we reevaluated our prior assumptions and adjusted our estimated product recall reserve. These trends included higher than anticipated elections by consumers to receive gift cards in lieu of product replacement remedies, variations in individual product participation rates, and lower logistics costs than previously estimated. As a result, we updated our prior recall reserve assumptions, which increased the estimated recall expense reserve by $8.5 million. However, the overall consumer recall participation rate has remained consistent with our expectations.

The product recalls, which includes the recall reserve adjustment and other incurred costs, had the following effect on our income before income taxes (in thousands):

	Three Months Ended	Six Months Ended
	July 1, 2023	July 1, 2023
Decrease to net sales(1)	$(24,490)	$(24,506)
Decrease to cost of goods sold(2)	5,052	6,305
Decrease to gross profit	(19,438)	(18,201)
Decrease to selling, general and administrative expenses(3)	10,716	10,549
Decrease to income before income taxes	$(8,722)	$(7,652)
_________________________
(1)Primarily reflects the unfavorable impact of the recall reserve adjustment related to higher estimated future recall remedies (i.e., estimated gift card elections). Of the total net sales impact, $8.1 million and $16.4 million was allocated to our DTC and wholesale channels, respectively, for the three and six months ended July 1, 2023. These amounts were allocated based on the historical channel sell-in basis of the affected products.
(2)Primarily reflects the favorable impact of the recall reserve adjustment related to lower estimated costs of future product replacement remedy elections and logistics costs for the three and six months ended July 1, 2023. The six months ended July 1, 2023 also includes a $1.3 million favorable impact related to an inventory reserve adjustment.
(3)Primarily reflects the favorable impact of the recall reserve adjustment related to lower estimated other recall-related costs, including logistics costs.

The reserve for the estimated product recall expenses is included within accrued expenses and other current liabilities on our consolidated balance sheets. Estimating the cost of recall remedies required significant judgment and is primarily based on i) expected consumer participation rates; and ii) the estimated costs of the consumer’s elected remedy in the recalls, including either the estimated cost of offered product replacements or the elections to receive gift cards, logistics costs, and other recall-related costs. We will reevaluate these assumptions each period, and the related reserves may be adjusted when factors indicate that the reserve is either not sufficient to cover or exceeds the estimated product recall expenses.

The following table summarizes the activity of the reserve for the estimated product recall expenses (in thousands):

July 1, 2023
Balance, January 1, 2023	$94,807
Actual product refunds, replacements and recall-related costs	(38,246)
Gift card issuances(1)	(22,137)
Reserve adjustment	8,515
Balance, July 1, 2023	42,939
_________________________
(1)For the three and six months ended July 1, 2023, we recognized net sales of $12.5 million from redeemed recall-related gift cards. As of July 1, 2023, we had $9.6 million in unredeemed recall-related gift card liabilities, which are included in contract liabilities within accrued expenses and other current liabilities on our consolidated balance sheet.

The ultimate impact from the recalls may differ materially from our estimates, and may harm our business, financial condition, and results of operations. See Part I, Item 1A “Risk Factors - Risks Related to Our Business, Operations and Industry.”

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The terms “we,” “us,” “our,” “YETI,” and “the Company” as used herein, and unless otherwise stated or indicated by context, refer to YETI Holdings, Inc. and its subsidiaries.
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

We distribute our products through a balanced omni-channel platform, consisting of our wholesale and direct-to-consumer (“DTC”) channels. In our wholesale channel, we sell our products through select national and regional accounts and an assemblage of independent retail partners throughout the United States, Canada, Australia, New Zealand, Europe, and Japan, among others. We carefully evaluate and select retail partners that have an image and approach that are consistent with our premium brand and pricing. Our domestic national and regional specialty retailers include Dick’s Sporting Goods, REI, Academy Sports + Outdoors, Bass Pro Shops, Ace Hardware, and Scheels. We sell our products in our DTC channel to customers on YETI.com, country and region specific YETI websites, and YETI Authorized on the Amazon Marketplace, as well as in our retail stores. Additionally, we offer customized products with licensed trademarks and original artwork through our corporate sales program and at YETI.com. Our corporate sales program offers customized products to corporate customers for a wide-range of events and activities, and in certain instances may also offer products to re-sell.

Product Introductions and Updates

During the first quarter of 2023, we expanded our cargo offerings with the launch of the new LoadOut® GoBox™ in three sizes, introduced the new stackable Rambler Lowball, built new customization capabilities for our Yonder™ bottles, and introduced new seasonal colorways.

During the second quarter of 2023, we expanded our drinkware offerings with the launch of the new Rambler beverage bucket, introduced new color-matched straw lid Rambler bottles and our first ever cast iron skillet, and continued to expand our seasonal colorways.

Credit Facility Amendment

On June 22, 2023, we amended our senior secured credit agreement (the “Credit Facility”) to, among other matters, extend its maturity to June 22, 2028 and increase the commitments under the Revolving Credit Facility from $150.0 million to $300.0 million. For additional information on the Credit Facility, see “Liquidity and Capital Resources - Credit Facility” below.

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

In March 2023, we announced separate, voluntary recalls of the affected products in collaboration with the CPSC. During the second quarter of 2023, we began processing recall returns and claims and based on such experience and trends, we reevaluated our assumptions and adjusted our estimated recall expense reserve. These trends included higher than anticipated elections to receive gift cards in lieu of product replacement remedies, variations in individual product participation rates, and lower logistics costs than previously estimated. As a result, we updated our prior recall reserve assumptions, which increased the estimated recall expense reserve by $8.5 million. However, the overall consumer recall participation rate has remained consistent with our expectations.

During the first half of 2023, we recorded the following impacts as a result of the recall reserve adjustments and other incurred costs:
•a reduction to net sales for higher estimated future recall remedies (i.e., estimated future gift card elections) of $24.5 million for the three and six months ended July 1, 2023, of which $8.1 million and $16.4 million was allocated to our DTC and wholesale channels, respectively. These amounts were allocated based on the historical channel sell-in basis of the affected products;
•a benefit in cost of goods sold of $5.1 million and $5.0 million primarily related to lower estimated costs of future product replacement remedy elections and logistics costs for the three and six months ended July 1, 2023, respectively, and a $1.3 million favorable impact from an inventory reserve adjustment for the six months ended July 1, 2023; and
•a benefit of $10.7 million and $10.5 million associated with lower estimated other recall-related costs including logistics costs in selling, general, and administrative expenses for the three and six months ended July 1, 2023, respectively.

The ultimate impact from the recalls may differ materially from our estimates, and may harm our business, financial condition and results of operations. See Part I, Item 1A “Risk Factors - Risks Related to Our Business, Operations and Industry.”

In addition, our sales have also been materially adversely impacted by the stop sale of the affected products. We have developed solutions to address the potential safety concern of the affected products and intend to re-introduce and sell the redesigned products in the fourth quarter of 2023. However, there are a number of factors that could impact our ability to resume sales at that time and our estimate of the date for sales of the redesigned products to resume may change.

Macroeconomic Conditions

During 2021 and 2022, we experienced challenges associated with the complex and uncertain macroeconomic environment in which we operate. Consistent across many industries, we experienced inflationary pressures and supply chain challenges, including port congestion, container and labor shortages, which resulted in longer transit times, higher distribution, logistics, and product input costs. As a result, we experienced decreased profitability and delayed product availability for certain products in 2022. However, in the second half of 2022, these inflationary pressures and supply chain challenges began returning to pre-pandemic levels, and we began to experience lower inbound freight rates. This resulted in an improvement to our gross margin during the first half of 2023 compared to the prior year period. We expect to see improvements in our gross margin for the remainder of 2023 due to these improvements in the macroeconomic environment.

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

A worsening of these macroeconomic trends may adversely impact our business, operations, and financial results in the future. We will continue to monitor and, if necessary, mitigate the effects of the macroeconomic environment on our business.

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

Fiscal Year. We have a 52- or 53-week fiscal year that ends on the Saturday closest in proximity to December 31, such that each quarterly period will be 13 weeks in length, except during a 53-week year when the fourth quarter will be 14 weeks. Our fiscal year ending December 30, 2023 (“2023”) is a 52-week period. The first quarter of our fiscal year 2023 ended on April 1, 2023, the second quarter ended on July 1, 2023, and the third quarter ends on September 30, 2023. Our fiscal year ended December 31, 2022 (“2022”) was a 52-week period. Unless otherwise stated, references to particular years, quarters, months and periods refer to our fiscal years and the associated quarters, months, and periods of those fiscal years. The unaudited condensed consolidated financial results presented herein represent the three and six months ended July 1, 2023 and July 2, 2022.
Results of Operations

The discussion below should be read in conjunction with the following table and our unaudited condensed consolidated financial statements, and related notes. The following table sets forth selected statement of operations data, and their corresponding percentage of net sales, for the periods indicated (dollars in thousands):

	Three Months Ended				Six Months Ended
	July 1, 2023		July 2, 2022		July 1, 2023		July 2, 2022
Statement of Operations
Net sales	$402,563	100%	$420,042	100%	$705,359	100%	$713,670	100%
Cost of goods sold	187,725	47%	200,943	48%	328,651	47%	339,711	48%
Gross profit	214,838	53%	219,099	52%	376,708	53%	373,959	52%
Selling, general, and administrative expenses	164,507	41%	150,753	36%	311,279	44%	272,323	38%
Operating income	50,331	13%	68,346	16%	65,429	9%	101,636	14%
Interest expense	(731)	—%	(960)	—%	(1,325)	—%	(1,726)	—%
Other income (expense)	1,244	—%	(5,823)	1%	1,250	—%	(4,921)	1%
Income before income taxes	50,844	13%	61,563	15%	65,354	9%	94,989	13%
Income tax expense	(12,773)	3%	(15,311)	4%	(16,719)	2%	(23,078)	3%
Net income	$38,071	9%	$46,252	11%	$48,635	7%	$71,911	10%

Comparison of the Three Months Ended July 1, 2023 and July 2, 2022

	Three Months Ended
	July 1, 2023	July 2, 2022	Change
(dollars in thousands)			$	%
Net sales	$402,563	$420,042	$(17,479)	(4)%
Gross profit	$214,838	$219,099	$(4,261)	(2)%
Gross margin (Gross profit as a % of net sales)	53.4%	52.2%	120 basis points
Selling, general, and administrative expenses	$164,507	$150,753	$13,754	9%
SG&A as a % of net sales	40.9%	35.9%	500 basis points

Net Sales

Net sales decreased $17.5 million, or 4%, to $402.6 million for the three months ended July 1, 2023, compared to $420.0 million for the three months ended July 2, 2022. Net sales for the three months ended July 1, 2023 were unfavorably impacted by $24.5 million due to a recall reserve adjustment (as discussed above). Excluding the unfavorable recall reserve adjustment, net sales increased $7.0 million, or 2%, primarily due to growth in our DTC channel. Net sales for the three months ended July 1, 2023, include $12.5 million of sales related to gift card redemptions in connection with recall remedies. Our results have also been materially adversely impacted by the stop sale of certain soft coolers included in the recalls initiated during the first quarter of 2023.

Net sales in our two channels were as follows:

•DTC channel net sales increased $1.5 million, or 1%, to $226.4 million, compared to $224.8 million in the prior year quarter, mainly due to growth in Drinkware, partially offset by $8.1 million due to the recall reserve adjustment (as discussed above). Excluding the $8.1 million impact of the recall reserve adjustment, DTC channel net sales increased $9.7 million, or 4%, primarily due to growth in Drinkware, partially offset by a decline in Coolers & Equipment mainly driven by the stop sale related to the recalls. DTC channel mix was 56% in the second quarter of 2023 compared to 54% in the second quarter of 2022.
•Wholesale channel net sales decreased $19.0 million, or 10%, to $176.2 million, compared to $195.2 million in the same period last year, and were unfavorably impacted by $16.4 million due to the recall reserve adjustment (as discussed above). Excluding the $16.4 million impact of the recall reserve adjustment, wholesale channel net sales decreased $2.7 million, or 1%, primarily driven by a decline in Coolers & Equipment mainly due to the stop sale of the products affected by the recalls, partially offset by Drinkware growth.

Net sales in our two primary product categories were as follows:

•Drinkware net sales increased by $17.3 million, or 8%, to $233.4 million, compared to $216.1 million in the prior year quarter, reflecting the strong demand for Rambler bottles, the introductions of our new Yonder bottles, Rambler straw lid mugs, our new beverage bucket, and new seasonal colorways.
•Coolers & Equipment net sales decreased by $36.8 million, or 19%, to $156.6 million, compared to $193.4 million in the same period last year, and were unfavorably impacted by $24.5 million due to the recall reserve adjustment (as discussed above). Excluding the $24.5 million unfavorable impact of the recall reserve adjustment, Coolers & Equipment adjusted sales decreased $12.3 million, or 6%, primarily due to the stop sale of the products affected by the recalls. These impacts were partially offset by strong performance in hard coolers, soft coolers not impacted by the recalls, and cargo.

Gross Profit

Gross profit decreased $4.3 million, or 2%, to $214.8 million, compared to $219.1 million in the prior year quarter. Gross margin rate increased 120 basis points to 53.4% from 52.2% in the prior year quarter. Gross margin for the second quarter of 2023 was unfavorably impacted by $19.4 million related to the recalls (as discussed above), which unfavorably impacted gross margin by 150 basis points. The other components of the change in gross margin rate were as follows:

•lower inbound freight rates, which favorably impacted gross margin by 330 basis points; and
•lower product costs, which favorably impacted gross margin by 130 basis points.

These were partially offset by:

•higher customization costs, which unfavorably impacted gross margin by 40 basis points;
•higher depreciation and amortization expense, which unfavorably impacted gross margin by 40 basis points;
•foreign currency exchange rates, which unfavorably impacted gross margin by 30 basis points; and
•other impacts, which unfavorably impacted gross margin by 80 basis points.

Selling, General, and Administrative Expenses

SG&A expenses increased $13.8 million, or 9%, to $164.5 million for the three months ended July 1, 2023, compared to $150.8 million for the three months ended July 2, 2022. As a percentage of net sales, SG&A expenses increased 500 basis points to 40.9% for the three months ended July 1, 2023 from 35.9% for the three months ended July 2, 2022, which was partly driven by deleverage due to the impact of the stop sale and the recall reserve adjustment on our net sales growth, as discussed above. The increase in SG&A expenses was primarily driven by:

•an increase in variable expenses of $3.5 million (increasing SG&A as a percent of net sales by 140 basis points) comprised of:
–higher distribution costs, primarily Amazon Marketplace fees;
•an increase in non-variable expenses of $20.9 million (increasing SG&A as a percent of net sales by 630 basis points) comprised of:
–an increase in employee costs, primarily driven by incentive compensation and investments in headcount to support future growth, marketing expenses, and warehousing costs; which were partially offset by
•a favorable $10.7 million impact related to the recall reserve adjustment, as discussed above (decreasing SG&A as a percent of net sales by 270 basis points).

Non-Operating Expenses

Interest expense, net was $0.7 million for the three months ended July 1, 2023, compared to $1.0 million for the three months ended July 2, 2022. This decrease was primarily driven by higher interest income, partially offset by an increase in interest expense due to higher interest rates on our outstanding long-term debt.

Other income was $1.2 million for the three months ended July 1, 2023, compared to other expense of $5.8 million for the three months ended July 2, 2022. The change in other income was due to foreign currency gains on intercompany balances for the three months ended July 1, 2023 versus foreign currency losses on intercompany balances for the three months ended July 2, 2022.

Income tax expense was $12.8 million for the three months ended July 1, 2023, compared to $15.3 million for the three months ended July 2, 2022. The decrease in income tax expense was due to lower income before income taxes. The effective tax rate for each of the three months ended July 1, 2023 and July 2, 2022 was 25%.

Six Months Ended July 1, 2023 Compared to July 2, 2022

	Six Months Ended		Change
	July 1, 2023	July 2, 2022
(dollars in thousands)			$	%
Net sales	$705,359	$713,670	$(8,311)	(1)%
Gross profit	$376,708	$373,959	$2,749	1%
Gross margin (Gross profit as a % of net sales)	53.4%	52.4%	100 basis points
Selling, general, and administrative expenses	$311,279	$272,323	$38,956	14%
SG&A as a % of net sales	44.1%	38.2%	590 basis points

Net Sales

Net sales decreased $8.3 million, or 1%, to $705.4 million for the six months ended July 1, 2023, compared to $713.7 million for the six months ended July 2, 2022. Net sales for the six months ended July 1, 2023 were unfavorably impacted by $24.5 million related to the recall reserve adjustment (as discussed above). Excluding the unfavorable recall reserve adjustment, net sales increased $16.2 million, or 2%, primarily due to growth in our DTC channel. Net sales for the six months ended July 1, 2023, include $12.5 million of sales related to gift card redemptions in connection with recall remedies. Our results have been materially adversely impacted by the stop sale of certain soft coolers included in the recalls initiated during the first quarter of 2023.

Net sales in our two channels were as follows:

•DTC channel net sales increased $12.5 million, or 3%, to $393.4 million, compared to $380.8 million in the prior year period, primarily due to the $8.1 million unfavorable impact related to the recall reserve adjustment. Excluding the $8.1 million impact of the recall reserve adjustment, DTC channel net sales increased $20.7 million, or 5%, primarily due to growth in both Drinkware and Coolers & Equipment. DTC channel mix was 56% in the first six months of 2023 compared to 53% in the first six months of 2022.
•Wholesale channel net sales decreased $20.9 million, or 6%, to $312.0 million, compared to $332.9 million in the same period last year, and were unfavorably impacted by $16.4 million due to the recall reserve adjustment (as discussed above). Excluding the $16.4 million impact of the recall reserve adjustment, wholesale channel net sales decreased $4.5 million, or 1%, primarily driven by a decline in Coolers & Equipment due to the stop sale of the products affected by the recalls, partially offset by Drinkware growth.

Net sales in our two primary product categories were as follows:

•Drinkware net sales increased by $23.6 million, or 6%, to $423.7 million, compared to $400.1 million in the prior year period, reflecting the strong demand for Rambler bottles, the introductions of our new Yonder bottles, Rambler straw lid mugs, our new beverage bucket, and new seasonal colorways.
•Coolers & Equipment net sales decreased by $35.4 million, or 12%, to $261.0 million, compared to $296.4 million in the same period last year, and were unfavorably impacted by $24.5 million due to the recall reserve adjustment (as discussed above). Excluding the $24.5 million unfavorable impact of the recall reserve adjustment, Coolers & Equipment adjusted sales decreased $10.9 million, or 4%, primarily due to the stop sale of the products affected by the recalls. These impacts were partially offset by strong performance in hard coolers, soft coolers not impacted by the recalls, and cargo.

Gross Profit

Gross profit increased $2.7 million, or 1%, to $376.7 million compared to $374.0 million in the prior year period. Gross margin rate increased 100 basis points to 53.4% from 52.4% in the same period last year. Gross margin for the first half of 2023 was unfavorably impacted by $18.2 million related to the recalls (as discussed above), which unfavorably impacted gross margin by 70 basis points. The other components of the change in gross margin rate were as follows:

•lower inbound freight, including the favorable impact of a prior year out-of-period adjustment as well as lower rates, which favorably impacted gross margin by 290 basis points; and
•lower product costs, which favorably impacted gross margin by 30 basis points;

These were partially offset by:

•higher depreciation and amortization expense, which unfavorably impacted gross margin by 50 basis points;

•the unfavorable impact of foreign currency exchange rates, which negatively impacted gross margin by 30 basis points;
•higher customization costs, which unfavorably impacted gross margin by 20 basis points; and
•other impacts, which unfavorably impacted gross margin by 50 basis points.

Selling, General, and Administrative Expenses

SG&A expenses increased by $39.0 million, or 14%, to $311.3 million for the six months ended July 1, 2023 compared to $272.3 million for the six months ended July 2, 2022. As a percentage of net sales, SG&A expenses increased by 590 basis points to 44.1% for the six months ended July 1, 2023 compared to 38.2% for the six months ended July 2, 2022, which was partly driven by deleverage due to the impact of the stop sale and the recall reserve adjustment on our net sales growth, as discussed above. The increase in SG&A expenses was primarily driven by:

•an increase in variable expenses of $10.9 million (increasing SG&A as a percent of net sales by 170 basis points) comprised of:
–higher distribution costs, including Amazon Marketplace fees and outbound freight;
•an increase in non-variable expenses of $38.6 million (increasing SG&A as a percent of net sales by 570 basis points) comprised of:
–an increase in employee costs, primarily driven by incentive compensation and investments in headcount to support future growth, warehousing costs, marketing expenses, and facility costs; which were partially offset by
•a favorable $10.5 million impact related to the recall reserve adjustment, as discussed above (decreasing SG&A as a percent of net sales by 150 basis points).

Non-Operating Expenses

Interest expense, net was $1.3 million for the six months ended July 1, 2023, compared to $1.7 million for the six months ended July 2, 2022. The decrease was primarily driven by higher interest income, partially offset by an increase in interest expense due to higher interest rates on our outstanding long-term debt.

Other income was $1.3 million for the six months ended July 1, 2023, compared to other expense of $4.9 million for the six months ended July 2, 2022. The change in other income was due to foreign currency gains on intercompany balances for the six months ended July 1, 2023 versus foreign currency losses on intercompany balances for the three months ended July 2, 2022.

Income tax expense was $16.7 million for the six months ended July 1, 2023, compared to $23.1 million for the six months ended July 2, 2022. The decrease in income tax expense is due to lower income before income taxes. The effective tax rate for the six months ended July 1, 2023 was 26%, compared to 24% for the six months ended July 2, 2022. The higher effective tax rate was primarily due to an unfavorable tax impact related to stock-based compensation in the six months ended July 1, 2023.

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

Current Liquidity

As of July 1, 2023, we had a cash balance of $223.1 million and $153.9 million of working capital (excluding cash), and $300.0 million of borrowings available under the Revolving Credit Facility.

Credit Facility

Our Credit Facility provides for a $300.0 million Revolving Credit Facility and a $84.4 million Term Loan A.

On March 31, 2023, we amended the Credit Facility, leaving the material terms of the Credit Facility substantially unchanged, with the exception of certain changes to implement the replacement of London Interbank Offered Rate (“LIBOR”) with the Secured Overnight Financing Rate (“SOFR”) as the reference rate therein.

On June 22, 2023, we further amended the Credit Facility, which extended the maturity date of both the Term Loan A and the Revolving Credit Facility from December 17, 2024 to June 22, 2028; refinanced and replaced the existing Term Loan A in full with a new $84.4 million Term Loan A; and increased the commitments under the Revolving Credit Facility from $150.0 million to $300.0 million. As a result of the amendment, we recognized a $0.3 million loss on modification and extinguishment of debt and we capitalized $2.8 million of new lender and third-party fees in the second quarter of 2023.

At July 1, 2023, we had $84.4 million principal amount of indebtedness outstanding under Term Loan A under the Credit Facility and no outstanding borrowings under the Revolving Credit Facility. The weighted average interest rate for borrowings under Term Loan A was 6.50% during the three months ended July 1, 2023.

The Credit Facility requires us to comply with certain covenants, including financial covenants regarding our total net leverage ratio and interest coverage ratio. Fluctuations in these ratios may increase our interest expense. Failure to comply with these covenants and certain other provisions of the Credit Facility, or the occurrence of a change of control, could result in an event of default and an acceleration of our obligations under the Credit Facility or other indebtedness that we may incur in the future. At July 1, 2023, we were in compliance with all covenants and expect to remain in compliance with all covenants under the Credit Facility.

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

Material Cash Requirements

Other than as disclosed above with respect to extension of the maturity date of the Term Loan A, there have been no material changes in our material cash requirements for contractual and other obligations, including capital expenditures, as disclosed under “Material Cash Requirements” included in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the U.S. Securities and Exchange Commission (“SEC”).

Cash Flows from Operating, Investing, and Financing Activities

The following table summarizes our cash flows from operating, investing and financing activities for the periods indicated (in thousands):

	Six Months Ended
	July 1, 2023	July 2, 2022
Cash flows provided by (used in):
Operating activities	$28,781	$(74,564)
Investing activities	(31,917)	(31,825)
Financing activities	(9,937)	(113,767)
Operating Activities

Cash flows related to operating activities are dependent on net income, non-cash adjustments to net income, and changes in working capital. The increase in cash provided by operating activities during the six months ended July 1, 2023 compared to cash used by operating activities during the six months ended July 2, 2022 is primarily due to an increase in net cash provided by working capital, partially offset by a decrease in net income, adjusted for non-cash items, including the impact of our recalls, for the periods compared. The increase in cash provided by working capital was primarily due to a decrease in inventory, partially offset by an increase in accounts receivable and a decrease in accounts payable and accrued expenses and taxes payable.
Investing Activities
The increase in cash used in investing activities during the six months ended July 1, 2023 was primarily related to increased purchases for production molds, tooling and equipment, and leasehold improvements.
Financing Activities

The decrease in cash used by financing activities during the six months ended July 1, 2023 was primarily driven by repurchases of common stock in the prior year period.

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

Product Recall Reserves

As described in Note 10 of the Notes to the Unaudited Condensed Consolidated Financial Statements, we announced voluntary recalls for our Hopper® M30 Soft Cooler, Hopper® M20 Soft Backpack Cooler, and SideKick Dry gear case (the “affected products”). Estimating the cost of recall remedies required significant judgment and is primarily based on i) expected consumer participation rates; and ii) the estimated costs of the consumer’s elected remedy in the voluntary recalls, including estimated cost of offered product replacements and elections to receive gift cards in lieu of product replacements, logistics costs and other recall-related costs.

In the second quarter of 2023, we began processing claims and returns for our product recall, and based on such experience and observed trends, we reevaluated our prior assumptions and adjusted our estimated product recall reserve. These trends included higher than anticipated elections by consumers to receive gift cards in lieu of product replacement remedies, variations in individual product participation rates, and lower logistics costs than previously estimated. As a result, we updated our prior recall reserve assumptions, which increased the estimated recall expense reserve by $8.5 million. However, the overall consumer recall participation rate has remained consistent with our expectations.

We will continue to reevaluate these assumptions each period, and the related reserves may be adjusted when factors indicate that the reserve is either not sufficient to cover or exceeds the estimated product recall expenses. The ultimate impact from the recalls could differ materially from these estimates. As of July 1, 2023 and December 31, 2022, the reserve for the estimated product recall expenses was $42.9 million and $94.8 million, respectively, and is included within accrued expenses and other current liabilities on our consolidated balance sheets. In addition, we recorded an inventory reserve, or write-off, of $34.1 million for our unsalable inventory on-hand as of December 31, 2022. As of July 1, 2023, the balance of the inventory reserve was $0.4 million, which decreased due to physical scrapping of the unsalable inventory on-hand.
There have been no other significant changes to our critical accounting policies.
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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding disclosures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of July 1, 2023.

Changes in Internal Control over Financial Reporting

During the quarter ended July 1, 2023, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

The risks and uncertainties discussed below update and supersede the risks and uncertainties previously disclosed in Part I, Item
1A of our Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the SEC on February 27, 2023.Other than the addition of a risk factor regarding risks related to our environmental, social and governance goals, there have been no material changes to the risks and uncertainties previously disclosed in such Annual Report on Form 10-K.

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

We import our products, and rely on the timely and free flow of goods through open and operational ports from our suppliers and manufacturers. Accordingly, we are subject to certain risks, including labor disputes, union organizing activity, inclement weather, public health crises, and increased transportation costs, associated with our third-party contract manufacturers’ and carriers’ ability to provide products and services to meet our requirements. Such events could result in delayed or canceled orders by customers, unanticipated inventory accumulation or shortages, and harm to our business, results of operations, and financial condition. We are also vulnerable to risks associated with products manufactured abroad, including, among other things: (a) risks of damage, destruction, or confiscation of products while in transit to our distribution centers; and (b) transportation and other delays in shipments, including as a result of heightened security screening, port congestion, container and labor shortages, and inspection processes or other port-of-entry limitations or restrictions. Global events may also impact the import of our products. For example, as a result of Russia’s invasion of Ukraine in March 2022, the United States and other governments implemented coordinated sanctions, seizures of assets, and export-control measure packages. These measures, and the global response to the invasion, resulted in increased fuel prices. Although we do not do business in Ukraine, downstream effects of the conflict resulted in higher fuels costs, which resulted in higher costs to deliver products, which harmed our profitability in 2022. Although such increased prices began improving in the second half of 2022, a worsening of the impact from Russia's invasion of Ukraine could negatively affect us.

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

We depend on a limited number of third-party contract manufacturers for the sourcing of our products. For hard coolers, soft coolers, Drinkware, bags, and outdoor living and pet products our two largest manufacturers comprised approximately 78%, 89%, 69%, 82%, and 87%, respectively, of our production volume during the six months ended July 1, 2023. For cargo, one manufacturer accounted for all of the production during the six months ended July 1, 2023. As a result of this concentration in our supply chain, our business and operations would be negatively affected if any of our key manufacturers were to experience significant disruption affecting the price, quality, availability, or timely delivery of products. Our manufacturers could also be acquired by our competitors and may become our direct competitors, thus limiting or eliminating our access to manufacturing capacity. The partial or complete loss of our key manufacturers, or a significant adverse change in our relationship with any of these manufacturers, could result in lost sales, added costs, and distribution delays that could harm our business and customer relationships.

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

Our aspirations, disclosures, and actions related to environmental, social and governance (“ESG”) matters expose us to risks that could adversely affect our reputation and performance.

There is an increased focus from investors, customers, associates, business partners and other stakeholders concerning environmental, social and governance matters. The expectations related to environmental, social and governance matters are rapidly evolving, and we announce initiatives and goals related to environmental, social and governance matters from time to time. We have established and publicly announced certain ESG goals, including our commitments to advancing racial and ethnic diversity, achieving gender parity within our workforce and reducing our greenhouse gas emissions. These statements reflect our current plans and aspirations and are not guarantees that we will be able to achieve them. Our failure to accomplish or accurately track and report on these goals on a timely basis, or at all, could adversely affect our reputation, financial performance and growth, and expose us to increased scrutiny from the investment community as well as enforcement authorities. In addition, we could be criticized for the scope of our ESG initiatives or goals.

Our ability to achieve any ESG objective is subject to numerous risks, many of which are outside of our control. Examples of such risks include:

• the availability and cost of alternative energy sources;
• the evolving regulatory requirements affecting ESG practices and/or disclosures;
• the availability of suppliers that can meet our sustainability, diversity and other ESG standards;
• our ability to recruit, develop and retain diverse talent in our labor markets;
• the locations and usage of our products and the implications on their greenhouse gas emissions; and
• the success of our organic growth and acquisitions.

Standards for tracking and reporting ESG matters are relatively new, have not been formalized and continue to evolve. Collecting, measuring, and reporting ESG information and metrics can be difficult and time consuming. Our selection of voluntary disclosure frameworks and standards, and the interpretation or application of those frameworks and standards, may change from time to time or differ from those of others. This may result in a lack of consistent or meaningful comparative data from period to period or between YETI and other companies in the same industry. In addition, our processes and controls may not comply with evolving standards for identifying, measuring and reporting ESG metrics, including ESG-related disclosures that may be required of public companies by the SEC and other regulators, and such standards may change over time, which could result in significant revisions to our current goals, reported progress in achieving such goals, or ability to achieve such goals in the future, and could cause us to undertake costly initiatives to satisfy such new criteria.

If our ESG practices do not meet evolving investor or other stakeholder expectations and standards, then our reputation, our ability to attract or retain employees, and our attractiveness as an investment, business partner, acquiror or supplier could be negatively impacted. Further, our failure or perceived failure to pursue or fulfill our goals and objectives or to satisfy various reporting standards on a timely basis, or at all, could have similar negative impacts or expose us to government enforcement actions and private litigation.

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

We have and may continue to expand our existing DTC channel by opening new retail stores. We currently operate fourteen retail stores across eight states. Our ability to open new retail stores in a timely manner and operate them profitably depends on a number of factors, many of which are beyond our control, including:

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

In January 2023, we notified the CPSC of a potential safety concern regarding the magnet-lined closures of our Hopper® M30 Soft Cooler, Hopper® M20 Soft Backpack Cooler, and SideKick Dry gear case (the “affected products”) and initiated a global stop sale of the affected products. In February 2023, we proposed a voluntary recall of the affected products to the CPSC and other relevant global regulatory authorities. In March 2023, we announced separate, voluntary recalls of the affected products in collaboration with the CPSC. The global stop sale of the affected products and voluntary recalls has subjected and will continue to subject us to substantial costs, including, but not limited to, product recall remedies, legal and advisory fees, and recall-related logistics costs. These actions may also result in adverse publicity, harm our brand and divert management’s attention and resources from our operations. As the voluntary recalls have commenced, we have made certain adjustments to our estimates regarding the impact of the voluntary recalls. Actual costs related to the global stop sale and voluntary recalls of the affected products may vary from our estimates, which are primarily based on expected consumer participation rates and the estimated costs of the consumer’s elected remedy in the proposed voluntary recall and may have further negative effects on our business. Any of these events or claims could harm our reputation, business, financial condition and results of operations. If we are unable to develop a product solution for the potential safety concern regarding the affected products, we may not be able to sell the redesigned products for a significant period of time, if ever, and may face substantial costs associated with the development of such features and implementation of the recalls.

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

Our business is vulnerable to damage or interruption from earthquakes, fires, floods, power losses, telecommunications failures, terrorist attacks, acts of war, riots, public health crises, human errors, criminal acts, and similar events. For example, a significant natural disaster, such as an earthquake, fire, or flood, could harm our business, results of operations, and financial condition, and our insurance coverage may be insufficient to compensate us for losses that may occur. Our corporate offices, one of our distribution centers, and one of our data center facilities are located in Texas, a state that frequently experiences floods and storms, and our third-party contract manufacturers ship most of our products to our distribution centers in Memphis, Tennessee, and Salt Lake City, Utah, which are susceptible to floods, earthquakes and wildfires. In addition, the facilities of our suppliers and where our manufacturers produce our products are located in parts of Asia that frequently experience typhoons and earthquakes. Facilities of third-party logistics providers located in other countries that warehouse and distribute our finished products internationally also face local extreme weather conditions. Acts of terrorism and public health crises could also cause disruptions in our or our suppliers’, manufacturers’, and logistics providers’ businesses or the economy as a whole. For example, the COVID-19 pandemic contributed significantly to global supply chain issues, with restrictions and limitations on related activities causing disruption and delay. These disruptions and delays strained certain domestic and international supply chains, which affected the flow or availability of certain of our products. We may not have sufficient protection or recovery plans in some circumstances, such as natural disasters affecting Texas or other locations where we have operations or store significant inventory. Our servers are also vulnerable to computer viruses, criminal acts, denial-of-service attacks, ransomware, and similar disruptions from unauthorized tampering with our computer systems, which could lead to interruptions, delays, or loss of critical data. As we rely heavily on our information technology and communications systems and the Internet to conduct our business and provide high-quality customer service, these disruptions could harm our ability to run our business and either directly or indirectly disrupt our suppliers’ or manufacturers’ businesses, which could harm our business, results of operations, and financial condition. Any such disruptions to our third-party contract manufacturers could have similar effect.
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

Public health crises, such as the COVID-19 pandemic, could negatively impact our business, sales, financial condition, results of operations and cash flows.
The COVID-19 pandemic and preventative measures taken to contain or mitigate the pandemic have caused, and may continue to cause, business slowdowns or shutdowns in affected areas and significant disruption in the financial markets both globally and in the United States. The emergence of another pandemic, epidemic, or infectious disease outbreak could have a similar effect. The impacts of such public health crises include, but are not limited to:

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

The emergence of another pandemic or epidemic or a widespread outbreak of COVID-19 or other infectious disease, including any required or voluntary actions to help limit the spread of illness, could impact our ability to carry out our business and may materially adversely impact global economic conditions, our business, results of operations, cash flows and financial condition. Such events could materially increase our costs, negatively impact our sales and damage our results of operations and liquidity, possibly to a significant degree. The extent of the impact of such events on our business and financial results cannot be predicted.

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

As of July 1, 2023, we had $84.4 million principal amount of indebtedness outstanding under the Credit Facility (as defined in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Business Overview” of this Report). The Credit Facility is jointly and severally guaranteed by certain of our wholly-owned material subsidiaries, including YETI Coolers, LLC, which we refer to as YETI Coolers, and YETI Custom Drinkware LLC, which we refer to as YCD, and any of our future subsidiaries that become guarantors, together, which we refer to as the Guarantors, and is also secured by a first-priority lien on substantially all of our assets and the assets of the Guarantors, in each case subject to certain customary exceptions. We may, from time to time, incur additional indebtedness under the Credit Facility.

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

As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in such internal controls. Section 404 of the Sarbanes-Oxley Act of 2002 requires that we evaluate and determine the effectiveness of our internal control over financial reporting and provide a management report on our internal controls on an annual basis. If we have material weaknesses in our internal control over financial reporting, we may not detect errors on a timely basis and our consolidated financial statements may be materially misstated. We have enhanced our systems, processes and documentation to comply with Section 404 of the Sarbanes-Oxley Act and have hired additional employees and outside consultants to assist us in complying with these requirements; however, we may need to make additional improvements or hire additional employees or outside consultants to maintain such compliance.
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

Our Amended and Restated Certificate of Incorporation provides that, unless we consent to the selection of an alternative forum, the Court of Chancery of the State of Delaware is the sole and exclusive forum for: (a) any derivative action or proceeding brought on our behalf; (b) any action asserting a claim of breach of fiduciary duty owed by any of our stockholders, directors, officers, or other employees to us or to our stockholders; (c) any action asserting a claim arising pursuant to the DGCL; or (d) any action asserting a claim governed by the internal affairs doctrine. The choice of forum provision does not apply to any actions arising under the Securities Act of 1933, as amended (the “Securities Act”), or the Exchange Act, or any other claim for which the federal courts have exclusive jurisdiction. The exclusive forum provision in the Amended and Restated Certificate of Incorporation will not relieve us of our duties to comply with the federal securities laws and the rules and regulations thereunder, and stockholders of YETI will not be deemed to have waived our compliance with these laws, rules and regulations. The choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, or other employees, which may discourage such lawsuits against us and our directors, officers, and other employees. Alternatively, if a court were to find the choice of forum provision contained in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, results of operations, and financial condition.

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

We may be the target of strategic transactions, which could divert our management’s attention and otherwise disrupt our operations and adversely affect our business.

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

Item 5. Other Information

Rule 10b5-1 Trading Plans

On May 31, 2023, Michael J. McMullen, the Company’s Chief Financial Officer, adopted a 10b5-1 trading plan (the “Trading Plan”). The Trading Plan is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. The Trading Plan provides for the potential sale of 2,460 shares of the Company’s common stock commencing August 30, 2023. The Trading Plan terminates on the earlier of May 31, 2024 or the date all shares are sold.
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

10.1
Fourth Amendment to Credit Agreement, dated as of June 22, 2023, by and among YETI Holdings, Inc., the subsidiaries of YETI Holdings, Inc. party thereto, the lenders party thereto and Bank of America, N.A., as administrative agent (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K on June 26,2023 and incorporated herein by reference).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Interim Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer and Interim Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*
The following unaudited financial statements from YETI Holdings, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 2023, formatted in Inline eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Equity, (v) Consolidated Statements of Cash Flows, and (v) Notes to the Unaudited Condensed Consolidated Financial Statements

104*	Cover Page Interactive Data File (embedded within the Exhibit 101 Inline XBRL document)

* Filed herewith.
** Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

YETI Holdings, Inc.

Dated: August 10, 2023	By:	/s/ Matthew J. Reintjes
Matthew J. Reintjes
President and Chief Executive Officer, Director (Principal Executive Officer)

Dated: August 10, 2023	By:	/s/ Michael J. McMullen
Michael J. McMullen
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)