Form 10-Q
period 2023-09-30
YETI Holdings, Inc.
filed 2023-11-09
CIK 1670592

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________________________
FORM 10-Q
____________________________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
There were 86,852,881 shares of Common Stock ($0.01 par value) outstanding as of November 2, 2023.

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
•If we do not successfully implement our retail store expansion plans, our growth and profitability could be harmed.
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

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements.
YETI HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except shares and par value)

	September 30, 2023	December 31, 2022
ASSETS
Current assets
Cash	$281,360	$234,741
Accounts receivable, net	127,896	79,446
Inventory	341,348	371,412
Prepaid expenses and other current assets	40,728	33,321
Total current assets	791,332	718,920
Property and equipment, net	132,215	124,587
Operating lease right-of-use assets	60,376	55,406
Goodwill	54,293	54,293
Intangible assets, net	114,140	99,429
Other assets	3,526	24,130
Total assets	$1,155,882	$1,076,765

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$179,086	$140,818
Accrued expenses and other current liabilities	130,333	211,399
Taxes payable	11,962	15,289
Accrued payroll and related costs	19,570	4,847
Current operating lease liabilities	13,366	12,076
Current maturities of long-term debt	6,512	24,611
Total current liabilities	360,829	409,040
Long-term debt, net of current portion	79,529	71,741
Operating lease liabilities, non-current	60,212	55,649
Other liabilities	16,527	13,858
Total liabilities	517,097	550,288

Commitments and contingencies (Note 10)

Stockholders’ Equity
Common stock, par value $0.01; 600,000,000 shares authorized; 88,523,065 and 86,846,514 shares issued and outstanding at September 30, 2023, respectively, and 88,107,787 and 86,431,236 shares issued and outstanding at December 31, 2022, respectively	885	881
Treasury stock, at cost; 1,676,551 shares	(100,025)	(100,025)
Preferred stock, par value $0.01; 30,000,000 shares authorized; no shares issued or outstanding	—	—
Additional paid-in capital	378,556	357,490
Retained earnings	359,843	268,551
Accumulated other comprehensive loss	(474)	(420)
Total stockholders’ equity	638,785	526,477
Total liabilities and stockholders’ equity	$1,155,882	$1,076,765
See Notes to Unaudited Condensed Consolidated Financial Statements

YETI HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Net sales	$433,561	$433,556	$1,138,920	$1,147,226
Cost of goods sold	182,310	211,149	510,961	550,860
Gross profit	251,251	222,407	627,959	596,366
Selling, general, and administrative expenses	189,374	153,940	500,653	426,263
Operating income	61,877	68,467	127,306	170,103
Interest expense, net	(285)	(1,495)	(1,610)	(3,221)
Other expense	(4,032)	(7,281)	(2,782)	(12,202)
Income before income taxes	57,560	59,691	122,914	154,680
Income tax expense	(14,903)	(14,171)	(31,622)	(37,249)
Net income	$42,657	$45,520	$91,292	$117,431

Net income per share
Basic	$0.49	$0.53	$1.05	$1.36
Diluted	$0.49	$0.52	$1.05	$1.35

Weighted-average common shares outstanding
Basic	86,783	86,208	86,663	86,580
Diluted	87,589	86,831	87,290	87,305
See Notes to Unaudited Condensed Consolidated Financial Statements

YETI HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended		Nine Months Ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Net income	$42,657	$45,520	$91,292	$117,431
Other comprehensive income (loss)
Foreign currency translation adjustments	1,713	921	(54)	2,132
Total comprehensive income	$44,370	$46,441	$91,238	$119,563
See Notes to Unaudited Condensed Consolidated Financial Statements

YETI HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(In thousands, including shares)

	Three Months Ended September 30, 2023
	Common Stock		Additional Paid-In Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance, July 1, 2023	88,407	$884	$371,348	(1,677)	$(100,025)	$317,186	$(2,187)	$587,206
Stock-based compensation	—	—	7,805	—	—	—	—	7,805
Common stock issued under employee benefit plans	129	1	(1)	—	—	—	—	—
Common stock withheld related to net share settlement of stock-based compensation	(13)	—	(596)	—	—	—	—	(596)
Other comprehensive income	—	—	—	—	—	—	1,713	1,713
Net income	—	—	—	—	—	42,657	—	42,657
Balance, September 30, 2023	88,523	$885	$378,556	(1,677)	$(100,025)	$359,843	$(474)	$638,785

	Three Months Ended October 1, 2022
	Common Stock		Additional Paid-In Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance, July 2, 2022	87,851	$878	$346,675	(1,677)	$(100,025)	$250,769	$1,564	$499,861
Stock-based compensation	—	—	4,662	—	—	—	—	4,662
Common stock issued under employee benefit plans	86	1	277	—	—	—	—	278
Common stock withheld related to net share settlement of stock-based compensation	(13)	—	(581)	—	—	—	—	(581)
Other comprehensive income	—	—	—	—	—	—	921	921
Net income	—	—	—	—	—	45,520	—	45,520
Balance, October 1, 2022	87,924	$879	$351,033	(1,677)	$(100,025)	$296,289	$2,485	$550,661
See Notes to Unaudited Condensed Consolidated Financial Statements

YETI HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(In thousands, including shares)

	Nine Months Ended September 30, 2023
	Common Stock		Additional Paid-In Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance, December 31, 2022	88,108	$881	$357,490	(1,677)	(100,025)	$268,551	$(420)	$526,477
Stock-based compensation	—	—	21,918	—	—	—	—	21,918
Common stock issued under employee benefit plans	475	4	1,569	—	—	—	—	1,573
Common stock withheld related to net share settlement of stock-based compensation	(60)	—	(2,421)	—	—	—	—	(2,421)
Other comprehensive loss	—	—	—	—	—	—	(54)	(54)
Net income	—	—	—	—	—	91,292	—	91,292
Balance, September 30, 2023	88,523	$885	$378,556	(1,677)	$(100,025)	$359,843	$(474)	$638,785

	Nine Months Ended October 1, 2022
	Common Stock		Additional Paid-In Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance, January 1, 2022	87,727	$877	$337,735	—	—	$178,858	$353	$517,823
Stock-based compensation	—	—	14,883	—	—	—	—	14,883
Common stock issued under employee benefit plans	229	2	276	—	—	—	—	278
Common stock withheld related to net share settlement of stock-based compensation	(32)	—	(1,861)	—	—	—	—	(1,861)
Repurchase of common stock	—	—	—	(1,677)	(100,025)	—	—	(100,025)
Other comprehensive income	—	—	—	—	—	—	2,132	2,132
Net income	—	—	—	—	—	117,431	—	117,431
Balance, October 1, 2022	87,924	$879	$351,033	(1,677)	$(100,025)	$296,289	$2,485	$550,661

See Notes to Unaudited Condensed Consolidated Financial Statements

YETI HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended
	September 30, 2023	October 1, 2022
Cash Flows from Operating Activities:
Net income	$91,292	$117,431
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	34,391	28,504
Amortization of deferred financing fees	441	458
Stock-based compensation	21,918	14,883
Deferred income taxes	20,699	(1,138)
Impairment of long-lived assets	1,963	181
Loss on modification and extinguishment of debt	330	—
Product recalls	8,538	—
Other	239	10,215
Changes in operating assets and liabilities:
Accounts receivable	(48,836)	14,679
Inventory	28,180	(127,362)
Other current assets	(6,505)	(2,944)
Accounts payable and accrued expenses	(36,288)	(121,515)
Taxes payable	(3,323)	(6,773)
Other	1,730	1,166
Net cash provided by (used in) operating activities	114,769	(72,215)
Cash Flows from Investing Activities:
Purchases of property and equipment	(38,983)	(32,493)
Additions of intangibles, net	(19,280)	(7,924)
Net cash used in investing activities	(58,263)	(40,417)
Cash Flows from Financing Activities:
Repayments of long-term debt	(6,680)	(16,875)
Payments of deferred financing fees	(2,824)	—
Taxes paid in connection with employee stock transactions	(2,421)	(1,861)
Proceeds from employee stock transactions	1,573	278
Finance lease principal payment	(1,579)	(1,730)
Repurchase of common stock	—	(100,025)
Net cash used in financing activities	(11,931)	(120,213)
Effect of exchange rate changes on cash	2,044	(1,581)
Net increase (decrease) in cash	46,619	(234,426)
Cash, beginning of period	234,741	312,189
Cash, end of period	$281,360	$77,763
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

Fiscal Year End

We have a 52- or 53-week fiscal year that ends on the Saturday closest in proximity to December 31, such that each quarterly period will be 13 weeks in length, except during a 53-week year when the fourth quarter will be 14 weeks. Our fiscal year ending December 30, 2023 (“2023”) is a 52-week period. The first quarter of our fiscal year 2023 ended on April 1, 2023, the second quarter ended on July 1, 2023, and the third quarter ended on September 30, 2023. Our fiscal year ended December 31, 2022 (“2022”) was a 52-week period. Unless otherwise stated, references to particular years, quarters, months and periods refer to our fiscal years and the associated quarters, months, and periods of those fiscal years. The unaudited condensed consolidated financial results presented herein represent the three and nine months ended September 30, 2023 and October 1, 2022.

Accounts Receivable

Accounts receivable are carried at original invoice amount less estimated credit losses. Upon initial recognition of a receivable, we estimate credit losses over the contractual term of the receivable and establish an allowance for credit losses based on historical experience, current available information, and expectations of future economic conditions. We mitigate credit loss risk from accounts receivable by assessing customers for credit worthiness, including ongoing credit evaluations and their payment trends. Credit risk is limited due to ongoing monitoring, high geographic customer distribution, and low concentration of risk. As the risk of loss is determined to be similar based on the credit risk factors, we aggregate receivables on a collective basis when assessing credit losses. Accounts receivable are uncollateralized customer obligations due under normal trade terms typically requiring payment within 30 to 90 days of sale. Receivables are written off when deemed uncollectible. Recoveries of trade receivables previously written off are recorded to income when received. Our allowance for credit losses was $0.5 million as of September 30, 2023 and $0.7 million as of December 31, 2022, respectively.

Inventory

Inventories are comprised primarily of finished goods and are carried at the lower of cost (weighted-average cost method) or market (net realizable value). At September 30, 2023 and December 31, 2022, inventory reserves were $2.9 million and $37.3 million, respectively. The balance at December 31, 2022 primarily consisted of reserves related to unsalable inventory on-hand in connection with our voluntary recalls. The decrease in the inventory reserve is primarily related to the physical scrapping of the unsalable inventory. See Note 10 for further discussion of our voluntary recalls.

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

Supplier Finance Program Obligations

We have a supplier finance program (“SFP”) with a financial institution which provides certain suppliers the option, at their sole discretion, to participate in the program and sell their receivables due from us for early payment. Participating eligible suppliers negotiate the terms directly with the financial institution and we have no involvement in establishing those terms nor are we a party to these agreements. Our payments associated with the invoices from the suppliers participating in the SFP are made to the financial institution according to the original invoice. The outstanding payment obligations under the SFP program recorded within accounts payable in our condensed consolidated balance sheets at September 30, 2023 and December 31, 2022 were $60.9 million and $70.7 million, respectively.

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

In July 2023, the FASB issued ASU 2023-03 to amend various SEC paragraphs in the Accounting Standards Codification to conform to past SEC announcements and guidance issued by the SEC. The ASU does not provide any new guidance so there is no transition or effective dates associated with it, resulting in the ASU being effective upon issuance. Consequently, the adoption of this ASU did not have a material impact on our consolidated financial statements.

Recent Accounting Guidance Not Yet Adopted

No other new accounting pronouncements issued or effective as of September 30, 2023 have had, or are expected to have, a material impact on our consolidated financial statements.

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

During the second quarter of 2023, we began issuing gift cards as remedies in connection with our voluntary recalls. We recognize sales from gift cards as they are redeemed for products. As of September 30, 2023, $7.8 million of our contract liabilities represented unredeemed gift card liabilities. See Note 10 for further discussion of our recalls.

The following table provides information about accounts receivable and contract liabilities at the periods indicated (in thousands):

	September 30, 2023	December 31, 2022
Accounts receivable, net	$127,896	$79,446
Contract liabilities	$(17,004)	$(7,702)
For the nine months ended September 30, 2023, we recognized $7.7 million of revenue that was previously included in the contract liability balance at the beginning of the period.

Disaggregation of Revenue

The following table disaggregates our net sales by channel, product category, and geography (based on end-consumer location) for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2023(1)	October 1, 2022	September 30, 2023(1)	October 1, 2022
Net Sales by Channel
Wholesale	$174,062	$206,153	$486,066	$539,014
Direct-to-consumer	259,499	227,403	652,854	608,212
Total net sales	$433,561	$433,556	$1,138,920	$1,147,226

Net Sales by Category
Coolers & Equipment	$171,547	$185,657	$432,511	$482,030
Drinkware	253,274	238,987	676,978	639,055
Other	8,740	8,912	29,431	26,141
Total net sales	$433,561	$433,556	$1,138,920	$1,147,226

Net Sales by Geographic Region
United States	$365,695	$377,067	$964,569	$1,005,238
International	67,866	56,489	174,351	141,988
Total net sales	$433,561	$433,556	$1,138,920	$1,147,226
_________________________
(1)Includes an unfavorable impact from the recall reserve adjustment. See Note 10 for further discussion of our recalls.

For the three and nine months ended September 30, 2023, no single customer represented over 10% of gross sales. For both the three and nine months ended October 1, 2022, our largest single customer represented approximately 12% of gross sales.

3. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets include the following (in thousands):

	September 30, 2023	December 31, 2022
Prepaid expenses	$20,767	$18,149
Prepaid taxes	14,807	10,222
Other	5,154	4,950
Total prepaid expenses and other current assets	$40,728	$33,321

4. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consisted of the following at the dates indicated (in thousands):

	September 30, 2023	December 31, 2022
Product recall reserves(1)	$25,930	$94,807
Accrued freight and other operating expenses	33,868	56,354
Contract liabilities	17,004	7,702
Customer discounts, allowances, and returns	13,631	9,948
Advertising and marketing	11,505	11,547
Warranty reserve	9,783	9,996
Interest payable	164	941
Accrued capital expenditures	844	895
Other	17,604	19,209
Total accrued expenses and other current liabilities	$130,333	$211,399
___________________
(1)See Note 10 for further discussion of our product recall reserves.
5. LONG-TERM DEBT
Long-term debt consisted of the following at the dates indicated (in thousands):

	September 30, 2023	December 31, 2022
Term Loan A, due 2028	$83,320	$90,000
Finance lease debt	5,731	7,309
Total debt	89,051	97,309
Current maturities of long-term debt	(4,219)	(22,500)
Current maturities of finance lease debt	(2,293)	(2,111)
Total long-term debt	82,539	72,698
Unamortized deferred financing fees	(3,010)	(957)
Total long-term debt, net	$79,529	$71,741

At September 30, 2023, the future maturities of principal amounts of our debt obligations, excluding finance lease obligations, for the next five years and in total consisted of the following (in thousands):

Amount
2023	1,054
2024	4,219
2025	4,219
2026	4,219
2027	4,219
2028	65,390
Total	$83,320

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
6. INCOME TAXES

Income tax expense was $14.9 million and $14.2 million for the three months ended September 30, 2023 and October 1, 2022, respectively. The effective tax rate for the three months ended September 30, 2023 was 26% compared to 24% for the three months ended October 1, 2022. The increase in both the income tax expense and the effective tax rate was primarily due to a discrete tax expense related to a change in the reserve estimate for an uncertain tax position in the three months ended September 30, 2023.

Income tax expense was $31.6 million and $37.2 million for the nine months ended September 30, 2023 and October 1, 2022, respectively. The decrease in income tax expense was due to lower income before income taxes. The effective tax rate for the nine months ended September 30, 2023 was 26%, compared to 24% for the nine months ended October 1, 2022. The higher effective tax rate was primarily due to discrete tax expenses related to the vesting of certain stock-based compensation and a change in the reserve estimate for an uncertain tax position in the nine months ended September 30, 2023.

Deferred tax assets were $2.6 million as of September 30, 2023 and $23.2 million as of December 31, 2022, which is presented in other assets on our unaudited condensed consolidated balance sheet.

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

We recognized non-cash stock-based compensation expense of $7.8 million and $4.7 million for the three months ended September 30, 2023 and October 1, 2022, respectively. For the nine months ended September 30, 2023 and October 1, 2022, we recognized stock-based compensation expense of $21.9 million and $14.9 million, respectively. At September 30, 2023, total unrecognized stock-based compensation expense of $56.7 million for all stock-based compensation plans is expected to be recognized over a weighted-average period of 2.1 years.

Stock-based activity for the nine months ended September 30, 2023 is summarized below (in thousands, except per share data):

	Stock Options		Performance-Based Restricted Stock Awards and Units		Restricted Stock Units, Restricted Stock Awards, and Deferred Stock Units
	Number of Options	Weighted Average Exercise Price	Number of PBRSs and PRSUs	Weighted Average Grant Date Fair Value	Number of RSUs, RSAs, and DSUs	Weighted Average Grant Date Fair Value
Balance, December 31, 2022	642	$20.10	233	$53.63	812	$51.28
Granted	—	—	279	38.59	962	38.50
Exercised/released	(64)	24.41	(99)	32.84	(312)	52.90
Forfeited/expired	—	—	(15)	64.98	(112)	46.45
Balance, September 30, 2023	578	$19.64	398	$48.14	1,350	$42.22

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
The following table sets forth the calculation of earnings per share and weighted-average common shares outstanding at the dates indicated (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Net income	$42,657	$45,520	$91,292	$117,431

Weighted-average common shares outstanding—basic	86,783	86,208	86,663	86,580
Effect of dilutive securities	806	623	627	725
Weighted-average common shares outstanding—diluted	87,589	86,831	87,290	87,305

Earnings per share
Basic	$0.49	$0.53	$1.05	$1.36
Diluted	$0.49	$0.52	$1.05	$1.35
Effects of potentially dilutive securities are presented only in periods in which they are dilutive. For the three and nine months ended September 30, 2023, outstanding stock-based awards representing 0.1 million and 0.2 million shares of common stock, respectively, were excluded from the calculation of diluted earnings per share, because their effect would be anti-dilutive. For the three and nine months ended October 1, 2022, outstanding stock-based awards representing 0.5 million and 0.4 million shares of common stock, respectively, were excluded from the calculation of diluted earnings per share, because their effect would be anti-dilutive.
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

Product Recall Reserves

In January 2023, we notified the U.S. Consumer Product Safety Commission (“CPSC”) of a potential safety concern regarding the magnet-lined closures of our Hopper® M30 Soft Cooler, Hopper® M20 Soft Backpack Cooler, and SideKick Dry® gear case (the “affected products”) and initiated a global stop sale of the affected products. In February 2023, we proposed a voluntary recall of the affected products to the CPSC, and other relevant global regulatory authorities. Accordingly, we established a reserve for expected future returns and the estimated cost of recall remedies for consumers with affected products on our consolidated balance sheet as of December 31, 2022.

In March 2023, we announced separate, voluntary recalls of the affected products in collaboration with the CPSC. During the second quarter of 2023, we began processing claims and returns, and based on such experience and observed trends, we reevaluated our prior assumptions and adjusted our estimated product recall reserve. These trends included higher than anticipated elections by consumers to receive gift cards in lieu of product replacement remedies, variations in individual product participation rates, and lower logistics costs than previously estimated. As a result, we updated our initial recall reserve assumptions, which increased the estimated recall expense reserve by $8.5 million during the three months ended July 1, 2023. However, the overall consumer recall participation rate has remained consistent with our expectations.

The product recalls, which includes the recall reserve adjustment and other incurred costs, had the following effect on our income before income taxes (in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2023	September 30, 2023
Decrease to net sales(1)	$(18)	$(24,524)
Decrease to cost of goods sold(2)	843	7,148
Increase (decrease) to gross profit	825	(17,376)
Decrease to selling, general and administrative expenses(3)	—	10,549
Increase (decrease) to income before income taxes	$825	$(6,827)
_________________________
(1)Primarily reflects the unfavorable impact of the recall reserve adjustment related to higher estimated future recall remedies (i.e., estimated gift card elections). Of the total net sales impact, $8.1 million and $16.4 million was allocated to our DTC and wholesale channels, respectively, for the nine months ended September 30, 2023. These amounts were allocated based on the historical channel sell-in basis of the affected products.
(2)For the three months ended September 30, 2023, reflects a benefit of $0.8 million related to lower than anticipated recall-related costs. For the nine months ended September 30, 2023, reflects favorable impacts of $5.0 million primarily due to the favorable impact of the recall reserve adjustment related to lower estimated costs of future product replacement remedy elections and logistics costs, $1.3 million from an inventory reserve adjustment, and $0.8 million related to lower recall-related costs.
(3)Primarily reflects the favorable impact of the recall reserve adjustment related to lower estimated other recall-related costs, including logistics costs.

The reserve for the estimated product recall expenses is included within accrued expenses and other current liabilities on our consolidated balance sheets. Estimating the cost of recall remedies required significant judgment and is primarily based on i) expected consumer participation rates; and ii) the estimated costs of the consumer’s elected remedy in the recalls, including either the estimated cost of offered product replacements or the elections to receive gift cards, logistics costs, and other recall-related costs. We will reevaluate these assumptions each period, and the related reserves may be adjusted when factors indicate that the reserve is either not sufficient to cover or exceeds the estimated product recall costs.

The following table summarizes the activity of the reserve for the estimated product recall expenses (in thousands):

September 30, 2023
Balance, January 1, 2023	$94,807
Actual product refunds, replacements and recall-related costs	(50,707)
Gift card issuances(1)	(26,685)
Reserve adjustment	8,515
Balance, September 30, 2023	$25,930
_________________________
(1)For the three and nine months ended September 30, 2023, we recognized net sales of $6.3 million and $18.8 million, respectively, from redeemed recall-related gift cards. As of September 30, 2023, we had $7.8 million in unredeemed recall-related gift card liabilities, which are included in contract liabilities within accrued expenses and other current liabilities on our consolidated balance sheet.

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

Product Introductions and Updates

During the first quarter of 2023, we expanded our cargo offerings with the launch of the new LoadOut® GoBox in three sizes, introduced the new stackable Rambler® Lowball, built new customization capabilities for our Yonder™ bottles, and introduced new seasonal colorways.

During the second quarter of 2023, we expanded our drinkware offerings with the launch of the new Rambler™ beverage bucket, introduced new color-matched straw lid Rambler® bottles and our first ever cast iron skillet, and continued to expand our seasonal colorways.

In October 2023, we introduced our redesigned and improved Hopper® M30 Soft Cooler and Hopper® M20 Soft Backpack Cooler, and also launched two new sizes with the Hopper® M15 Soft Cooler and the Hopper® M12 Soft Backpack Cooler (collectively, the “Hopper M Series Soft Cooler line”). We believe the improved design of the Hopper M Series Soft Cooler line adequately addresses the potential safety concerns caused by the magnet-lined closures of the previous-generation products, which were affected by the product recalls discussed below.

Credit Facility Amendment

On June 22, 2023, we amended our senior secured credit agreement (the “Credit Facility”) to, among other matters, extend its maturity to June 22, 2028 and increase the commitments under the revolving credit facility (the “Revolving Credit Facility”) from $150.0 million to $300.0 million. For additional information on the Credit Facility, see “Liquidity and Capital Resources - Credit Facility” below.

Product Recall Update

In January 2023, we notified the Consumer Products Safety Commission (“CPSC”) of a potential safety concern regarding the magnet-lined closures of our Hopper® M30 Soft Cooler, Hopper® M20 Soft Backpack Cooler, and SideKick Dry® gear case (the “affected products”) and initiated a global stop sale of the affected products. In February 2023, we proposed a voluntary recall of the affected products to the CPSC and other relevant global regulatory authorities. Accordingly, we established reserves for unsalable inventory on-hand, as well as expected future returns and the estimated cost of recall remedies for consumers with affected products as of December 31, 2022.

In March 2023, we announced separate, voluntary recalls of the affected products in collaboration with the CPSC. During the second quarter of 2023, we began processing recall returns and claims and based on such experience and trends, we reevaluated our assumptions and adjusted our estimated recall expense reserve. These trends included higher than anticipated elections to receive gift cards in lieu of product replacement remedies, variations in individual product participation rates, and lower logistics costs than previously estimated. As a result, we updated our initial recall reserve assumptions, which increased the estimated recall expense reserve by $8.5 million in the second quarter of 2023. However, the overall consumer recall participation rate has remained consistent with our expectations.

During the three and nine months ended September 30, 2023, we recorded the following impacts as a result of the recall reserve adjustments and other incurred costs:

•Net sales - For the three months ended September 30, 2023, an immaterial reduction to sales for higher returns-related costs. For the nine months ended September 30, 2023, a reduction to net sales for higher estimated future recall remedies (i.e., estimated gift card elections) of $24.5 million, of which $8.1 million and $16.4 million was allocated to our DTC and wholesale channels, respectively. These amounts were allocated based on the historical channel sell-in basis of the affected products;
•Cost of goods sold - For the three months ended September 30, 2023, a benefit of $0.8 million related to lower than anticipated recall-related costs. For the nine months ended September 30, 2023, favorable impacts of $5.0 million primarily related to lower estimated costs of future product replacement remedy elections and logistics costs, $1.3 million from an inventory reserve adjustment, and $0.8 million related to lower recall-related costs; and
•SG&A - For the nine months ended September 30, 2023, a benefit of $10.5 million primarily related to lower estimated other recall-related costs including logistics costs.

The ultimate impact from the recalls may differ materially from our estimates, and may harm our business, financial condition and results of operations. See Part I, Item 1A “Risk Factors - Risks Related to Our Business, Operations and Industry.”

In addition, our sales have also been materially adversely impacted by the stop sale of the affected products. We have developed solutions to address the potential safety concern of the affected products. In October 2023, we introduced our redesigned and improved Hopper® M30 Soft Cooler and Hopper® M20 Soft Backpack Cooler, as discussed above.

Macroeconomic Conditions

During 2021 and 2022, we experienced challenges associated with the complex and uncertain macroeconomic environment in which we operate. Consistent across many industries, we experienced inflationary pressures and supply chain challenges, including port congestion, container and labor shortages, which resulted in longer transit times, higher distribution, logistics, and product input costs. As a result, we experienced decreased profitability and delayed product availability for certain products in 2022. However, in the second half of 2022, these inflationary pressures and supply chain challenges, including inbound freight rates, began improving. In 2023, freight rates have stabilized at near pre-pandemic levels. The reduction in freight rates has resulted in an improvement to our gross margin during the first nine months of 2023 compared to the prior year period. We continue to expect to see improvements in our gross margin for the remainder of 2023 due to these lower freight rates.

There is significant uncertainty regarding how macroeconomic trends, including high levels of inflation, higher interest rates and heightened concerns about a recession, will impact consumer demand. While some of these conditions have negatively impacted consumer discretionary spending behavior, we continue to see strong consumer demand for our products.

In addition to the trends discussed above, foreign exchange rate fluctuations and geopolitical issues add to significant uncertainty in the macroeconomic environment. A worsening of any of the macroeconomic trends discussed herein may adversely impact our business, operations, and financial results in the future. We will continue to monitor and, if necessary, mitigate the effects of the macroeconomic environment on our business.

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

Fiscal Year. We have a 52- or 53-week fiscal year that ends on the Saturday closest in proximity to December 31, such that each quarterly period will be 13 weeks in length, except during a 53-week year when the fourth quarter will be 14 weeks. Our fiscal year ending December 30, 2023 (“2023”) is a 52-week period. The first quarter of our fiscal year 2023 ended on April 1, 2023, the second quarter ended on July 1, 2023, and the third quarter ended on September 30, 2023. Our fiscal year ended December 31, 2022 (“2022”) was a 52-week period. Unless otherwise stated, references to particular years, quarters, months and periods refer to our fiscal years and the associated quarters, months, and periods of those fiscal years. The unaudited condensed consolidated financial results presented herein represent the three and nine months ended September 30, 2023 and October 1, 2022.

Results of Operations

The discussion below should be read in conjunction with the following table and our unaudited condensed consolidated financial statements, and related notes. The following table sets forth selected statement of operations data, and their corresponding percentage of net sales, for the periods indicated (dollars in thousands):

	Three Months Ended				Nine Months Ended
	September 30, 2023		October 1, 2022		September 30, 2023		October 1, 2022
Statement of Operations
Net sales	$433,561	100%	$433,556	100%	$1,138,920	100%	$1,147,226	100%
Cost of goods sold	182,310	42%	211,149	49%	510,961	45%	550,860	48%
Gross profit	251,251	58%	222,407	51%	627,959	55%	596,366	52%
Selling, general, and administrative expenses	189,374	44%	153,940	36%	500,653	44%	426,263	37%
Operating income	61,877	14%	68,467	16%	127,306	11%	170,103	15%
Interest expense	(285)	—%	(1,495)	—%	(1,610)	—%	(3,221)	—%
Other expense	(4,032)	1%	(7,281)	2%	(2,782)	—%	(12,202)	1%
Income before income taxes	57,560	13%	59,691	14%	122,914	11%	154,680	13%
Income tax expense	(14,903)	3%	(14,171)	3%	(31,622)	3%	(37,249)	3%
Net income	$42,657	10%	$45,520	10%	$91,292	8%	$117,431	10%

Comparison of the Three Months Ended September 30, 2023 and October 1, 2022

	Three Months Ended
	September 30, 2023	October 1, 2022	Change
(dollars in thousands)			$	%
Net sales	$433,561	$433,556	$5	—%
Gross profit	$251,251	$222,407	$28,844	13%
Gross margin (gross profit as a % of net sales)	58.0%	51.3%	670 basis points
Selling, general, and administrative expenses	$189,374	$153,940	$35,434	23%
SG&A as a % of net sales	43.7%	35.5%	820 basis points

Net Sales

Net sales were flat at $433.6 million for the three months ended September 30, 2023, compared to the three months ended October 1, 2022. Net sales for the three months ended September 30, 2023, include $6.3 million of sales related to gift card redemptions in connection with recall remedies. Our results have been materially adversely impacted by the stop sale of certain soft coolers included in the recalls initiated during the first quarter of 2023.

Net sales in our two channels were as follows:

•DTC channel net sales increased $32.1 million, or 14%, to $259.5 million, compared to $227.4 million in the prior year quarter, due to growth in both Drinkware and Coolers & Equipment. DTC channel mix was 60% in the third quarter of 2023 compared to 52% in the third quarter of 2022.
•Wholesale channel net sales decreased $32.1 million, or 16%, to $174.1 million, compared to $206.2 million in the same period last year. This decrease was due to a decline in both Coolers & Equipment and Drinkware.

Net sales in our two primary product categories were as follows:

•Drinkware net sales increased by $14.3 million, or 6%, to $253.3 million, compared to $239.0 million in the prior year quarter, reflecting the strong demand for Rambler® straw lid mugs, expanded offerings in Rambler® and Yonder® bottles, our new beverage bucket, and our new seasonal colorways.
•Coolers & Equipment net sales decreased by $14.1 million, or 8%, to $171.5 million, compared to $185.7 million in the same period last year primarily due to the stop sale of the products affected by the recalls. Despite strong overall consumer demand, hard coolers declined year-over-year primarily due to the success in rebuilding channel inventory during the same period last year. These impacts were partially offset by strong performance in our existing Hopper® Flip soft cooler line as well as cargo.

Gross Profit

Gross profit increased $28.8 million, or 13%, to $251.3 million, compared to $222.4 million in the prior year quarter. Gross margin rate increased 670 basis points to 58.0% from 51.3% in the prior year quarter. The components of the change in gross margin rate were as follows:

•lower inbound freight rates, which favorably impacted gross margin by 480 basis points;
•lower product costs, which favorably impacted gross margin by 150 basis points;
•an increase in the mix of DTC channel net sales, which favorably impacted gross margin by 110 basis points;
•the favorable impact of lower than anticipated recall-related costs, which favorably impacted gross margin by 20 basis points; and
•other impacts, net of higher customization costs and depreciation and amortization expense, which favorably impacted gross margin by 20 basis points.

These were partially offset by higher promotions in our DTC channel, including Amazon Prime Day promotions, which unfavorably impacted gross margin by 110 basis points.

Selling, General, and Administrative Expenses

SG&A expenses increased $35.4 million, or 23%, to $189.4 million for the three months ended September 30, 2023, compared to $153.9 million for the three months ended October 1, 2022. As a percentage of net sales, SG&A expenses increased 820 basis points to 43.7% for the three months ended September 30, 2023 from 35.5% for the three months ended October 1, 2022, which was partly driven by deleverage due to the impact of the stop sale on our net sales growth, as discussed above. The increase in SG&A expenses was primarily driven by:

•an increase in variable expenses of $13.7 million (increasing SG&A as a percent of net sales by 320 basis points) comprised of:
–higher distribution costs, including outbound freight and Amazon Marketplace fees; and
•an increase in non-variable expenses of $21.7 million (increasing SG&A as a percent of net sales by 500 basis points) comprised of:
–an increase in employee costs, primarily driven by incentive compensation and, and to a lesser degree, investments in headcount to support future growth, investments in marketing expenses, and asset impairments.

Non-Operating Expenses

Interest expense, net was $0.3 million for the three months ended September 30, 2023, compared to $1.5 million for the three months ended October 1, 2022. This decrease was primarily driven by higher interest income, partially offset by an increase in interest expense due to higher interest rates on our outstanding long-term debt.

Other expense was $4.0 million for the three months ended September 30, 2023, compared to other expense of $7.3 million for the three months ended October 1, 2022. The change in other expense was due to a reduction in foreign currency losses on intercompany balances.

Income tax expense was $14.9 million for the three months ended September 30, 2023, compared to $14.2 million for the three months ended October 1, 2022. The effective tax rate for the three months ended September 30, 2023 was 26%, compared to 24% for the three months ended October 1, 2022. The increase in both the income tax expense and the effective tax rate was primarily due to a discrete tax expense related to a change in the reserve estimate for an uncertain tax position in the three months ended September 30, 2023.

Nine Months Ended September 30, 2023 Compared to October 1, 2022

	Nine Months Ended		Change
	September 30, 2023	October 1, 2022
(dollars in thousands)			$	%
Net sales	$1,138,920	$1,147,226	$(8,306)	(1)%
Gross profit	$627,959	$596,366	$31,593	5%
Gross margin (gross profit as a % of net sales)	55.1%	52.0%	310 basis points
Selling, general, and administrative expenses	$500,653	$426,263	$74,390	17%
SG&A as a % of net sales	44.0%	37.2%	680 basis points

Net Sales

Net sales decreased $8.3 million, or 1%, to $1,138.9 million for the nine months ended September 30, 2023, compared to $1,147.2 million for the nine months ended October 1, 2022. Net sales for the nine months ended September 30, 2023 were unfavorably impacted by $24.5 million related to the recall reserve adjustment (See “Product Recall Update” above for additional information). Excluding the unfavorable recall reserve adjustment, net sales increased $16.2 million, or 1%, primarily due to growth in our DTC channel. Net sales for the nine months ended September 30, 2023, include $18.8 million of sales related to gift card redemptions in connection with recall remedies. Our results have also been materially adversely impacted by the stop sale of certain soft coolers included in the recalls initiated during the first quarter of 2023.

Net sales in our two channels were as follows:

•DTC channel net sales increased $44.6 million, or 7%, to $652.9 million, compared to $608.2 million in the prior year period, due to growth in Drinkware. Excluding the $8.1 million unfavorable impact of the recall reserve adjustment (as discussed above), DTC channel net sales increased $52.8 million, or 9%, due to growth in both Drinkware and Coolers & Equipment. DTC channel mix was 57% in the first nine months of 2023 compared to 53% in the first nine months of 2022.
•Wholesale channel net sales decreased $52.9 million, or 10%, to $486.1 million, compared to $539.0 million in the same period last year. Excluding the $16.4 million impact of the recall reserve adjustment (as discussed above), wholesale channel net sales decreased $36.6 million, or 7%, due to a decline in both Coolers & Equipment and Drinkware.

Net sales in our two primary product categories were as follows:

•Drinkware net sales increased by $37.9 million, or 6%, to $677.0 million, compared to $639.1 million in the prior year period, reflecting the strong demand for Rambler® straw lid mugs, expanded offerings in Rambler® bottles, the introductions of our new Yonder® bottles, our new beverage bucket, and new seasonal colorways.
•Coolers & Equipment net sales decreased by $49.5 million, or 10%, to $432.5 million, compared to $482.0 million in the same period last year, and were unfavorably impacted by $24.5 million due to the recall reserve adjustment (as discussed above). Excluding the $24.5 million unfavorable impact of the recall reserve adjustment, Coolers & Equipment sales decreased $25.0 million, or 5%, primarily due to the stop sale of the products affected by the recalls. These impacts were partially offset by strong performance in hard coolers, our existing Hopper® Flip Soft Cooler line, and cargo.

Gross Profit

Gross profit increased $31.6 million, or 5%, to $628.0 million compared to $596.4 million in the prior year period. Gross margin rate increased 310 basis points to 55.1% from 52.0% in the same period last year. Gross margin for the first three quarters of 2023 was unfavorably impacted by $17.4 million related to the product recalls (See “Product Recall Update” above for additional information), which unfavorably impacted gross margin by 40 basis points. The other components of the change in gross margin rate were as follows:

•lower inbound freight, including the favorable impact of a prior year out-of-period adjustment as well as lower rates, which favorably impacted gross margin by 330 basis points;
•lower product costs, which favorably impacted gross margin by 80 basis points; and
•an increase in the mix of DTC channel net sales, which favorably impacted gross margin by 40 basis points.

These were partially offset by:

•higher promotions in our DTC channel, including Amazon Prime Day promotions, which unfavorably impacted gross margin by 40 basis points;
•the unfavorable impact of foreign currency exchange rates, which negatively impacted gross margin by 20 basis points; and
•other impacts, including higher depreciation and amortization expense and customization costs, which unfavorably impacted gross margin by 40 basis points.

Selling, General, and Administrative Expenses

SG&A expenses increased by $74.4 million, or 17%, to $500.7 million for the nine months ended September 30, 2023 compared to $426.3 million for the nine months ended October 1, 2022. As a percentage of net sales, SG&A expenses increased by 680 basis points to 44.0% for the nine months ended September 30, 2023 compared to 37.2% for the nine months ended October 1, 2022, which was partly driven by deleverage due to the impact of the stop sale and the recall reserve adjustment on our net sales growth, as discussed above. The increase in SG&A expenses was primarily driven by:

•an increase in variable expenses of $24.6 million (increasing SG&A as a percent of net sales by 230 basis points) comprised of:
–higher distribution costs, including outbound freight and Amazon Marketplace fees;
•an increase in non-variable expenses of $60.3 million (increasing SG&A as a percent of net sales by 540 basis points) comprised of:
–an increase in employee costs, primarily driven by incentive compensation and, to a lesser degree, investments in headcount to support future growth, investments in marketing expenses, warehousing costs, facility costs, and asset impairments; which were partially offset by
•a favorable $10.5 million impact related to the recall reserve adjustment (decreasing SG&A as a percent of net sales by 90 basis points). See “Product Recall Update” above for additional information.

Non-Operating Expenses

Interest expense, net was $1.6 million for the nine months ended September 30, 2023, compared to $3.2 million for the nine months ended October 1, 2022. The decrease was primarily driven by higher interest income, partially offset by an increase in interest expense due to higher interest rates on our outstanding long-term debt.

Other expense was $2.8 million for the nine months ended September 30, 2023, compared to $12.2 million for the nine months ended October 1, 2022. The change in other expense was primarily due to a reduction in foreign currency losses on intercompany balances.

Income tax expense was $31.6 million for the nine months ended September 30, 2023, compared to $37.2 million for the nine months ended October 1, 2022. The decrease in income tax expense is due to lower income before income taxes. The effective tax rate for the nine months ended September 30, 2023 was 26%, compared to 24% for the nine months ended October 1, 2022. The higher effective tax rate was primarily due to discrete tax expenses related to the vesting of certain stock-based compensation and a change in the reserve estimate for an uncertain tax position in the nine months ended September 30, 2023.

Liquidity and Capital Resources

General

Our cash requirements have principally been for working capital purposes, long-term debt repayments, and capital expenditures. We fund our working capital, which primarily consists of inventory and accounts receivable, and our capital investments from cash flows from operating activities, cash on hand, and borrowings available under our Revolving Credit Facility. We believe that our current operating performance, operating plan, our strong cash position, and borrowings available under our Revolving Credit Facility, will be sufficient to satisfy our foreseeable liquidity needs and capital expenditure requirements for at least the next twelve months.

Current Liquidity

As of September 30, 2023, we had a cash balance of $281.4 million, working capital (excluding cash) of $149.1 million, and $300.0 million of borrowings available under the Revolving Credit Facility.

Credit Facility

Our Credit Facility provides for a $300.0 million Revolving Credit Facility and a $84.4 million term loan (“Term Loan A”).

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

At September 30, 2023, we had $83.3 million principal amount of indebtedness outstanding under Term Loan A under the Credit Facility and no outstanding borrowings under the Revolving Credit Facility. The weighted-average interest rate for borrowings under Term Loan A was 6.70% during the three months ended September 30, 2023.

The Credit Facility requires us to comply with certain covenants, including financial covenants regarding our total net leverage ratio and interest coverage ratio. Fluctuations in these ratios may increase our interest expense. Failure to comply with these covenants and certain other provisions of the Credit Facility, or the occurrence of a change of control, could result in an event of default and an acceleration of our obligations under the Credit Facility or other indebtedness that we may incur in the future. At September 30, 2023, we were in compliance with all covenants and expect to remain in compliance with all covenants under the Credit Facility.

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

Cash Flows from Operating, Investing, and Financing Activities

The following table summarizes our cash flows from operating, investing and financing activities for the periods indicated (in thousands):

	Nine Months Ended
	September 30, 2023	October 1, 2022
Cash flows provided by (used in):
Operating activities	$114,769	$(72,215)
Investing activities	$(58,263)	$(40,417)
Financing activities	$(11,931)	$(120,213)
Operating Activities

Cash flows related to operating activities are dependent on net income, non-cash adjustments to net income, and changes in working capital. The increase in cash provided by operating activities during the nine months ended September 30, 2023 compared to cash used by operating activities during the nine months ended October 1, 2022 is primarily due to an increase in net cash provided by working capital, partially offset by a decrease in net income, adjusted for non-cash items, including the impact of our recalls, for the periods compared. The increase in cash provided by working capital was primarily due to a decrease in inventory, partially offset by an increase in accounts receivable, and a decrease in accounts payable and accrued expenses and taxes payable.
Investing Activities
The increase in cash used in investing activities during the nine months ended September 30, 2023 was primarily related to increased purchases for production molds, tooling and equipment, and leasehold improvements.
Financing Activities

The decrease in cash used by financing activities during the nine months ended September 30, 2023 was primarily driven by repurchases of common stock in the prior year period.

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

Product Recall Reserves

As described in Note 10 of the Notes to the Unaudited Condensed Consolidated Financial Statements, we announced voluntary recalls for our Hopper® M30 Soft Cooler, Hopper® M20 Soft Backpack Cooler, and SideKick Dry® gear case (the “affected products”). Estimating the cost of recall remedies required significant judgment and is primarily based on i) expected consumer participation rates; and ii) the estimated costs of the consumer’s elected remedy in the voluntary recalls, including estimated cost of offered product replacements and elections to receive gift cards in lieu of product replacements, logistics costs and other recall-related costs.

In the second quarter of 2023, we began processing claims and returns for our product recall, and based on such experience and observed trends, we reevaluated our prior assumptions and adjusted our estimated product recall reserve. These trends included higher than anticipated elections by consumers to receive gift cards in lieu of product replacement remedies, variations in individual product participation rates, and lower logistics costs than previously estimated. As a result, we updated our initial recall reserve assumptions, which increased the estimated recall expense reserve by $8.5 million in the second quarter of 2023. However, the overall consumer recall participation rate has remained consistent with our expectations.

We will continue to reevaluate these assumptions each period, and the related reserves may be adjusted when factors indicate that the reserve is either not sufficient to cover or exceeds the estimated product recall expenses. The ultimate impact from the recalls could differ materially from these estimates. As of September 30, 2023 and December 31, 2022, the reserve for the estimated product recall expenses was $25.9 million and $94.8 million, respectively, and is included within accrued expenses and other current liabilities on our consolidated balance sheets. In addition, we recorded an inventory reserve, or write-off, of $34.1 million for our unsalable inventory on-hand as of December 31, 2022. As of September 30, 2023, the balance of the inventory reserve was nominal and decreased from December 31, 2022 due to physical scrapping of the unsalable inventory on-hand.
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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding disclosures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2023.

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2023, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

The risks and uncertainties discussed below update and supersede the risks and uncertainties previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the SEC on February 27, 2023. Other than the addition of a risk factor regarding risks related to our environmental, social and governance goals, there have been no material changes to the risks and uncertainties previously disclosed in such Annual Report on Form 10-K.

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

The YETI name and premium brand image are integral to the growth of our business, as well as to the implementation of our strategies for expanding our business. Our success depends on the value and reputation of our brand, which is rooted in passion for the outdoors. To sustain long-term growth, we must continue to successfully promote our products to consumers who align with the values of our brand, as well as to individuals who simply value products of uncompromising quality and design. Our ability to execute our marketing and growth strategy depends on many factors, such as the quality, design, performance, functionality, and durability of our products, the image and reputation of our e-commerce platform, the design of our retail partner floor spaces, the impact of our communication activities, including advertising, social media, and public relations, and our management of the customer experience, including direct interfaces through customer service. Maintaining, promoting, and positioning our brand are important to expanding our customer base and will depend largely on the success of our marketing and merchandising efforts and our ability to provide consistent, high-quality customer experiences.

We have made, and we expect that we will continue to make, significant investments in promoting our products and attracting new customers, including through the use of corporate partnerships, YETI Ambassadors, traditional, digital, and social media, original
YETI films, and participation in, and sponsorship of, community events. Marketing campaigns can be expensive and may not result in the cost-effective acquisition of customers. Ineffective marketing, ongoing and sustained promotional activities, negative publicity, product diversion to unauthorized distribution channels, product or manufacturing defects, product recalls, counterfeit products, unfair labor practices, and failure to protect the intellectual property rights in our brand are some of the potential threats to the strength of our brand, and those and other factors could rapidly and severely diminish customer confidence in us. Furthermore, these factors could cause our customers to lose the personal connection they feel with the YETI brand. Actions taken by individuals that we partner with, such as YETI ambassadors, influencers or our associates, that fail to represent our brand in a manner consistent with our brand image, whether through our social media platforms or their own, could also harm our brand reputation and materially impact our business. Further, as our brand becomes more widely known, future marketing campaigns may not attract new customers at the same rate as past campaigns. Inflation and rising product costs may also affect our ability to provide products in a cost-effective manner and hinder us from attracting new customers. If we are unable to attract new customers, or fail to do so in a cost-effective manner, our growth could be slower than we expect and our business could be harmed.

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

To ensure adequate inventory supply, we must forecast inventory needs and place orders with our manufacturers before firm orders are placed by our customers. Forecasts are particularly challenging as we expand into new markets and geographies, develop and market new products, and face uncertainties related to consumer discretionary spending and general market conditions, including current uncertainty related to interest rates, inflation rates, and geopolitical events. Our historical sales, expense levels, and profitability may not be an appropriate basis for forecasting future results. If we fail to accurately forecast customer demand, including relating to our expected growth, we may experience excess inventory levels or a shortage of product to deliver to our customers. Failure to accurately forecast our results of operations and growth rate could also cause us to make poor operating decisions and we may not be able to adjust in a timely manner. Consequently, actual results could be materially lower than anticipated. Even if the markets in which we compete expand, we cannot assure you that our business will grow at similar rates, or at all.

Factors that could affect our ability to accurately forecast demand for our products include: (a) an increase or decrease in consumer demand for our products; (b) our failure to accurately forecast consumer acceptance for our new products; (c) product introductions by competitors; (d) unanticipated changes in general market conditions or other factors, which may result in cancellations of advance orders or a reduction or increase in the rate of reorders or at-once orders placed by retailers; (e) impacts on consumer demand due to unseasonable weather conditions; (f) weakening economic conditions or consumer confidence in future economic conditions or inflationary conditions resulting in rising prices, which could each reduce demand for discretionary items, such as our products; and (g) terrorism or acts of war, or the threat thereof, or political or labor instability or unrest, riots, or public health crises, which could adversely affect consumer confidence and spending or interrupt production and distribution of product and raw materials.

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

Difficulty in forecasting demand, which we have encountered from time to time as a result of global supply chain constraints, also makes it difficult to estimate our future results of operations and financial condition from period to period. A failure to accurately predict the level of demand for our products could adversely impact our profitability or cause us not to achieve our expected financial results.

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

We have expanded our operations and employee headcount, and the scope and complexity of our business have increased substantially over the past several years. We have only a limited history operating our business at its current scale. Consequently, if our operations continue to grow at a rapid pace, we may experience difficulties in managing our growth and building the appropriate processes and controls. Future rapid growth may increase the strain on our resources, and we could experience operating difficulties, including difficulties in sourcing, logistics, recruiting, maintaining internal controls, marketing, designing innovative products, and meeting consumer needs. If we do not adapt to meet these evolving challenges, the strength of our brand may erode, the quality of our products may suffer, we may not be able to deliver products on a timely basis to our customers, and our corporate culture may be harmed.

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

The markets in which we compete are highly competitive, with low barriers to entry. Numerous other brands and retailers offer a wide variety of products that compete with our coolers, drinkware, and other products, including our bags, cargo, and outdoor lifestyle products and accessories. Competition in these product markets is based on a number of factors including product quality, performance, durability, styling, brand image and recognition, and price. Our competitors may be able to develop and market higher quality products that compete with our products, sell their products for lower prices, adapt to changes in consumers’ needs and preferences more quickly, devote greater resources to the design, sourcing, distribution, marketing, and sale of their products, or generate greater brand recognition than us. In addition, as we expand into new product categories, we have faced, and will continue to face, different and, in some cases, more formidable competition. We believe many of our competitors and potential competitors have significant competitive advantages, including longer operating histories, ability to leverage their sales efforts and marketing expenditures across a broader portfolio of products, global product distribution, larger and broader retailer bases and retail partners, more established relationships with a larger number of suppliers and manufacturing partners, greater brand recognition, larger or more effective brand ambassador and endorsement relationships, greater financial strength, larger research and development teams, larger marketing budgets, and more distribution and other resources than we do. Some of our competitors may aggressively discount their products or offer other attractive sales terms in order to gain market share, which could result in pricing pressures, reduced profit margins, or lost market share. If we are not able to overcome these potential competitive challenges, effectively market our current and future products, and otherwise compete effectively against our current or potential competitors, our prospects, results of operations, and financial condition could be harmed.
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

Third parties have sued us and may in the future sue us for alleged infringement of their proprietary rights. The party claiming infringement might have greater resources than we do to pursue its claims, and we could be forced to incur substantial costs and devote significant management resources to defend against such litigation, even if the claims are meritless and even if we ultimately prevail. If the party claiming infringement were to prevail, we could be forced to modify or discontinue our products, pay significant damages, or enter into expensive royalty or licensing arrangements with the prevailing party. In addition, any payments we are required to make, and any injunction we are required to comply with as a result of such infringement, could harm our reputation and financial results.

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

We depend on a limited number of third-party contract manufacturers for the sourcing of our products. For hard coolers, soft coolers, Drinkware, bags, and outdoor living and pet products our two largest manufacturers comprised approximately 71%, 92%, 70%, 79%, and 81%, respectively, of our production volume during the nine months ended September 30, 2023. For cargo, one manufacturer accounted for all of the production during the nine months ended September 30, 2023. As a result of this concentration in our supply chain, our business and operations would be negatively affected if any of our key manufacturers were to experience significant disruption affecting the price, quality, availability, or timely delivery of products. Our manufacturers could also be acquired by our competitors and may become our direct competitors, thus limiting or eliminating our access to manufacturing capacity. The partial or complete loss of our key manufacturers, or a significant adverse change in our relationship with any of these manufacturers, could result in lost sales, added costs, and distribution delays that could harm our business and customer relationships.

Our business could be harmed if we fail to execute our internal plans to transition our supply chain and certain other business processes to a global scale.

We continually assess, and re-engineer as needed, our supply chain management and business processes to support our expanding scale. Our expansion to a global scale requires significant investment of capital and human resources, the adaptation and evolution of many business processes, and the attention of many managers and other employees who would otherwise be focused on other aspects of our business. If our globalization efforts fail to produce planned efficiencies, or are not managed effectively, we may experience excess inventories, inventory shortage, late deliveries, lost sales, or increased costs. Any business disruption arising from our globalization efforts, or our failure to effectively execute our internal plans to expand globally, could harm our results of operations and financial condition.

If we cannot maintain prices or effectively implement price increases, our margins may decrease.

Our ability to maintain prices or effectively implement price increases may be affected by several factors, including pricing pressure due to intense competition in the retail industry, effectiveness of our marketing programs, the continuing growth of our brand, general economic conditions, and changes in consumer demand. For example, in 2022, increasing demand, supply constraints, inflation, and other market conditions resulted in shortages and higher costs for the production of some of our products, which led us to implement a price increase for certain of our products. We effectively implemented this price increase, but there can be no assurance that we will be able to effectively implement future price increases. During challenging economic times, consumers may be less willing or able to pay a price premium for our branded products and may shift purchases to lower-priced or other value offerings, making it more difficult for us to maintain prices and/or effectively implement price increases. In addition, our retail partners and distributors may pressure us to rescind price increases we have announced or already implemented, whether through a change in list price or increased promotional activity. If we cannot maintain prices or effectively implement price increases for our products, or must increase promotional activity, our margins may be adversely affected. Furthermore, price increases generally result in volume losses, as consumers purchase fewer units. If such losses are greater than expected or if we lose distribution due to a price increase, our business, financial condition and results of operations may be materially and adversely affected.

Fluctuations in the cost and availability of raw materials, equipment, labor, and transportation could cause manufacturing delays or increase our costs.

The price and availability of key components used to manufacture our products, including polyethylene, polyurethane foam, stainless-steel, polyester fabric, zippers, and other plastic materials and coatings, as well as manufacturing equipment and molds, may fluctuate significantly. In addition, the cost of labor at our third-party contract manufacturers could increase significantly. For example, manufacturers in China have experienced increased costs in recent years due to shortages of labor and fluctuations of the Chinese yuan in relation to the U.S. dollar. Additionally, the cost of logistics and transportation fluctuates in large part due to the price of oil and available capacity. The effects of the COVID-19 pandemic and the ongoing conflicts in Ukraine and the Middle East have contributed to significant volatility in the price of oil. Global political conditions, threatened or actual acts of war or terrorism, instability or other disruptions in oil producing regions, such as in the Middle East, South America and Europe, and trade, economic or other disagreements involving oil producing nations, can, and recently have, significantly affected the price of oil. Any fluctuations in the cost and availability of any of our raw materials or other sourcing or transportation costs related to our raw materials or products could harm our gross margins and our ability to meet customer demand. If we are unable to successfully mitigate a significant portion of these product cost increases or fluctuations, our results of operations could be harmed.

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

There is an increased focus from investors, customers, associates, business partners and other stakeholders concerning ESG matters. The expectations related to ESG matters are rapidly evolving, and we announce initiatives and goals related to ESG matters from time to time. We have established and publicly announced certain ESG goals, including our commitments to advancing racial and ethnic diversity, achieving gender parity within our workforce and reducing our greenhouse gas emissions. These statements reflect our current plans and aspirations and are not guarantees that we will be able to achieve them. Our failure to accomplish or accurately track and report on these goals on a timely basis, or at all, could adversely affect our reputation, financial performance and growth, and expose us to increased scrutiny from the investment community as well as enforcement authorities. In addition, we could be criticized for the scope of our ESG initiatives or goals.

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

As climate change and other environmental concerns become more prevalent, federal, state and local governments, non-governmental organizations and our customers, consumers and investors are increasingly concerned about these issues. New governmental requirements or changing consumer preferences could negatively impact our ability to obtain raw materials or increase our acquisition and compliance costs, which could make our products more costly, less attractive to consumers than other competitive products or reduce consumer demand. We could also lose revenue if our consumers change brands or our customers move business from us because we have not complied with their preferences and investors may choose not to invest in our securities if we do not comply with their business expectations.

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

We sell a significant amount of our products through national, regional, and independent retail partners. Twelve percent of our gross sales were made to independent retail partners for each of 2021 and 2022. For 2021 and 2022, one national retail partner accounted for approximately 10% and 11% of our gross sales, respectively. Because we are a premium brand, our sales depend, in part, on retail partners effectively displaying our products, including providing attractive space and point of purchase displays in their stores, and training their sales personnel to sell our products. If our retail partners reduce or terminate those activities, we may experience reduced sales of our products, resulting in lower gross margins, which would harm our results of operations. Our relationships with these retail partners are important to the authenticity of our brand and the marketing programs we continue to deploy. Our failure to maintain these relationships with our retail partners or financial difficulties experienced by these retail partners could harm our business.

These retail partners may decide to emphasize products from our competitors, to redeploy their retail floor space to other product categories, or to take other actions that reduce or cease their purchases of our products. We do not receive long-term purchase commitments from our independent retail partners, and orders received from our independent retail partners are cancellable. Factors that could affect our ability to maintain or expand our sales to these independent retail partners include: (a) failure to accurately identify the needs of our customers; (b) a lack of customer acceptance of new products or product expansions; (c) unwillingness of our independent retail partners and customers to attribute premium value to our new or existing products or product expansions relative to competing products; (d) failure to obtain shelf space from our retail partners; (e) new, well-received product introductions by competitors; (f) damage to our relationships with independent retail partners due to brand or reputational harm; (g) delays or defaults on our retail partners’ payment obligations to us; (h) store closures, decreased foot traffic, or other adverse effects resulting from public health crises; and (i) economic conditions, including levels of consumer discretionary spending, which may be impacted by rising inflation, unemployment and interest rates.

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
We currently have a limited number of country and region-specific YETI websites and have plans to expand our e-commerce platform to others. Expanding into new countries and regions may impose different and evolving laws governing the operation and marketing of e-commerce websites, as well as the collection, storage, and use of information on customers interacting with those websites. We may incur additional costs and operational challenges in complying with these laws, and differences in these laws may cause us to operate our business differently, and less effectively, in different territories. If so, we may incur additional costs and may not fully realize the investment in our international expansion.

If we do not successfully implement our retail store expansion plans, our growth and profitability could be harmed.

We have and may continue to expand our existing DTC channel by opening new retail stores. We currently operate seventeen retail stores across ten states. Our ability to open new retail stores in a timely manner and operate them profitably depends on a number of factors, many of which are beyond our control, including:

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

We may not be able to successfully address the risks that opening retail stores entails. In order to pursue our retail store strategy, we will be required to expend significant cash resources prior to generating any sales in these stores. We may not generate sufficient sales from these stores to justify these expenses, which could harm our business and profitability. The substantial management time and resources, which any future retail store expansion strategy may require, could also result in disruption to our existing business operations, which may decrease our net sales and profitability.

Insolvency, credit problems or other financial difficulties that could confront our retail partners could expose us to financial risk.

We sell to the large majority of our retail partners on open account terms and do not require collateral or a security interest in the inventory we sell them. Consequently, our accounts receivable with our retail partners are unsecured. Insolvency, credit problems, or other financial difficulties confronting our retail partners could expose us to financial risk. These actions could expose us to risks if they are unable to pay for the products they purchase from us. Financial difficulties of our retail partners could also cause them to reduce their sales staff, use of attractive displays, number or size of stores, and the amount of floor space dedicated to our products. Further, economic conditions resulting in diminished liquidity or credit availability, increases in inflation rates, rising interest rates, declines in consumer confidence, declines in economic growth, or uncertainty about economic stability, may lead to a material reduction in sales of our products by our retail partners. Any reduction in sales by, or loss of, our current retail partners or customer demand, or credit risks associated with our retail partners, could harm our business, results of operations, and financial condition.

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
Our business requires compliance with many laws and regulations, including labor and employment, sales and other taxes, customs, and consumer protection laws and ordinances that regulate retailers generally and/or govern the importation, promotion, and sale of merchandise, and the operation of stores and warehouse facilities. Failure to comply with these laws and regulations could subject us to lawsuits and other proceedings, and could also lead to damage awards, fines, and penalties. We are periodically involved in, and may in the future become involved in, legal proceedings and audits, including government and agency investigations, and consumer, employment, tort, and other litigation. The outcome of some of these legal proceedings, audits, and other contingencies could require us to take, or refrain from taking, actions that could harm our operations or require us to pay substantial amounts of money, harming our financial condition and results of operations. Additionally, defending against these lawsuits and proceedings may be necessary, which could result in substantial costs and diversion of management’s attention and resources, harming our business, financial condition, and results of operations. Any pending or future legal or regulatory proceedings and audits could harm our business, financial condition, and results of operations.

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

In January 2023, we notified the CPSC of a potential safety concern regarding the magnet-lined closures of our Hopper® M30 Soft Cooler, Hopper® M20 Soft Backpack Cooler, and SideKick Dry® gear case (the “affected products”) and initiated a global stop sale of the affected products. In February 2023, we proposed a voluntary recall of the affected products to the CPSC and other relevant global regulatory authorities. In March 2023, we announced separate, voluntary recalls of the affected products in collaboration with the CPSC. The global stop sale of the affected products and voluntary recalls has subjected and will continue to subject us to substantial costs, including, but not limited to, product recall remedies, legal and advisory fees, and recall-related logistics costs. These actions may also result in adverse publicity, harm our brand and divert management’s attention and resources from our operations. As the voluntary recalls have commenced, we have made certain adjustments to our estimates regarding the impact of the voluntary recalls. Actual costs related to the global stop sale and voluntary recalls of the affected products may vary from our estimates, which are primarily based on expected consumer participation rates and the estimated costs of the consumer’s elected remedy in the proposed voluntary recall and may have further negative effects on our business. Any of these events or claims could harm our reputation, business, financial condition and results of operations.

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

Our business is vulnerable to damage or interruption from earthquakes, fires, floods, power losses, telecommunications failures, terrorist attacks, acts of war, riots, public health crises, human errors, criminal acts, and similar events. For example, a significant natural disaster, such as an earthquake, fire, or flood, could result in substantial losses or other costs, and our insurance coverage may be insufficient or unavailable to compensate us for losses that may occur. Our corporate offices, one of our distribution centers, and one of our data center facilities are located in Texas, a state that frequently experiences floods and storms, and our third-party contract manufacturers ship most of our products to our distribution centers in Memphis, Tennessee, and Salt Lake City, Utah, which are susceptible to floods, earthquakes and wildfires. In addition, the facilities of our suppliers and where our manufacturers produce our products are located in parts of Asia that frequently experience typhoons and earthquakes. Facilities of third-party logistics providers located in other countries that warehouse and distribute our finished products internationally also face local extreme weather conditions. Acts of terrorism and public health crises could also cause disruptions in our or our suppliers’, manufacturers’, and logistics providers’ businesses or the economy as a whole. For example, the COVID-19 pandemic contributed significantly to global supply chain issues, with restrictions and limitations on related activities causing disruption and delay. These disruptions and delays strained certain domestic and international supply chains, which affected the flow or availability of certain of our products. We may not have sufficient protection or recovery plans in some circumstances, such as natural disasters affecting Texas or other locations where we have operations or store significant inventory. Our servers are also vulnerable to computer viruses, criminal acts, denial-of-service attacks, ransomware, and similar disruptions from unauthorized tampering with our computer systems, which could lead to interruptions, delays, or loss of critical data. As we rely heavily on our information technology and communications systems and the Internet to conduct our business and provide high-quality customer service, these disruptions could harm our ability to run our business and either directly or indirectly disrupt our suppliers’ or manufacturers’ businesses, which could harm our business, results of operations, and financial condition. Any such disruptions to our third-party contract manufacturers could have similar effect.
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

Our annual and quarterly results of operations may also fluctuate significantly as a result of a variety of other factors, including, among other things, the timing of the introduction of and advertising for our new products and those of our competitors and changes in our product mix. Our results have also been, and may continue to be, impacted by the voluntary recalls of certain of our products and timing and our ability to provide a remedy with respect to the affected products. Variations in weather conditions may also harm our quarterly results of operations. In addition, we may not be able to adjust our spending in a timely manner to compensate for any unexpected shortfall in our sales. As a result of these seasonal and quarterly fluctuations, we believe that comparisons of our results of operations between different quarters within a single fiscal year, or across different fiscal years, are not necessarily meaningful and that these comparisons cannot be relied upon as indicators of our future performance. In the event that any seasonal or quarterly fluctuations in our net sales and results of operations result in our failure to meet our forecasts or the forecasts of the research analysts that may cover us in the future, the market price of our common stock could fluctuate or decline.

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
Our products are discretionary items for customers. Therefore, the success of our business depends significantly on economic factors and trends in consumer spending. There are a number of factors that influence consumer spending, including actual and perceived economic conditions, consumer confidence, disposable consumer income, consumer credit availability, unemployment, and tax rates in the markets where we sell our products. Consumers also have discretion as to where to spend their disposable income and may choose to purchase other items or services if we do not continue to provide authentic, compelling, and high-quality premium products at appropriate price points. As global economic conditions continue to be volatile and economic uncertainty remains, trends in consumer discretionary spending also remain unpredictable and subject to declines. Any of these factors could harm discretionary consumer spending, resulting in a reduction in demand for our products, decreased prices, and harm to our business and results of operations. Moreover, consumer purchases of discretionary items, such as our products, tend to decline during recessionary periods when disposable income is lower or during other periods of economic instability or uncertainty, which may slow our growth more than we anticipate. For example, increased oil costs, inflationary conditions resulting in rising prices, including the prices of our products, and increased interest rates could lead to declines in discretionary spending by consumers, resulting in a reduction in demand for our products, and in turn may materially adversely impact our sales, profitability, and financial condition. Adverse economic conditions in markets in which we sell our products particularly in the United States, may materially harm our sales, profitability, and financial condition.

Public health crises could negatively impact our business, sales, financial condition, results of operations and cash flows.
Public health crises and preventative measures taken to contain or mitigate them have caused, and may in the future cause, business slowdowns or shutdowns in affected areas and significant disruption in the financial markets both globally and in the United States. The emergence of a pandemic, epidemic, or infectious disease outbreak could, among other risks, lead to:

•the possibility of retail store closures or reduced operating hours and/or decreased retail traffic;
•disruption to our distribution centers and our third-party manufacturing partners and other vendors, including the effects of facility closures as a result of outbreaks of illnesses, or measures taken by federal, state or local governments to reduce the spread of illness, reductions in operating hours, labor shortages, and real time changes in operating procedures, including for additional cleaning and disinfection procedures; and
•significant disruption of global financial markets, which could have a negative impact on our ability to access capital in the future.

For example, the COVID-19 pandemic contributed significantly to global supply chain constraints, with restrictions and limitations on related activities causing disruption and delay. These disruptions and delays strained domestic and international supply chains, resulting in port congestion, transportation delays as well as labor and container shortages, and affected the flow or availability of certain products. In addition, increased demand for online purchases of products impacted our fulfillment operations and small parcel network, resulting in potential delays in delivering products to our customers. Other future public health crises could have a similar effect.

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

We continuously make improvements to our information systems, including undertaking various technology upgrades and enhancements to support our business growth. The implementation of new software and hardware involves risks and uncertainties that could cause disruptions, delays or deficiencies in the design, implementation or application of these systems. The failure of our information systems to operate effectively or to integrate with other systems, or a breach in security of these systems, could cause delays in product fulfillment and reduced efficiency of our operations, which could negatively impact our financial results. If we experienced any significant disruption to our financial information systems that we are unable to mitigate, our ability to timely report our financial results could be impacted, which could negatively impact our stock price.

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

Remediation and repair of any failure, problem or breach of our key information systems could require significant capital investments. Furthermore, the implementation of new information technology systems or any remediation of our key information systems requires investment of capital and human resources, the re-engineering of business processes, and the attention of many employees who would otherwise be focused on other areas of our business. The implementation of new initiatives and remediation of existing systems may not achieve the anticipated benefits and may divert management’s attention from other operational activities, negatively affect employee morale, or have other unintended consequences. Additionally, if we are not able to accurately forecast expenses and capitalized costs related to system upgrades and repairs, our financial condition and operating results may be adversely impacted.

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
Threats to information technology security can take a variety of forms. Individual and groups of hackers and sophisticated organizations, including state-sponsored organizations or nation-states, continuously undertake attacks that may pose threats to our customers and our information technology systems. These actors may use a wide variety of methods, which may include developing and deploying malicious software or exploiting vulnerabilities in hardware, software, or other infrastructure in order to attack our information technology systems or gain access to our systems, using social engineering techniques to induce our employees, users, partners, or customers to disclose passwords or other sensitive information, or take other actions to gain access to our data or our customers’ data, impersonating authorized users, or acting in a coordinated manner to launch distributed denial of service or other coordinated attacks. Although we have taken steps to protect the security of our information systems and the data maintained in those systems, we have, from time to time, experienced threats to our data and systems, including malware and computer virus attacks and it is possible that in the future our safety and security measures will not prevent the systems’ improper functioning or damage, or the improper access or disclosure of personally identifiable information such as in the event of cyberattacks. For example, system administrators may misconfigure networks, inadvertently providing access to unauthorized personnel or fail to timely remove employee account access when no longer appropriate. Employees or third parties may intentionally compromise our security or systems, or reveal confidential information. There have been media reports regarding increased cybersecurity threats and potential breaches because of the increase in numbers of individuals working from home. Additionally, external events, like the conflict between Russia and Ukraine, can increase the likelihood of cybersecurity attacks. Cyberthreats are constantly evolving, increasing the difficulty of detecting and successfully defending against them.

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

In addition, privacy laws, rules, and regulations are constantly evolving in the United States and abroad and may be inconsistent from one jurisdiction to another. For example, in December 2020, the State of California enacted the California Privacy Rights Act, or CPRA, which became effective on January 1, 2023, and substantially amends and expands the current California Consumer Privacy Act bringing the California regulations more in line with the European Union’s General Data Protection Regulation, or GDPR. Further, as we expand internationally, we are subject to additional privacy rules, such as the GDPR, many of which are significantly more stringent than those in the United States. Complying with these evolving obligations is costly, and any failure to comply could give rise to unwanted media attention and other negative publicity, damage our customer and consumer relationships and reputation, and result in lost sales, fines, or lawsuits, and may harm our business and results of operations.

Risks Related to Our Financial Condition and Tax Matters

We depend on cash generated from our operations to support our growth, and we may need to raise additional capital, which may not be available on terms acceptable to us or at all.

We primarily rely on cash flow generated from our sales to fund our current operations and our growth initiatives. As we expand our business, we will need significant cash from operations to purchase inventory, increase our product development, expand our manufacturer and supplier relationships, pay personnel, pay for the increased costs associated with operating as a public company, expand internationally, and further invest in our sales and marketing efforts. If our business does not generate sufficient cash flow from operations to fund these activities and sufficient funds are not otherwise available from our current or future credit facility, we may need additional equity or debt financing. Global economic factors affecting the financial and credit markets, such as diminished liquidity and credit availability, increases in inflation rates, rising interest rates, declines in consumer confidence, declines in economic growth, and uncertainty about stability could impact our ability to obtain financing. If such financing is not available to us on satisfactory terms, our ability to operate and expand our business or to respond to competitive pressures could be harmed. Moreover, if we raise additional capital by issuing equity securities or securities convertible into equity securities, the ownership of our existing stockholders may be diluted. The holders of new securities may also have rights, preferences or privileges which are senior to those of existing holders of common stock. In addition, any indebtedness we incur may subject us to covenants that restrict our operations and will require interest and principal payments that could create additional cash demands and financial risk for us.

Our indebtedness may limit our ability to invest in the ongoing needs of our business and if we are unable to comply with the covenants in our current Credit Facility, our liquidity and results of operations could be harmed.

As of September 30, 2023, we had $83.3 million principal amount of indebtedness outstanding under the Credit Facility (as defined in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Business Overview” of this Report). The Credit Facility is jointly and severally guaranteed by certain of our wholly-owned material subsidiaries, including YETI Coolers, LLC, which we refer to as YETI Coolers, and YETI Custom Drinkware LLC, and any of our future subsidiaries that become guarantors, together, which we refer to as the Guarantors, and is also secured by a first-priority lien on substantially all of our assets and the assets of the Guarantors, in each case subject to certain customary exceptions. We may, from time to time, incur additional indebtedness under the Credit Facility.

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

In addition, member states of the Organization for Economic Co-Operation and Development (“OECD”) are continuing discussions surrounding fundamental changes to the taxing rights of governments and allocation of profits among tax jurisdictions in which companies do business. In December 2022, the European Union (“EU”) member states reached an agreement to a 15% global minimum tax rate pursuant to the OECD’s tax reform initiative. The directive is expected to be enacted into the national law of the EU member states by December 31, 2023. Although it is uncertain if more or all of these proposals will be enacted, a significant change in U.S. tax law, or that of other countries where we operate or have a presence, may materially and adversely impact our income tax liability, provision for income taxes and effective tax rate. We regularly assess all of these matters to determine the adequacy of our income tax provision, which is subject to significant judgment.

We are subject to credit risk in connection with providing credit to our retail partners, and our results of operations could be harmed if a material number of our retail partners were not able to meet their payment obligations.

We are exposed to credit risk primarily relating to our accounts receivable. We provide credit to our retail partners in the ordinary course of our business and perform ongoing credit evaluations. While we believe that our exposure to concentrations of credit risk with respect to trade receivables is mitigated by our large retail partner base, and we make allowances for credit losses, we nevertheless run the risk of our retail partners not being able to meet their payment obligations, particularly in a future economic downturn. If a material number of our retail partners were not able to meet their payment obligations, our results of operations could be harmed.

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

Item 5. Other Information

Insider Trading Arrangements

During the three months ended September 30, 2023, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or constituted a “non Rule 10b5-1 trading arrangement.”

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

101*
The following unaudited financial statements from YETI Holdings, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2023, formatted in Inline eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Equity, (v) Consolidated Statements of Cash Flows, and (v) Notes to the Unaudited Condensed Consolidated Financial Statements

104*	Cover Page Interactive Data File (embedded within the Exhibit 101 Inline XBRL document)

* Filed herewith.
** Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

YETI Holdings, Inc.

Dated: November 9, 2023	By:	/s/ Matthew J. Reintjes
Matthew J. Reintjes
President and Chief Executive Officer, Director (Principal Executive Officer)

Dated: November 9, 2023	By:	/s/ Michael J. McMullen
Michael J. McMullen
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)