Form 10-K
period 2023-12-30
YETI Holdings, Inc.
filed 2024-02-26
CIK 1670592

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________
FORM 10-K
________________________________________________
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes  ☐ No  ☒
As of June 30, 2023, the last business day of our mostly recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates was $2,644,447,229.
As of February 15, 2024, there were 86,933,474 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the registrant’s 2023 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission no later than 120 days after December 30, 2023, are incorporated by reference in Part III herein.

YETI HOLDINGS, INC.

Forward-Looking Statements
This Annual Report on Form 10-K (this “Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical or current fact included in this Report are forward-looking statements. Forward-looking statements include statements containing words such as “anticipate,” “assume,” “believe,” “can,” “have,” “contemplate,” “continue,” “could,” “design,” “due,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “likely,” “may,” “might,” “objective,” “plan,” “predict,” “project,” “potential,” “seek,” “should,” “target,” “will,” “would,” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operational performance or other events. For example, all statements made relating to our share repurchase program, future expectations relating to our acquisitions of Mystery Ranch, LTD and Butter Pat Industries, LLC, voluntary recalls, expected market or macroeconomic environment, estimated and projected costs, expenditures, and growth rates, plans and objectives for future operations, growth, or initiatives, or strategies are forward-looking statements. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that are expected and, therefore, you should not unduly rely on such statements. The risks and uncertainties that could cause actual results to differ materially from those expressed or implied by these forward-looking statements include but are not limited to the risks and uncertainties listed below under “Risk Factors Summary” and further described under the heading “Risk Factors” in Part I, Item 1A of this Report, as such risk factors may be amended, supplemented or superseded from time to time by other reports we file with the United States Securities and Exchange Commission.

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

•Our business is subject to the risk of catastrophic events and to interruption by problems such as terrorism, public health crises, cybersecurity incidents or other cybersecurity threats, or events affecting our information technology systems.
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

Risks Related to Information Technology and Security
•We rely significantly on information technology, and any compromise or interruption of that technology resulting from cybersecurity incidents, data security breaches, design defects or system failures could have a material negative impact on our business.

Risks Related to our Financial Condition, Accounting and Tax Matters
•We depend on cash generated from our operations to support our growth, and we may need to raise additional capital, which may not be available on terms acceptable to us or at all.
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
•Our Amended and Restated Certificate of Incorporation provides that the Court of Chancery of the State of Delaware is the sole and exclusive forum for substantially all disputes between us and our stockholders and our Amended and Restated Bylaws provide that the federal district courts of the United States are the exclusive forum for complaints asserting a cause of action under the Securities Act, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or employees.
•YETI Holdings, Inc. is a holding company with no operations of its own and, as such, it depends on its subsidiaries for cash to fund its operations and expenses, including future dividend payments, if any.

Risks Related to Acquisitions, Strategic Transactions, and Stockholder Activism
•We may be the target of strategic transactions, which could divert our management’s attention and otherwise disrupt our operations and adversely affect our business.
•We may be the target of stockholder activism, an unsolicited takeover proposal, a proxy contest, or short sellers, which could negatively impact our business.
•Acquisitions or investments in other companies could divert our management’s attention, result in dilution to our stockholders, and otherwise disrupt our operations and harm our results of operations.

WEBSITE REFERENCES
In this Annual Report on Form 10-K, we make references to our website at YETI.com. References to our website through this Form 10-K are provided for convenience only and the content on our website does not constitute a part of, and shall not be deemed incorporated by reference into, this Annual Report on Form 10-K.

TRADEMARKS AND SERVICE MARKS

Solely for convenience, certain trademark and service marks referred to in this Annual Report on Form 10-K appear without the ® or ™ symbols, but those references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights to these trademarks and service marks. This Annual Report on Form 10-K may also contain additional trademarks or service marks of other companies, which are the property of their respective owners.

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

We were founded in 2006 by avid outdoorsmen, Roy and Ryan Seiders, who were frustrated with equipment that could not keep pace with their interests in hunting and fishing. By utilizing forward-thinking designs and advanced manufacturing techniques, they developed a nearly indestructible hard cooler with superior ice retention. Our original hard cooler not only delivered exceptional performance, it anchored an authentic, passionate, and durable bond among customers and our company.
Our principal corporate offices are located in Austin, Texas. Unless the context requires otherwise, references to “YETI,” the “Company,” “we,” “us,” and “our” used herein refer to YETI Holdings, Inc. and its consolidated subsidiaries.
We have a 52- or 53-week period that ends on the Saturday closest in proximity to December 31, such that each quarterly period will be 13 weeks in length, except during a 53-week period when the fourth quarter will be 14 weeks. Our fiscal years ended December 30, 2023 (“2023”), December 31, 2022 (“2022”) and January 1, 2022 (“2021”) spanned 52 weeks each. Our fiscal year ending December 28, 2024 (“2024”) will span 52 weeks. Unless otherwise stated, references to particular years, quarters, months and periods refer to our fiscal years ended in December and the associated quarters, months, and periods of those fiscal years.

Our Products
Our product portfolio is comprised of three categories: Coolers & Equipment; Drinkware; and Other. We have a history of consistently broadening our high-performance, premium-priced product portfolio to meet our expanding customer base and their evolving pursuits. Our culture of innovation and success in identifying customer needs and wants drives our robust product roadmap. In 2023, net sales of Coolers & Equipment, Drinkware, and Other represented 36%, 62%, and 2% of net sales, respectively. Refer to Note 2 of the Notes to Consolidated Financial Statements for net sales by product category.

Coolers & Equipment
Our Coolers & Equipment family is comprised of hard coolers, soft coolers, cargo, bags, outdoor living, and associated accessories.
Hard Coolers. Our hard coolers are built with seamless rotomolded construction or injection molding construction, making them nearly indestructible. For superior ice retention, we pressure-inject up to two inches of commercial-grade polyurethane foam into the walls and lid and utilize a freezer-quality gasket to seal the lid. Our hard cooler category includes YETI Tundra, YETI Roadie, YETI V Series hard coolers, YETI TANK ice bucket, and YETI Silo 6G water cooler. We also offer related accessories, including locks, dry baskets, beverage holders, dividers, an ice scoop, and other add-ons, to enhance our products’ versatility.
Soft Coolers. The Hopper is our line of soft coolers, which are designed to be leakproof and provide superior durability and ice retention compared to ordinary soft coolers. The Hopper soft cooler product line includes: Hopper M15 Soft Cooler, Hopper M12 Soft Backpack Cooler, Hopper M30 Soft Cooler, Hopper M20 Backpack Cooler, Hopper Flip Soft Cooler, Daytrip Lunch Bag, and Daytrip Lunch Box. Our soft coolers also include related accessory options such as the Rambler Bottle Sling, MOLLE Zinger retractable lanyard, and a mountable MOLLE Bottle Opener.
In March 2023, we announced separate, voluntary recalls of our Hopper M30 Soft Cooler, Hopper M20 Soft Backpack Cooler, and SideKick Dry gear case (the “affected products”) in collaboration with the U.S. Consumer Product Safety Commission (“CPSC”). In the fourth quarter of 2023, we introduced the redesigned and improved versions of the affected products, and also launched two new sizes with the Hopper M15 Soft Cooler and the Hopper M12 Soft Backpack Cooler. For additional information on the financial impact of the voluntary recalls, see Part II, Item 7, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Cargo, Bags, and Outdoor Living. Our cargo, bags, and outdoor living product category includes: LoadOut Bucket, LoadOut GoBox, the Panga submersible duffel bag, Panga Backpack, Crossroads Collection of backpacks, duffel bags, luggage, and packing cubes, Camino Carryall, Hondo Base Camp Chair, Trailhead Camp Chair, Lowlands Blanket, Trailhead Dog Bed, Boomer Dog Bowls, and SideKick Dry gear case.

Drinkware

Most of our Drinkware products are made with durable, kitchen-grade, 18/8 stainless-steel, double-wall vacuum insulation, and our innovative No Sweat design. The result is high-performing drinkware products that keep beverages at their preferred temperature — whether hot or cold — for hours at a time without condensation. During 2022, we introduced Yonder Water Bottles, our first lightweight water bottle made of durable and safe BPA-free material. During 2023, we introduced several tableware products such as the Rambler beverage bucket, Rambler wine chiller, and Rambler cocktail shaker, and also expanded size offerings of various mugs, cups, and water bottles. Our Drinkware product line also includes the Rambler Colsters, Rambler Lowball, Rambler Wine Tumbler, Rambler Stackable Pints, Rambler Mugs, Rambler Tumblers, Rambler Straw Mugs & Cups, Rambler Bottles, Rambler Jugs, and Yonder Water Bottles. Related accessories include the Rambler Bottle Straw Cap, Rambler Bottle Chug Cap, Rambler Magslider Lid, Rambler Straw Lid, Rambler Magslider color pack, Rambler Tumbler Handles, and Rambler Jug Mount.
Other
Our Other category offers an array of apparel and gear, such as hats, shirts, bottle openers, and ice substitutes.
Segment Information
We operate as one reportable segment.
Sales Channels
We offer our products in the United States, Canada, Australia, New Zealand, Europe, and Japan through a diverse omni-channel strategy, comprised of our wholesale and our direct-to-consumer (“DTC”) channels. In 2023 and 2022, our DTC channel accounted for 60% and 58% of our net sales, respectively, and our wholesale channel accounted for 40% and 42% of our net sales, respectively. As part of our commitment to premium positioning, we maintain supply discipline, consistently enforce our minimum advertised price (“MAP”) policy, and primarily sell through one-step distribution.
In our wholesale channel, we sell to several large retailers with a national presence, including Dick’s Sporting Goods, REI, Academy Sports + Outdoors, Bass Pro Shops, Ace Hardware, Scheels, and Tractor Supply Company, and an assemblage of independent retail partners throughout the United States, Canada, Australia, New Zealand, Europe, and Japan, among others. We carefully evaluate and select retail partners that have an image and approach that are consistent with our premium brand and pricing, while also seeking new retail partners that create access to unique shopping experiences or customer bases. Our network of independent retail partners includes outdoor specialty, hardware, sporting goods, and farm and ranch supply stores, among others. As of December 30, 2023, we sold through a diverse base of approximately 4,500 retail partners in the United States, Canada, Australia, New Zealand, and Europe. No single customer accounted for 10% or more of our gross sales in 2023.
We sell our products in our DTC channel to customers on YETI.com, country and region-specific YETI websites, and YETI Authorized on the Amazon Marketplace, as well as in our retail stores. Additionally, we offer customized products with licensed marks and original artwork through our corporate sales program, on YETI.com, certain country-specific YETI websites, and at select retail stores. Our corporate sales program offers customized products to corporate customers for a wide-range of events and activities, and in certain instances may also offer products to re-sell. Additionally, we sell our full line of products at our retail stores. Our DTC channel enables us to directly interact with our customers, more effectively deliver our brand experience, better understand consumer behavior and preferences, and offer exclusive products, content, and customization capabilities. We believe our control over our DTC channel provides our customers the highest level of brand engagement and further builds customer loyalty, while generating attractive margins.

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
Marketing
We employ a wide range of marketing tactics and outlets to cultivate our relationships with experts, serious enthusiasts, and everyday consumers, including a combination of traditional, digital, social media, and grass-roots initiatives to support our premium brand, in addition to original short films and high-quality content on YETI websites.
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
In the Coolers & Equipment category, we compete against established, well-known, and legacy cooler brands, such as Igloo and Coleman, as well as numerous other brands and retailers that offer competing products. The popularity of YETI products and the YETI brand has attracted numerous new competitors including Pelican, OtterBox, and others, as well as private label brands. In the Drinkware category, we compete against well-known brands such as HydroFlask, Stanley, and Owala, as well as numerous other brands and retailers that offer competing products.
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
Seasonality
Historically, we have experienced our highest levels of net sales in the fourth quarter of the year coinciding with the seasonal holiday shopping season. In 2023, our net sales in the first, second, third, and fourth quarters represented 18%, 24%, 26%, and 32%, respectively, of our total net sales for the year. In 2022, our net sales in the first, second, third, and fourth quarters represented 18%, 26%, 27%, and 29%, respectively, of our total net sales for the year.

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

As of December 30, 2023, we employed approximately 1,050 people worldwide, representing eight countries. Of these, approximately 88% of our workforce was located in the United States. None of our employees are currently covered by a collective bargaining agreement. We have no labor-related work stoppages and believe our relations with our employees are positive and stable.
Diversity, Equity and Inclusion (“DE&I”). We believe that an equitable, inclusive, and culturally diverse environment is imperative and key to our long-term growth. We are committed to building an inclusive and diverse culture through a variety of initiatives on employee recruitment, employee training and development. Our DE&I Council is composed of a group of employees representing different demographics, backgrounds, and teams that provides perspective and counsel on DE&I-related topics. We continue to support our voluntary, employee-led affinity groups that foster a diverse and inclusive workplace aligned with our core values, goals, and business practices.

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

For more detailed information regarding our programs and initiatives related to human capital management, please see the “People” section of our 2023 Environmental, Social, and Governance Report (“ESG Report”), located on our website at www.yeti.com/en_US/esg.html. Our ESG Report does not constitute part of, and shall not be deemed to be incorporated by reference into, this Annual Report on Form 10-K.

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
.

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

We have made, and we expect that we will continue to make, significant investments in promoting our products and attracting new customers, including through the use of corporate partnerships, YETI Ambassadors, traditional, digital, and social media, original YETI films, and participation in, and sponsorship of, community events. Marketing campaigns can be expensive and may not result in the cost-effective acquisition of customers. Ineffective marketing, ongoing and sustained promotional activities, negative publicity, product diversion to unauthorized distribution channels, product or manufacturing defects, product recalls, counterfeit products, unfair labor practices, and failure to protect the intellectual property rights in our brand are some of the potential threats to the strength of our brand, and those and other factors could rapidly and severely diminish customer confidence in us. Furthermore, these factors could cause our customers to lose the personal connection they feel with the YETI brand. Actions taken by individuals that we partner with, such as YETI ambassadors, influencers or our associates, that fail to represent our brand in a manner consistent with our brand image, whether through our social media platforms or their own, could also harm our brand reputation and materially impact our business. Further, as our brand becomes more widely known, future marketing campaigns may not attract new customers at the same rate as past campaigns. Inflation or higher product costs may also affect our ability to provide products in a cost-effective manner and hinder us from attracting new customers. If we are unable to attract new customers, or fail to do so in a cost-effective manner, our growth could be slower than we expect and our business could be harmed.

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

To ensure adequate inventory supply, we must forecast inventory needs and place orders with our manufacturers before firm orders are placed by our customers. Forecasts are particularly challenging as we expand into new markets and geographies, develop and market new products, and face uncertainties related to consumer discretionary spending and general market conditions, including sustained high interest rates and inflation rates, and uncertainty related to geopolitical events, including the recent conflict in the Red Sea. Our historical sales, expense levels, and profitability may not be an appropriate basis for forecasting future results. If we fail to accurately forecast customer demand, including relating to our expected growth, we may experience excess inventory levels or a shortage of product to deliver to our customers. Failure to accurately forecast our results of operations and growth rate could also cause us to make poor operating decisions and we may not be able to adjust in a timely manner. Consequently, actual results could be materially lower than anticipated. Even if the markets in which we compete expand, we cannot assure you that our business will grow at similar rates, or at all.

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

As we grow our business, slower growing or reduced demand for our products, increased competition, a decrease in the growth rate of our overall market, failure to develop and successfully market new products, or the maturation of our business or market could harm our business. We have made and expect to continue to make significant investments in our business. We plan to continue to expand our operations and infrastructure both domestically and internationally. We also intend to continue to design, develop, and market new products and make enhancements to our existing products. If our sales do not increase at a sufficient rate to offset these increases in our operating expenses, our profitability may decline in future periods.

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

The markets in which we compete are highly competitive, with low barriers to entry. Numerous other brands and retailers offer a wide variety of products that compete with our coolers, drinkware, and other products, including our bags, cargo, and outdoor lifestyle products and accessories. Competition in these product markets is based on a number of factors including product quality, performance, durability, styling, brand image and recognition, and price. Our competitors may be able to develop and market higher quality products that compete with our products, sell their products for lower prices, adapt to changes in consumers’ needs and preferences more quickly, devote greater resources to the design, sourcing, distribution, marketing, and sale of their products, or generate greater brand recognition than us. In addition, as we expand into new product categories, we have faced, and will continue to face, different and, in some cases, more formidable competition. We believe many of our competitors and potential competitors have significant competitive advantages, including longer operating histories, ability to leverage their sales efforts and marketing expenditures across a broader portfolio of products, global product distribution, larger and broader base of retail partners, more established relationships with a larger number of suppliers and manufacturing partners, greater brand recognition, larger or more effective brand ambassador and endorsement relationships, greater financial strength, larger research and development teams, larger marketing budgets, and more distribution and other resources than we do. Some of our competitors may aggressively discount their products or offer other attractive sales terms in order to gain market share, which could result in pricing pressures, reduced profit margins, or lost market share. If we are not able to overcome these potential competitive challenges, effectively market our current and future products, and otherwise compete effectively against our current or potential competitors, our prospects, results of operations, and financial condition could be harmed.
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

Third parties have sued us and may in the future sue us for alleged infringement of their proprietary rights. The party claiming infringement might have greater resources than we do to pursue its claims, and we have been, and may in the future be, forced to incur substantial costs and devote significant management resources to defend against such litigation, even if the claims are meritless and even if we ultimately prevail. If the party claiming infringement were to prevail, we could be forced to modify or discontinue our products, pay significant damages, or enter into expensive royalty or licensing arrangements with the prevailing party. In addition, any payments we are required to make, and any injunction we are required to comply with as a result of such infringement, could harm our reputation and financial results.

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

We import our products, and rely on the timely and free flow of goods through open and operational ports from our suppliers and manufacturers. Accordingly, we are subject to certain risks, including labor disputes, union organizing activity, inclement weather, public health crises, and increased transportation costs, associated with our third-party contract manufacturers’ and carriers’ ability to provide products and services to meet our requirements. Such events could result in delayed or canceled orders by customers, unanticipated inventory accumulation or shortages, and harm to our business, results of operations, and financial condition. We are also vulnerable to risks associated with products manufactured abroad, including, among other things: (a) risks of damage, destruction, or confiscation of products while in transit to our distribution centers; and (b) transportation and other delays in shipments, including as a result of heightened security screening, port congestion, container and labor shortages, and inspection processes or other port-of-entry limitations or restrictions. Global events may also impact the import of our products. For example, in response to such global events, certain governments have, and may again in the future, implement sanctions, seizures of assets, or export control measures, which could result in higher costs, inventory shortages, or both. In addition, the recent conflict in the Red Sea has disrupted shipping routes, which has caused us to begin experiencing shipping delays and increased freight costs. Although such effects have not materially impacted our business to date, such conditions could worsen.

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

We are exposed to risk due to our concentration of business activity with certain third-party contract manufacturers of our products. For coolers & equipment products, our two largest manufacturers comprised approximately 44% of our production volume during 2023. For drinkware, our two largest manufacturers comprised approximately 73% of our production volume during 2023. As a result of this concentration in our supply chain, our business and operations would be negatively affected if any of our key manufacturers were to experience significant disruption affecting the price, quality, availability, or timely delivery of products. Our manufacturers could also be acquired by our competitors and may become our direct competitors, thus limiting or eliminating our access to manufacturing capacity. The partial or complete loss of our key manufacturers, or a significant adverse change in our relationship with any of these manufacturers, could result in lost sales, added costs, and distribution delays that could harm our business and customer relationships.

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

The price and availability of key components used to manufacture our products, including polyethylene, polyurethane foam, stainless-steel, polyester fabric, zippers, and other plastic materials and coatings, as well as manufacturing equipment and molds, may fluctuate significantly. In addition, the cost of labor at our third-party contract manufacturers and third-party logistics providers could increase significantly. Additionally, the cost of logistics and transportation fluctuates in large part due to the price of oil and available capacity. Global political conditions, threatened or actual acts of war or terrorism, instability or other disruptions in oil producing regions, such as in the Middle East, South America and Europe, and trade, economic or other disagreements involving oil producing nations, can significantly affect, and recently have significantly affected the price of oil. Any fluctuations in the cost and availability of any of our raw materials or other sourcing or transportation costs related to our raw materials or products could harm our gross margins and our ability to meet customer demand. For example, the recent conflict in the Red Sea has disrupted shipping routes, which has caused us to begin experiencing shipping delays and increased freight costs. Although such effects have not materially impacted our business to date, such conditions could worsen. If we are unable to successfully mitigate a significant portion of these product cost increases or fluctuations, our results of operations could be harmed.

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

Most of our imported products are subject to duties, indirect taxes, quotas and non-tariff trade barriers, any of which may limit the quantity of products that we may import into the U.S. and other countries or may impact the cost of such products. To maximize opportunities, we rely on free trade agreements and other supply chain initiatives, and, as a result, we are subject to government regulations and restrictions with respect to our cross-border activity. For example, we have historically received benefits from duty-free imports on certain products from certain countries pursuant to the Global System of Preferences (“GSP”) program. The GSP program expired on December 31, 2020, resulting in additional duties and negatively impacting gross margin. If the GSP program is not renewed and made retroactive, it will continue to have a negative impact on our expected results. Additionally, we are subject to government regulations relating to importation activities, including related to U.S. Customs and Border Protection (“CBP”) withhold release orders. The imposition of taxes, duties and quotas, the withdrawal from or material modification to trade agreements, and/or if CBP detains shipments of our goods pursuant to a withhold release order could have a material adverse effect on our business, results of operations and financial condition.

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

Our ability to achieve any ESG objective is subject to numerous risks, many of which are outside of our control. Examples of such risks include:

•the availability and cost of alternative energy sources;
•the evolving regulatory requirements affecting ESG practices and/or disclosures;
•the availability of suppliers that can meet our sustainability, diversity and other ESG standards;
•our ability to recruit, develop and retain diverse talent in our labor markets;
•the locations and usage of our products and the implications on their greenhouse gas emissions; and
•the success of our organic growth and acquisitions.

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

A significant portion of our sales are to national, regional, and independent retail partners in our wholesale channel. If these retail partners cease to promote or carry our current products or choose not to promote or carry new products that we develop, our brand as well as our results of operations and financial condition could be harmed.

We sell a significant amount of our products through our wholesale channel, consisting of national, regional, and independent retail partners. In 2023, our wholesale channel accounted for 40% of our net sales. No single retail partner accounted for 10% or more of our gross sales in 2023. Because we are a premium brand, our sales depend, in part, on retail partners effectively displaying our products, including providing attractive space and point of purchase displays in their stores, and training their sales personnel to sell our products. If our retail partners reduce or terminate those activities, we may experience reduced sales of our products, resulting in lower gross margins, which would harm our results of operations. Our relationships with these retail partners are important to the authenticity of our brand and the marketing programs we continue to deploy. Our failure to maintain these relationships with our retail partners or financial difficulties experienced by these retail partners could harm our business.

These retail partners may decide to emphasize products from our competitors, to redeploy their retail floor space to other product categories, or to take other actions that reduce their purchases of our products. We do not receive long-term purchase commitments from many of our retail partners, and orders received from our retail partners are often cancellable. Factors that could affect our ability to maintain or expand sales in our wholesale channel include: (a) failure to accurately identify the needs of our customers; (b) a lack of customer acceptance of new products or product expansions; (c) unwillingness of our retail partners and customers to attribute premium value to our new or existing products or product expansions relative to competing products; (d) failure to obtain shelf space from our retail partners; (e) new, well-received product introductions by competitors; (f) damage to our relationships with retail partners due to brand or reputational harm; (g) delays or defaults on our retail partners' payment obligations to us; (h) store closures, decreased foot traffic, or other adverse effects resulting from public health crises; and (i) economic conditions, including levels of consumer discretionary spending, which may be impacted by high inflation, unemployment and interest rates.

We cannot assure you that our retail partners will continue to carry our current products or carry any new products that we develop. If these risks occur, they could harm our brand as well as our results of operations and financial condition.

If our plans to increase sales through our DTC e-commerce channel are not successful, our business and results of operations could be harmed.

For 2023, our DTC channel accounted for 60% of our net sales, and our sales through the Amazon Marketplace represented approximately 15% of our net sales. Part of our growth strategy involves increasing sales through our DTC e-commerce channel. The level of customer traffic and volume of customer purchases through our country and region-specific YETI websites or other e-commerce initiatives are substantially dependent on our ability to provide a content-rich and user-friendly website, a hassle-free customer experience, sufficient product availability, and reliable, timely delivery of our products. If we are unable to maintain and increase customers’ use of our website, allocate sufficient product to our website, and increase any sales through our website, our continued DTC channel growth, our business, and results of operations could be harmed. Furthermore, any adverse change in our relationship with Amazon, including restrictions on the ability to offer products on the Amazon Marketplace or termination of the relationship, could adversely affect our continued DTC channel growth, our business, and results of operations.

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

We currently have a limited number of country and region-specific YETI websites and have plans to expand our e-commerce platform to others. Expanding into these countries and regions may impose different and evolving laws governing the operation and marketing of e-commerce websites, as well as the collection, storage, and use of information on customers interacting with those websites. We may incur additional costs and operational challenges in complying with these laws, and differences in these laws may cause us to operate our business differently, and less effectively, in different territories. If so, we may incur additional costs and may not fully realize the investment in our international expansion.

If we do not successfully implement our retail store expansion plans, our growth and profitability could be harmed.

We have and may continue to expand our existing DTC channel by opening new retail stores. As of December 30, 2023, we operated 18 retail stores across 11 states. Our ability to open new retail stores in a timely manner and operate them profitably depends on a number of factors, many of which are beyond our control, including:

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

In January 2023, we notified the CPSC of a potential safety concern regarding the magnet-lined closures of our Hopper M30 Soft Cooler, Hopper M20 Soft Backpack Cooler, and SideKick Dry gear case (the “affected products”) and initiated a global stop sale of the affected products. In February 2023, we proposed a voluntary recall of the affected products to the CPSC and other relevant global regulatory authorities. In March 2023, we announced separate, voluntary recalls of the affected products in collaboration with the CPSC. The global stop sale of the affected products and voluntary recalls has subjected and may continue to subject us to substantial costs, including, but not limited to, product recall remedies, legal and advisory fees, and recall-related logistics costs. These actions may also result in adverse publicity, harm our brand and divert management’s attention and resources from our operations. As the voluntary recalls have commenced, we have made certain adjustments to our estimates regarding the impact of the voluntary recalls. Actual costs related to the global stop sale and voluntary recalls of the affected products may vary from our estimates, which are primarily based on expected consumer participation rates and the estimated costs of the consumer’s elected remedy in the proposed voluntary recall and may have further negative effects on our business. Any of these events or claims could harm our reputation, business, financial condition and results of operations.

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

Our business is subject to the risk of earthquakes, fire, power outages, floods, and other catastrophic events, and to interruption by problems such as terrorism, public health crises, cybersecurity incidents or other cybersecurity threats, or events affecting our information technology systems.

Our business is vulnerable to damage or interruption from earthquakes, fires, floods, power losses, telecommunications failures, terrorist attacks, acts of war, riots, public health crises, and similar events. For example, a significant natural disaster, such as an earthquake, fire, or flood, could result in substantial losses or other costs, and our insurance coverage may be insufficient or unavailable to compensate us for losses that may occur. Our corporate offices, one of our distribution centers, and one of our data center facilities are located in Texas, a state that frequently experiences floods and storms, and our third-party contract manufacturers ship most of our products to our distribution centers in Memphis, Tennessee, and Salt Lake City, Utah, which are susceptible to floods, earthquakes and wildfires. In addition, the facilities of our suppliers and where our manufacturers produce our products are located in parts of Asia that frequently experience typhoons and earthquakes. Facilities of third-party logistics providers located in other countries that warehouse and distribute our finished products internationally also face local extreme weather conditions. Acts of terrorism, civil unrest and public health crises could also cause disruptions in our or our suppliers’, manufacturers’, and logistics providers’ businesses or the economy as a whole. For example, the COVID-19 pandemic contributed significantly to global supply chain issues, with restrictions and limitations on related activities causing disruption and delay. These disruptions and delays strained certain domestic and international supply chains, which affected the flow or availability of certain of our products. We may not have sufficient protection or recovery plans in some circumstances, such as natural disasters affecting Texas or other locations where we have operations or store significant inventory. Our business could also be negatively affected by interruptions or failures of our information technology systems, which could occur for a number of reasons, including cybersecurity incidents or other cybersecurity threats, system failures, or failure to maintain or upgrade information technology systems. See the risk factor titled “We rely significantly on information technology, and any compromise or interruption of that technology resulting from cybersecurity incidents, data security breaches, design defects or system failures could have a material negative impact on our business” for further information.

Our results of operations are subject to seasonal and quarterly variations, which could cause the price of our common stock to decline.

Historically, we have experienced our net sales to be highest in our fourth quarter, with the first quarter generating the lowest sales. We expect that this seasonality will continue to be a factor in our results of operations and sales.

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

Our products are discretionary items for customers. Therefore, the success of our business depends significantly on economic factors and trends in consumer spending. There are a number of factors that influence consumer spending, including actual and perceived economic conditions, consumer confidence, disposable consumer income, consumer credit availability, unemployment, and tax rates in the markets where we sell our products. Consumers also have discretion as to where to spend their disposable income and may choose to purchase other items or services if we do not continue to provide authentic, compelling, and high-quality premium products at appropriate price points. As global economic conditions continue to be volatile and economic uncertainty remains, trends in consumer discretionary spending also remain unpredictable and subject to declines. While some of these conditions have negatively impacted consumer discretionary spending behavior, we continue to see strong consumer demand for our products. Worsening declines in discretionary consumer spending could result in a reduction in demand for our products, decreased prices, and harm to our business and results of operations. Moreover, consumer purchases of discretionary items, such as our products, tend to decline during recessionary periods when disposable income is lower or during other periods of economic instability or uncertainty, which may slow our growth more than we anticipate. For example, inflationary conditions resulting in rising prices, including the prices of our products, and increased interest rates could lead to declines in discretionary spending by consumers, resulting in a reduction in demand for our products, and in turn may materially adversely impact our sales, profitability, and financial condition. Adverse economic conditions in markets in which we sell our products, particularly in the United States, may materially harm our sales, profitability, and financial condition.

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

Risks Related to Information Technology and Security

We rely significantly on information technology, and any compromise or interruption of that technology resulting from cybersecurity incidents, data security breaches, design defects or system failures could have a material negative impact on our business.

We depend on our information technology systems, as well as those of third parties, to design and develop new products, process financial and accounting information, manage inventory and our supply chain, operate our websites, host and manage our services, support our remote-working employees, store data, process transactions, respond to user inquiries, and conduct and manage various other operational activities. Any of these information technology systems could fail or experience a service interruption for a number of reasons, including cybersecurity threats, system failures, or failure to maintain or upgrade information technology systems.

Although we have taken steps to protect the security of our information systems and the data maintained in those systems, we have, from time to time, experienced cybersecurity threats to our data and systems, including malware and computer virus attacks. It is possible that our safety and security measures will not prevent our systems from functioning improperly or becoming damaged. It is also possible that our safety and security measures will not prevent the improper access or disclosure of personally identifiable information such as in the event of a cybersecurity incident. Incidents may include social engineering or impersonation of authorized users, efforts to discover and exploit design flaws, bugs, security vulnerabilities or security weaknesses, intentional or unintentional acts by employees or other insiders with access privileges, intentional acts of vandalism or fraud by third parties or sabotage. In some instances, efforts to correct vulnerabilities or prevent incidents have in the past reduced, and may in the future reduce, the functionality or performance of our information technology, which could negatively impact our business. Cybersecurity incidents can also be caused by ransomware, distributed denial-of-service attacks, worms, and other malicious software programs or other attacks. Such incidents could be caused by the covert introduction of malware to our information technology systems and the use of techniques or processes that change frequently. The intrusions may be disguised, difficult to detect, or designed to remain dormant until a triggering event, and may continue undetected for an extended period of time. In addition, some of our suppliers, vendors, service providers, cloud solution providers and customers have in the past experienced, and may in the future experience, such incidents, which could in turn disrupt our business. While we maintain cybersecurity insurance, such insurance policies may not cover any or all of the resulting financial losses.

Any material disruption or slowdown of our systems or those of third parties that we depend upon could cause information, including data related to orders, to be lost or delayed. Such loss or delay of information could result in delays in the delivery of products to retailers and customers. We could also lose sales, which could in turn reduce demand for our products, harm our brand and reputation, and cause our sales to decline. In addition to disruptions due to cybersecurity incidents, we may experience such disruptions due to significant increases in user volume, system failures, or failure to maintain or upgrade information technology systems. Remediation and repair of any failure, problem or breach of our key information systems could require significant capital investments. Furthermore, the implementation of new information technology systems or any remediation of our key information systems may require investment of capital and human resources, the re-engineering of business processes, and the attention of many employees who would otherwise be focused on other areas of our business. Further, if we experience any significant disruption to our financial information systems that we are unable to mitigate, our ability to timely report our financial results could be impacted, which could negatively impact our stock price.

As part of our normal business activities, we collect, store, process, and use certain information that is confidential, proprietary or otherwise sensitive, including personal information of consumers, customers, suppliers, service providers and employees. Our customers’ personal information may include names, addresses, phone numbers, email addresses, payment card data, and payment account information, as well as other information. We share some of this information with certain third parties who assist us with business matters. Moreover, the success of our operations depends upon the secure transmission of confidential, proprietary or otherwise sensitive data, including personal information, over networks. Any unauthorized access or data acquisition, despite security measures in place to protect such information, or other failure on the part of us or third parties to maintain the security of such data could result in business disruption, damage to our reputation, financial obligations to third parties, legal obligations, fines, penalties, regulatory proceedings and private litigation with potentially large costs. Such unauthorized access or data acquisition could also result in deterioration in confidence in our Company and other competitive disadvantages, and thus could have a material adverse effect on our business. Depending on the nature of the information compromised, we may also have obligations to notify users, law enforcement, or payment companies about the incident and may need to provide some form of remedy, such as refunds, for the individuals affected by the incident. Privacy laws, rules, and regulations are constantly evolving in the United States and abroad and may be inconsistent from one jurisdiction to another. For example, in December 2020, the State of California enacted the California Privacy Rights Act, or CPRA, which became effective on January 1, 2023, and substantially amends and expands the current California Consumer Privacy Act bringing the California regulations more in line with the European Union’s General Data Protection Regulation, or GDPR. Further, as we expand internationally, we are subject to additional privacy rules, such as GDPR, many of which are significantly more stringent than those in the United States. Complying with these evolving obligations is costly, and any failure to comply could give rise to unwanted media attention and other negative publicity, damage our customer and consumer relationships and reputation, and result in lost sales, fines, or lawsuits, and may harm our business and results of operations.

Risks Related to Our Financial Condition, Accounting and Tax Matters

We depend on cash generated from our operations to support our growth, and we may need to raise additional capital, which may not be available on terms acceptable to us or at all.

We primarily rely on cash flow generated from our sales to fund our current operations and our growth initiatives. As we expand our business, we will need significant cash from operations to purchase inventory, increase our product development, expand our manufacturer and supplier relationships, pay personnel, pay for the increased costs associated with operating as a public company, expand internationally, and further invest in our sales and marketing efforts. If our business does not generate sufficient cash flow from operations to fund these activities and sufficient funds are not otherwise available from our current or future credit facility, we may need additional equity or debt financing. Global economic factors affecting the financial and credit markets, such as diminished liquidity and credit availability, sustained high interest rates and inflation, declines in consumer confidence, declines in economic growth, and uncertainty about stability could impact our ability to obtain financing. If such financing is not available to us on satisfactory terms, our ability to operate and expand our business or to respond to competitive pressures could be harmed. Moreover, if we raise additional capital by issuing equity securities or securities convertible into equity securities, the ownership of our existing stockholders may be diluted. The holders of new securities may also have rights, preferences or privileges which are senior to those of existing holders of common stock. In addition, any indebtedness we incur may subject us to covenants that restrict our operations and will require interest and principal payments that could create additional cash demands and financial risk for us.

Our indebtedness may limit our ability to invest in the ongoing needs of our business and if we are unable to comply with the covenants in our current Credit Facility, our liquidity and results of operations could be harmed.

As of December 30, 2023, we had $82.3 million principal amount of indebtedness outstanding under the Credit Facility (as defined in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations- Business Overview” of this Report). The Credit Facility is jointly and severally guaranteed by certain of our wholly-owned subsidiaries and any of our future subsidiaries that become guarantors, together, which we refer to as the Guarantors, and is also secured by a first-priority lien on substantially all of our assets and the assets of the Guarantors, in each case subject to certain customary exceptions. We may, from time to time, incur additional indebtedness under the Credit Facility.

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

For example, on August 16, 2022, the U.S. government enacted the Inflation Reduction Act of 2022 which includes changes to the U.S. corporate income tax system, a 15% book minimum tax on corporations with three-year average annual adjusted financial statement income exceeding $1 billion and a 1% excise tax on share repurchases. These provisions are generally effective for tax years beginning after December 31, 2022. If we become subject to additional taxes under the Inflation Reduction Act of 2022, particularly in connection with our current or any future share repurchase program, our financial condition, results of operations, effective tax rate, and cash flows could be negatively impacted.

The member states of the Organization for Economic Co-Operation and Development (“OECD”) are continuing discussions surrounding fundamental changes to the taxing rights of governments and allocation of profits among tax jurisdictions in which companies do business. The European Union (“EU”) member states have reached an agreement on a 15% global minimum tax rate, with the first implementation measures expected to be effective in 2024. Many countries have enacted or are in the process of enacting laws based on such rules. We are continuing to evaluate the impact of these tax developments as new guidance and regulations are published. A significant change in U.S. tax law, or that of other countries where we operate or have a presence, may materially and adversely impact our income tax liability, provision for income taxes and effective tax rate. We regularly assess all of these matters to determine the adequacy of our income tax provision, which is subject to significant judgment.

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

Pursuant to the new share repurchase program authorized by our Board of Directors in February 2024, we are authorized to repurchase up to $300 million of outstanding shares of our common stock through various methods, including, but not limited to, open market, privately negotiated, or accelerated share repurchase transactions. Such program may be suspended or discontinued at any time. We are not obligated to repurchase a specified number or dollar of shares, and the timing, manner, price, and actual amount of share repurchases will depend on a variety of factors, including stock price, market conditions, other capital allocation needs and opportunities, and corporate and regulatory considerations. The timing of repurchases pursuant to our share repurchase program could affect our stock price and increase its volatility. We cannot guarantee that we will repurchase shares, and there can be no assurance that any share repurchases will enhance stockholder value because the stock price of our common stock may decline below the levels at which we effected repurchases.

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
•restrict the forum for certain litigation against us to Delaware or the federal district courts of the United States, as applicable;
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

Our Amended and Restated Certificate of Incorporation provides that the Court of Chancery of the State of Delaware is the sole and exclusive forum for substantially all disputes between us and our stockholders and our Amended and Restated bylaws provide that the federal district courts of the United States are the exclusive forum for complaints asserting a cause of action under the Securities Act, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or employees.

Our Amended and Restated Certificate of Incorporation provides that, unless we consent to the selection of an alternative forum, (i) the Court of Chancery of the State of Delaware is the sole and exclusive forum for: (a) any derivative action or proceeding brought on our behalf; (b) any action asserting a claim of breach of fiduciary duty owed by any of our stockholders, directors, officers, or other employees to us or to our stockholders; (c) any action asserting a claim arising pursuant to the DGCL; or (d) any action asserting a claim governed by the internal affairs doctrine; and (ii) the federal district courts of the United States are the exclusive forum for the resolution of any complaint asserting a cause of action under the Securities Act of 1933, as amended. The choice of forum provision does not apply to any actions arising under the Exchange Act. These exclusive forum provisions will not relieve us of our duties to comply with the federal securities laws and the rules and regulations thereunder, and stockholders of YETI will not be deemed to have waived our compliance with these laws, rules and regulations. The choice of forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, or other employees, which may discourage such lawsuits against us and our directors, officers, and other employees. Alternatively, if a court were to find either our state choice of forum provision or our federal choice of forum provision to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, results of operations, and financial condition.

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

Risks Related to Acquisitions, Strategic Transactions, and Stockholder Activism

We have acquired and may in the future acquire or invest in other companies, which could divert our management’s attention, result in dilution to our stockholders, and otherwise disrupt our operations and harm our results of operations.
We have, and may in the future, acquire or invest in businesses, products, or technologies that we believe could complement or expand our business, enhance our capabilities, or otherwise offer growth opportunities. The pursuit of potential acquisitions may divert the attention of management and cause us to incur various costs and expenses in identifying, investigating, and pursuing suitable acquisitions, whether or not they are completed.

We may not be able to successfully integrate acquired personnel, operations, and technologies, or effectively manage the combined business following the acquisition. We also may not achieve the anticipated benefits from such acquisitions due to a number of factors, including: (a) an inability to integrate or benefit from acquisitions in a profitable manner; (b) unanticipated costs or liabilities associated with the acquisition; (c) the incurrence of acquisition-related costs; (d) the diversion of management’s attention from other business concerns; (e) the loss of our or the acquired business’ key employees; or (f) the issuance of dilutive equity securities, the incurrence of debt, or the use of cash to fund such acquisitions.
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

In recent years, there has been an increase in proxy contests, unsolicited takeovers and other forms of stockholder activism. We may be subject to such actions or proposals from stockholders or others that may not align with our business strategies or the interests of our other stockholders. If such a campaign or proposal were to be made against us, we would likely incur substantial costs, such as legal fees and expenses, and divert management’s and our Board of Director’s (the “Board”) attention and resources from our businesses and strategic plans. Stockholder activists may also seek to involve themselves in the governance, strategic direction and operations of our business through stockholder proposals, which could create perceived uncertainties or concerns as to our future operating environment, legislative environment, strategy, direction, or leadership. Any such uncertainties or concerns could result in the loss of potential business opportunities, harm our business and financial relationships, and harm our ability to attract or retain investors, customers and employees. Actions of activist stockholders may also cause significant fluctuations in our stock price based on temporary or speculative market perceptions or other factors that do not necessarily reflect the underlying fundamentals and prospects of our business. We may also be the target of short sellers who engage in negative publicity campaigns that may use selective information that may be presented out of context or that may misrepresent facts and circumstances. Any of the foregoing could adversely affect our business and operating results.

Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
Risk Management and Strategy
We operate a risk-based cybersecurity program dedicated to protecting the confidentiality, integrity and availability of our information systems and the information residing therein.
YETI’s cybersecurity program has been integrated into our enterprise risk framework, which identifies, aggregates, and evaluates risks across the enterprise. The enterprise risk framework is integrated with our annual planning, internal audit scoping, and management process. Our internal audit team annually facilitates an enterprise risk assessment with senior management and, through this process, we identify and assess material risks impacting our company and our operations and strategic objectives, which includes information technology and security risks. Management and the Board rank YETI’s risks based on their potential impact to YETI’s ability to meet our strategic priorities. Management determines appropriate risk responses for each identified enterprise risk. Outside of this annual process, management is responsible for our day-to-day risk management activities.
Our Information Technology team (which includes our Director of Cybersecurity) and our Technology Compliance team (which includes our Director of Technology Compliance) have primary responsibility for the implementation of our cybersecurity program and the management of our responses to information technology and security risks, including risks related to cybersecurity threats. Our cybersecurity program has been developed based on industry standards, including those published by the International Organization for Standardization and the National Institute of Standards Technology.
We utilize a layered approach in managing and protecting against cybersecurity threats and in detecting and responding to cybersecurity incidents. Although we have numerous practices and processes to protect against common cybersecurity incidents, some attacks or other breaches may still be effective. Such practices and processes are designed to detect, triage and contain these cybersecurity incidents. These controls include:
•Identification: In addition to technology-based detection capabilities, there are numerous ways employees can report suspected or actual events, including through our internal information technology ticketing system, by emailing the cybersecurity or privacy team emails, or by submitting a report through the compliance hotline. External parties can also report a vulnerability through the link in the footer of our website.
•Technical Safeguards: We leverage outside partnerships to gain intelligence on threats and continue to adjust our protection mechanisms (including firewalls, anti-malware functionality and access controls) to be effective. We have systems in place that are designed to securely receive and store information and to detect, contain, and respond to data security incidents.
•Incident Response: We maintain a comprehensive incident response plan to guide our response to a cybersecurity incident. Events are analyzed and categorized into one of four severity tiers and an incident response team is formed (whose membership depends on the nature of the incident). In addition to taking actions to respond to and remediate the incident, the incident response team also considers external notification and disclosure obligations. The incident response plan provides for prompt escalation of certain cybersecurity incidents to a multi-disciplinary committee so that decisions regarding the public disclosure of such incidents can be made in a timely manner.
•Testing: We engage in periodic assessment and testing of our policies, processes, and practices that are designed to address cybersecurity threats and incidents. For example, we hire a third party to perform an annual penetration test on our website, internal network, and cloud environments. Our other efforts vary from year to year, but have in the past included an information security maturity assessment, risk assessment, tabletop exercises, and threat modeling. The results of such efforts are reported to the Audit Committee of the Board (the “Audit Committee”) and the Board, and we adjust our cybersecurity policies, standards, processes and practices as necessary based on the information provided by the assessment, exercise or review.
•Education and Awareness: We have a cybersecurity and information security training and compliance program in place to support our employees and directors. As part of this program YETI employees are subject to reoccurring phishing exercises. The results of these exercises are used to inform the subject matter and frequency of additional training modules that employees are required to complete. In addition, employees annually receive training on data privacy and information security, including cybersecurity. YETI also maintains a number of policies that apply to employees and contractors, including a Global Internal Data Protection and Privacy Policy, an Acceptable Use Policy, and a Password Policy.

•Insurance: YETI also maintains a cybersecurity and information security risk insurance policy.
•Third Parties: YETI has processes in place to oversee and identify risks from cybersecurity threats associated with third-party vendors. Such processes vary based on factors such as the type of vendor, whether the relationship will implicate our technology, and the type of data involved, if any.

To date, we do not believe that known risks from cybersecurity threats, including as a result of any previous cybersecurity incidents that we are aware of, have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations or financial condition. However, we can give no assurance that we have detected all cybersecurity incidents or cybersecurity threats. Please refer to the risk factor titled “We rely significantly on information technology, and any compromise or interruption of that technology resulting from cybersecurity incidents, data security breaches, design defects or system failures could have a material negative impact on our business” in Part I, Item 1A of this Report for additional information about the risks associated with cybersecurity threats.
Governance
As part of its oversight function, the Board plays an active role, both as a whole and at the committee level, in overseeing management of YETI’s cybersecurity risks. The Audit Committee has primary oversight responsibility for our overall enterprise risk assessment and risk management policies and systems, which includes risks related to our information technology and security systems, processes, and procedures, including risks related to cybersecurity threats. The Audit Committee receives quarterly presentations regarding our enterprise risk management program, including reports from our Director of Cybersecurity, on information security matters (such as cybersecurity risk and developments), as well as the steps management takes to monitor and control such exposures. These presentations address, among other things, the results of the most recent assessment or testing of our security information systems and our cybersecurity measures; the current threat environment; and cybersecurity trends and best practices. As applicable, these quarterly presentations also include reports of cybersecurity incidents affecting our information systems along with updates on the status of prior cybersecurity incidents and applicable remediation efforts. Such quarterly presentations given to the Audit Committee are summarized and shared with the Board at its next meeting by the Audit Committee Chair. Outside of such quarterly presentations, senior leadership would be expected to update the Audit Committee and the Board in real time of incidents deemed material and requiring disclosure in a Securities and Exchange Commission filing or of other “critical” or “high” severity incidents (the highest severity tiers under our incident response plan) that in senior leadership’s discretion require more immediate Audit Committee attention. In addition, the internal audit team provides quarterly cybersecurity updates to either the Audit Committee or the full Board regarding our risk analyses, assessments, risk mitigation strategies, and activities.
As described above, management is responsible for our day-to-day risk management activities and identifies and manages areas of material risk, which includes information technology and security. Our Chief Financial Officer oversees our Information Technology team, which includes the Director, Cybersecurity. Our Chief Legal Officer oversees our Compliance team, which includes our Director, Technology Compliance. We believe that such cross-departmental involvement promotes a collaborative approach to protecting the Company’s information systems from cybersecurity threats, detecting cybersecurity incidents and responding to cybersecurity incidents in accordance with our incident response plan. Through the practices and policies described above, including our incident response plan, our Director, Cybersecurity and Director, Technology Compliance are informed about cybersecurity threats and incidents affecting our information systems and lead the prevention, detection, mitigation, and remediation of cybersecurity threats and incidents in real time. Incidents deemed “critical” or “high” are immediately escalated to the Chief Financial Officer, Chief Legal Officer, other senior leadership, and the Audit Committee.
The Director, Cybersecurity has served in various roles in information technology and information security for over 24 years. Prior to joining YETI, he was a principal information security engineer for a global information technology consulting company. The Director, Cybersecurity holds an undergraduate degree in information technology, a master’s degree in information systems and technology management and has attained the professional certifications of Certified Information Systems Security Professional and Certified Information Systems Auditor. The Director, Technology Compliance has served in various roles in information technology for 11 years, including as a compliance manager for a large software company and information technology consultant for a major consulting firm. The Director, Technology Compliance holds an undergraduate degree in accounting and a master’s degree in management information systems and has attained the professional certifications of Certified Information Systems Auditor. Our Chief Legal Officer has over 13 years of experience managing risks, including risks arising from cybersecurity threats, in an officer capacity. Our Chief Financial Officer has 20 years of experience managing risks at large companies.

Item 2. Properties
Our corporate headquarters are located in a 169,000 square foot leased facility in Austin, Texas, a portion of which we sublease. We also lease office and building space in Austin, Texas, Canada, China, Australia, and the Netherlands. Our primary distribution centers are leased and managed by third-party logistics providers and, as of December 30, 2023, were located in Salt Lake City, Utah, Memphis, Tennessee, Australia, Canada, the United Kingdom, New Zealand, and the Netherlands. In addition, as of December 30, 2023, we leased and operated 18 retail stores across the United States.

We believe that our facilities, including space available through our third-party logistics providers, are in good condition and are adequate to support our current needs.
Item 3. Legal Proceedings
From time to time, we are involved in various legal proceedings. Although no assurance can be given and the outcome of litigation is inherently uncertain, we do not believe that any of our currently pending legal proceedings, individually or in the aggregate, are material or will have a material adverse effect on our consolidated financial condition, results of operations, or cash flows.
Item 4. Mine Safety Disclosures
Not applicable.
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information for Common Stock

Our common stock has been listed and traded on the New York Stock Exchange (the “NYSE”) under the symbol “YETI” since October 25, 2018.

Holders of Record

As of February 15, 2024, there were approximately 53 shareholders of record of our common stock. This does not include the significant number of beneficial owners whose stock is in nominee or “street name” accounts through brokers, banks or other nominees.

Dividend Policy

We have not declared or paid any cash dividends on our common stock. We intend to retain any future earnings and do not expect to pay any dividends in the foreseeable future.

Stock Performance Graph

The following graph shows a comparison of the cumulative total return for our common stock with that of the Standard & Poor’s 500 Stock Index (“S&P 500 Index”) and Standard & Poor’s 500 Apparel, Accessories & Luxury Goods Index. The graph assumes that $100 was invested on December 29, 2018 in our common stock, the S&P 500 Index, and Standard & Poor’s 500 Apparel, Accessories & Luxury Goods Index and assumes reinvestment of any dividends, if any. Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

Comparison of 5-Year Cumulative Total Return Since December 29, 2018
Assumes Initial Investment of $100

	12/29/2018	12/28/2019	1/2/2021	1/1/2022	12/31/2022	12/30/2023
YETI Holdings, Inc.	$100.00	$236.03	$462.01	$558.91	$278.74	$349.39
S&P 500 Index	100.00	132.97	157.02	202.09	165.49	209.00
S&P 500 Apparel, Accessories & Luxury Goods Index	100.00	121.90	107.21	111.81	61.10	59.03

The performance graph shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that section and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act or the Exchange Act.

Unregistered Issuances of Equity Securities

None.
Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis contains forward-looking statements within the meaning of the federal securities laws, and should be read in conjunction with the disclosures we make concerning risks and other factors that may affect our business and operating results, including those set forth in Part I, Item 1A, “Risk Factors” of this Report. The information contained in this section should also be read in conjunction with our consolidated financial statements and related notes and the information contained elsewhere in this Report. See also “Forward-Looking Statements” immediately prior to Part I, Item 1, “Business” in this Report. A discussion of our results of operations for the year ended December 31, 2022 compared to the year ended January 1, 2022 is included in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Form 10-K for the year ended December 31, 2022, which was filed with the SEC on February 27, 2023.
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
We distribute our products through a balanced omni-channel platform, consisting of our wholesale and direct-to-consumer (“DTC”) channels. In our wholesale channel, we sell our products through select national and regional accounts and an assemblage of independent retail partners throughout the United States, Canada, Australia, New Zealand, Europe, and Japan, among others. We carefully evaluate and select retail partners that have an image and approach that are consistent with our premium brand and pricing. Our domestic national and regional specialty retailers include Dick’s Sporting Goods, REI, Academy Sports + Outdoors, Bass Pro Shops, Ace Hardware, Scheels, and Tractor Supply Company. We sell our products in our DTC channel to customers on YETI.com, country and region-specific YETI websites, and YETI Authorized on the Amazon Marketplace, as well as in our retail stores. Additionally, we offer customized products with licensed trademarks and original artwork through our corporate sales program, at YETI.com and certain country-specific YETI websites. Our corporate sales program offers customized products to corporate customers for a wide-range of events and activities, and in certain instances may also offer products to re-sell.

Product Introductions and Updates

During the first quarter of 2023, we expanded our cargo offerings with the launch of the new LoadOut GoBox in three sizes, introduced the new stackable Rambler Lowball, built new customization capabilities for our Yonder bottles, and introduced new seasonal colorways.

During the second quarter of 2023, we expanded our drinkware offerings with the launch of the new Rambler beverage bucket, introduced new color-matched straw lid Rambler bottles and our first ever cast iron skillet, and continued to expand our seasonal colorways.

During the fourth quarter of 2023, we introduced our redesigned and improved SideKick Dry gear case as well as our Hopper M30 Soft Cooler and Hopper M20 Soft Backpack Cooler, and also launched two new sizes with the Hopper M15 Soft Cooler and the Hopper M12 Soft Backpack Cooler (collectively, the “Hopper M Series Soft Cooler line”). We believe the improved design of the SideKick Dry gear case and Hopper M Series Soft Cooler line adequately addresses the potential safety concerns caused by the magnet-lined closures of the previous-generation products, which were affected by the product recalls discussed below.

We also continued the expansion of our drinkware offerings with the launch of specialty coffee Rambler cups and mugs, introduced a third size of our Rambler Straw Mugs, a new stackable Rambler mug, and our first ever wine chiller and cocktail shaker as part of our tabletop solutions.

2024 Acquisitions

During the first quarter of 2024, we completed the acquisitions of Mystery Ranch, Ltd. (“Mystery Ranch”), a designer and manufacturer of durable load-bearing backpacks, bags, and pack accessories, and Butter Pat Industries, LLC (“Butter Pat”), a designer and manufacturer of cast iron cookware. We plan to integrate Mystery Ranch and Butter Pat operations and products into our business to further expand our capabilities in the cookware and bags categories. See Note 14—Subsequent Events of the Notes to Consolidated Financial Statements included herein for additional information about these acquisitions.

Credit Facility Amendment

On March 31, 2023, we amended our senior secured credit agreement (the “Credit Facility”), leaving the material terms of the Credit Facility substantially unchanged, with the exception of certain changes to implement the replacement of LIBOR with SOFR.
On June 22, 2023, we amended our Credit Facility to, among other matters, extend its maturity to June 22, 2028 and increase the commitments under the revolving credit facility (the “Revolving Credit Facility”) from $150.0 million to $300.0 million. For additional information on the Credit Facility, see “Liquidity and Capital Resources - Credit Facility” below.

Product Recall Update

In January 2023, we notified the Consumer Products Safety Commission (“CPSC”) of a potential safety concern regarding the magnet-lined closures of our Hopper M30 Soft Cooler, Hopper M20 Soft Backpack Cooler, and SideKick Dry gear case (the “affected products”) and initiated a global stop sale of the affected products. In February 2023, we proposed a voluntary recall of the affected products to the CPSC and other relevant global regulatory authorities. Accordingly, we established reserves for unsalable inventory on-hand, as well as expected future returns and the estimated cost of recall remedies for consumers with affected products as of December 31, 2022.

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

In March 2023, we announced separate, voluntary recalls of the affected products in collaboration with the CPSC. During the second quarter of 2023, we began processing recall returns and claims and based on such experience and trends, we reevaluated our assumptions and adjusted our estimated recall expense reserve. These trends included higher than anticipated elections by consumers to receive gift cards in lieu of product replacement remedies, lower than anticipated consumer recall participation rates, variations in individual product participation rates, and lower logistics costs than previously estimated. As a result, we updated our recall reserve assumptions throughout 2023, which increased the estimated recall expense reserve by $3.6 million in 2023.

As a result of the net unfavorable recall reserve adjustments and other incurred costs, for the year ended December 30, 2023, we recorded a reduction to net sales of $21.7 million primarily related to higher estimated future recall-related gift card elections; recorded a benefit in cost of goods sold of $8.4 million primarily related to lower estimated costs of future product replacement remedy elections and logistics costs, and lower recall-related costs; and recorded a benefit in SG&A expenses primarily related to lower estimated other recall-related costs of $11.4 million. The total unfavorable impact to operating income related to the recalls was $1.9 million in 2023.

As of December 30, 2023 and December 31, 2022, our reserve for estimated recall expenses was $13.1 million and $94.8 million, respectively.

The ultimate impact from the recalls may differ materially from our estimates, and may harm our business, financial condition and results of operations. See Part I, Item 1A “Risk Factors - Risks Related to Our Business, Operations and Industry.”

In addition, our 2023 sales were materially adversely impacted by the stop sale of the affected products. We have developed solutions to address the potential safety concern of the affected products. In the fourth quarter of 2023, we introduced our redesigned and improved versions of the affected products.

Macroeconomic Conditions

During 2021 and 2022, we experienced challenges associated with the complex and uncertain macroeconomic environment in which we operate. Consistent across many industries, we experienced inflationary pressures and supply chain challenges, including port congestion, container and labor shortages, which resulted in longer transit times, higher distribution, logistics, and product input costs. As a result, we experienced decreased profitability and delayed product availability for certain products in 2022. However, in the second half of 2022, these inflationary pressures and supply chain challenges, including inbound freight rates, began improving. In 2023, freight rates stabilized at near pre-pandemic levels. The reduction in freight rates resulted in an improvement to our gross margin during 2023 compared to 2022.

There is significant uncertainty regarding how macroeconomic trends, including sustained high levels of inflation and higher interest rates, will impact consumer demand. While some of these conditions have negatively impacted consumer discretionary spending behavior, we continue to see strong consumer demand for our products.

In addition to the trends discussed above, foreign exchange rate fluctuations and geopolitical issues add to significant uncertainty in the macroeconomic environment. The recent conflict in the Red Sea has disrupted shipping routes, which has caused us to begin experiencing shipping delays and increased freight costs. Although such effects have not materially impacted our business to date, such conditions could worsen.

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

Fiscal Year. We have a 52- or 53-week fiscal year that ends on the Saturday closest in proximity to December 31, such that each quarterly period will be 13 weeks in length, except during a 53-week year when the fourth quarter will be 14 weeks. Our fiscal years 2023, 2022 and 2021 ended on December 30, 2023, December 31, 2022 and January 1, 2022, respectively, and were 52 weeks each. Unless otherwise stated, references to particular years, quarters, months and periods refer to our fiscal years ended in December and the associated quarters, months, and periods of those fiscal years.

Results of Operations
The discussion below should be read in conjunction with the following table and our consolidated financial statements and related notes contained elsewhere in this Report. The following table sets forth selected statement of operations data, and their corresponding percentage of net sales, for the periods indicated (dollars in thousands):

	Fiscal Year Ended
	December 30, 2023		December 31, 2022
Statement of Operations
Net sales	$1,658,713	100%	$1,595,222	100%
Cost of goods sold(1)	715,527	43%	831,821	52%
Gross profit	943,186	57%	763,401	48%
Selling, general, and administrative expenses	717,728	43%	637,040	40%
Operating income	225,458	14%	126,361	8%
Interest expense	(942)	—%	(4,466)	—%
Other income (expense), net	1,430	—%	(5,718)	—%
Income before income taxes	225,946	14%	116,177	7%
Income tax expense	(56,061)	3%	(26,484)	2%
Net income	$169,885	10%	$89,693	6%
______________________________
(1) Includes $6.4 million of inbound freight expense related to an out-of-period adjustment for year ended December 31, 2022. See Note 1 - Organization and Significant Accounting Policies of the Unaudited Condensed Consolidated Financial Statements for additional information.

Year Ended December 30, 2023 Compared to Year Ended December 31, 2022

	Fiscal Year Ended
	December 30, 2023	December 31, 2022	Change
(dollars in thousands)			$	%
Net sales	$1,658,713	$1,595,222	$63,491	4%
Gross profit	943,186	763,401	179,785	24%
Gross margin (gross profit as a % of net sales)	56.9%	47.9%	900 basis points
Selling, general, and administrative expenses	$717,728	$637,040	$80,688	13%
SG&A as a % of net sales	43.3%	39.9%	340 basis points
Net Sales

Net sales increased $63.5 million, or 4%, to $1,658.7 million in 2023 from $1,595.2 million in 2022. Net sales included an unfavorable impact of $21.7 million in 2023 primarily related to recall reserve adjustments, and an unfavorable impact of $38.4 million in 2022 in connection with the initial recognition of the recall reserves, as discussed above. Excluding these recall-related impacts, sales increased 3% primarily due to volume growth in our DTC channel.

Net sales for 2023 were materially adversely impacted by the stop sale of the soft coolers included in the recalls initiated during the first quarter of 2023. In addition, net sales for 2023 include $25.3 million of sales related to gift card redemptions in connection with recall remedies.

Net sales in our channels were as follows:

•DTC channel net sales increased $80.0 million, or 9%, to $997.7 million in 2023 from $917.7 million in 2022, driven by both Drinkware and Coolers & Equipment categories. DTC channel net sales included an unfavorable impact of $7.3 million in 2023 primarily related to recall reserve adjustments, and an unfavorable impact of $6.2 million in 2022 in connection with the initial recognition of the recall reserves. Our DTC channel represented 60% and 58% of total net sales in 2023 and 2022, respectively.

•Net sales in our wholesale channel decreased $16.5 million, or 2%, to $661.0 million in 2023 from $677.5 million in 2022. Wholesale channel net sales included an unfavorable impact of $14.4 million in 2023 primarily related to recall reserve adjustments, and an unfavorable impact of $32.2 million in 2022 in connection with the initial recognition of the recall reserves. The decrease in our wholesale channel sales was primarily due to a decline in Coolers & Equipment, partially offset by growth in Drinkware and a favorable impact of $17.9 million related to the recall reserves. Our wholesale channel represented 40% and 42% of total net sales in 2023 and 2022, respectively.

Net sales in our two primary product categories were as follows:
•Drinkware net sales increased $75.8 million, or 8%, to $1,023.0 million in 2023 from $947.2 million in 2022, primarily driven by strong demand for the continued expansion and innovation of our Drinkware product offerings, including Rambler straw lid mugs, Rambler and Yonder bottles, specialty coffee cups and tabletop solutions, as well as new seasonal colorways.
•Coolers & Equipment net sales decreased $15.0 million, or 2%, to $597.5 million in 2023 from $612.5 million in 2022. Coolers & Equipment net sales included an unfavorable impact of $21.7 million in 2023 primarily related to recall reserve adjustments, and an unfavorable impact of $38.4 million in 2022 in connection with the initial recognition of the recall reserves. The decrease in Coolers & Equipment net sales was primarily due to the stop sale of the products affected by the recalls, partially offset by the introduction of our new Hopper M12 Soft Backpack Cooler and M15 Soft Cooler, and strong performance in our Hopper Flip soft cooler line, cargo, and bags. Coolers & Equipment net sales were also favorably impacted by $16.7 million due to lower recall reserves in 2023.

Gross Profit

Gross profit increased $179.8 million, or 24%, to $943.2 million in 2023 from $763.4 million in 2022. Gross margin increased 900 basis points to 56.9% in 2023 from 47.9% in 2022. Gross profit included an unfavorable impact of $13.3 million in 2023 primarily related to recall reserve adjustments, and an unfavorable impact of $97.0 million in 2022 in connection with the initial recognition of the recall reserves, as discussed above. The increase in gross margin was primarily driven by:

•the lower impact of the recall reserves, which favorably impacted gross margin by 480 basis points;
•lower inbound freight, including lower rates, which favorably impacted gross margin by 370 basis points;
•lower product costs, which favorably impacted gross margin by 110 basis points; and
•an increase in the mix of DTC channel net sales, including our growing Amazon Marketplace business, which favorably impacted gross margin by 50 basis points.

These were partially offset by:
•higher promotions in our DTC channel, including Amazon Prime Day promotions, which unfavorably impacted gross margin by 30 basis points;
•the unfavorable impact of foreign currency exchange rates, which unfavorably impacted gross margin by 20 basis points; and
•other impacts, including higher depreciation and amortization expense and customization costs, which unfavorably impacted gross margin by 60 basis points.

Selling, General, and Administrative Expenses

SG&A expenses increased by $80.7 million, or 13%, to $717.7 million in 2023 from $637.0 million in 2022. As a percentage of net sales, SG&A expenses increased 340 basis points to 43.3% in 2023 from 39.9% in 2022. SG&A expenses included a favorable impact of $11.4 million in 2023 primarily related to recall reserve adjustments, and an unfavorable impact of $31.9 million in 2022 in connection with the initial recognition of the recall reserves, as discussed above. The increase in SG&A expenses resulted from:
•an increase in variable expenses of $39.7 million (increasing SG&A as a percent of sales by 190 basis points) primarily associated with higher DTC channel sales, and comprised of higher distribution costs including higher outbound freight rates, online marketplace fees, third-party logistics fees, and credit card processing fees;
•an increase in non-variable expenses of $84.3 million (increasing SG&A as a percent of sales by 420 basis points) comprised of higher employee costs, mainly due to incentive compensation, investments in headcount to support future growth, and non-cash stock-based compensation expense, as well as investments in marketing expenses, warehousing costs, facility costs, and other operating expenses; which were partially offset by
•the lower impact of the recall reserves, which favorably impacted SG&A expenses by $43.3 million (decreasing SG&A as a percent of sales by 270 basis points).

Non-Operating Expenses

Interest expense was $0.9 million in 2023, compared to $4.5 million in 2022. The decrease was primarily driven by higher interest income, partially offset by an increase in interest expense due to higher interest rates on our outstanding long-term debt.

Other income, net was $1.4 million in 2023, compared to other expense of $5.7 million in 2022. The increase in other income, net was due to foreign currency gains on intercompany balances.
Income tax expense was $56.1 million in 2023, compared to $26.5 million in 2022. Our effective tax rate for 2023 was 25% compared to 23% for 2022. The increase in income tax expense was primarily due to an increase in earnings before taxes in 2023. The increase in the effective tax rate was primarily due to a lower tax benefit from our export sales deductions and an unfavorable tax impact related to stock-based compensation in 2023.

Liquidity and Capital Resources

General

Our cash requirements have principally been for working capital purposes, long-term debt repayments, and capital expenditures. We fund our working capital, which primarily consists of inventory and accounts receivable, and our capital investments from cash flows from operating activities, cash on hand, and borrowings available under our Revolving Credit Facility. Pursuant to our new share repurchase plan described below, we also plan to use cash to repurchase shares of our common stock. We believe that our current operating performance, operating plan, our strong cash position, and borrowings available under our Revolving Credit Facility will be sufficient to satisfy our foreseeable liquidity needs and capital expenditure requirements, including for at least the next twelve months.

Current Liquidity
As of December 30, 2023, we had a cash balance of $439.0 million, $77.1 million of working capital (excluding cash), and $300.0 million of borrowings available under the Revolving Credit Facility.
Credit Facility
Our Credit Facility provides for a $300.0 million Revolving Credit Facility and an $84.4 million term loan (“Term Loan A”).
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
At December 30, 2023, we had $82.3 million principal amount of indebtedness outstanding under the Term Loan A and no outstanding borrowings under the Revolving Credit Facility. The weighted average interest rate for borrowings under Term Loan A was 6.83% during the year ended December 30, 2023.
The Credit Facility requires us to comply with certain covenants, including financial covenants regarding our total net leverage ratio and interest coverage ratio. Fluctuations in these ratios may increase our interest expense. Failure to comply with these covenants and certain other provisions of the Credit Facility, or the occurrence of a change of control, could result in an event of default and an acceleration of our obligations under the Credit Facility or other indebtedness that we may incur in the future. At December 30, 2023, we were in compliance with all covenants and expect to remain in compliance with all covenants under the Credit Facility.

Share Repurchase Program

On February 1, 2024, our Board of Directors authorized the repurchase of up to $300 million (exclusive of fees and commissions) of YETI’s common stock. The common stock may be repurchased from time to time at prevailing prices in the open market, through various methods, including, but not limited to, open market, privately negotiated, or accelerated share repurchase transactions. Repurchases under the share repurchase program may also be made pursuant to a plan adopted under Rule 10b5-1 promulgated under the Exchange Act. The timing, manner, price, and actual amount of share repurchases will be determined by management based on various factors, including, but not limited to, stock price, economic and market conditions, other capital allocation needs and opportunities, and corporate and regulatory considerations. YETI has no obligation to repurchase any amount of our common stock, and such repurchases may be suspended or discontinued at any time.

Material Cash Requirements

For 2024, we expect capital expenditures for property and equipment to be approximately $60 million, primarily to support investments in technology, new product innovation, expansion of our custom portfolio and capacity, and retail stores investments.

The following table summarizes current and long-term material cash requirements for contractual and other obligations as of December 30, 2023 (in thousands):

	Material Cash Requirements
	Total	2024	2025	2026	2027	2028	Thereafter
Long-term debt principal payment	$82,266	$4,219	$4,219	$4,219	$4,219	$65,390	$—
Interest	$26,783	6,520	6,187	5,896	5,582	2,598	—
Operating lease obligations	$107,279	18,571	21,236	17,612	13,280	9,427	27,153
Finance leases	$6,003	2,300	2,360	1,011	176	156	—
Other non-cancellable agreements (1)	$154,013	73,867	50,515	21,900	6,198	1,533	—
Total	$376,344	$105,477	$84,517	$50,638	$29,455	$79,104	$27,153
_________________________________________
(1)We have entered into commitments for service and maintenance agreements related to our management information systems, distribution contracts, advertising, sponsorships, and licensing agreements.
The table of our material cash requirements above excludes unrecognized tax benefits as we are unable to reasonably predict the timing of settlement of liabilities, if any, related to unrecognized tax benefits. As of December 30, 2023, we had unrecognized tax benefits of $17.6 million.
As of December 30, 2023, our reserve for estimated recall expenses, including the expected cost of returns, was $13.1 million. The ultimate costs from the approved voluntary recalls could differ materially from this estimate, and as such, changes in the estimate may have a material impact on our financial condition, results of operations, and cash flows.

Cash Flows from Operating, Investing and Financing Activities
The following table summarizes our cash flows from operating, investing and financing activities for the periods indicated (in thousands):

	Fiscal Year Ended
	December 30, 2023	December 31, 2022
Cash flows provided by (used in):
Operating activities	$285,942	$100,894
Investing activities	(72,824)	(56,910)
Financing activities	(13,596)	(122,628)

Operating Activities
Cash flows related to operating activities are dependent on net income, non-cash adjustments to net income, and changes in working capital.
The increase in cash provided by operating activities in 2023 was primarily due to an increase in cash received for working capital, and to a smaller extent, net income, adjusted for non-cash items, including the impact of our voluntary recalls, for the periods compared. The increase in cash received for working capital was primarily due to a decrease in inventory and an increase in accounts payable and other accrued expenses, partially offset by an increase in accounts receivable.
Investing Activities
The increase in cash used in investing activities in 2023 compared to 2022 was primarily related to increased purchases of intangible assets.
Financing Activities
The decrease in cash used in financing activities in 2023 compared to 2022 was primarily driven by repurchases of common stock in the prior year period.
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
Our terms of sale provide limited return rights. We may accept, and have at times accepted, returns outside our terms of sale at our sole discretion. We may also, at our sole discretion, provide our retail partners with sales discounts and allowances. We record estimated sales returns, discounts, and miscellaneous customer claims as reductions to net sales at the time revenues are recorded. We base our estimates upon historical experience and trends, and upon approval of specific returns or discounts. Actual returns and discounts in any future period are inherently uncertain and thus may differ from our estimates. If actual or expected future returns and discounts were significantly greater or lower than the reserves we had established, we would record a reduction or increase to net sales in the period in which we made such determination. A 10% change in our estimated reserve for sales returns, discounts, and miscellaneous claims for 2023 would have impacted net sales by $1.2 million.
Product Recall Reserves
As described in Note 11 of the Notes to Consolidated Financial Statements, in January 2023, we notified the CPSC of a potential safety concern regarding the magnet-lined closures of our Hopper M30 Soft Cooler, Hopper M20 Soft Backpack Cooler, and SideKick Dry gear case (the “affected products”) and initiated a global stop sale of the affected products. In February 2023, we proposed a voluntary recall of the affected products to the CPSC, and other relevant global regulatory authorities, which we refer to as the “voluntary recalls” herein unless otherwise indicated. In conjunction with the stop sale, we determined that the affected products inventory held by us, our suppliers and our wholesale customers was unsalable, and notified our wholesale customers to return the affected products. In March 2023, we announced separate, voluntary recalls of the affected products in collaboration with the CPSC and subsequently began processing recall claims and returns.

We establish reserves for the estimated costs of a product recall when circumstances giving rise to the recall become known and when such costs are probable and estimable. As a result of the voluntary recalls, we established a reserve for expected future returns and the estimated cost of recall remedies for consumers with affected products. Estimating the cost of recall remedies required significant judgment and is primarily based on i) expected consumer participation rates; and ii) the estimated costs of the consumer’s elected remedy in the proposed voluntary recall, including estimated cost of offered product replacements, logistics costs and other recall-related costs. We will reevaluate these assumptions each period, and the related reserves may be adjusted when factors indicate that the reserve is either not sufficient to cover or exceeds the estimated product recall expenses. The ultimate impact from the approved voluntary recalls could differ materially from these estimates. The reserve for the estimated product recall expenses of $13.1 million and $94.8 million is included within accrued expenses and other current liabilities on our consolidated balance sheet as of December 30, 2023 and December 31, 2022, respectively.

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

Valuation of Goodwill and Indefinite-Lived Intangible Assets
Goodwill and intangible assets are recorded at cost, or at their estimated fair values at the date of acquisition. We review goodwill and indefinite-lived intangible assets for impairment annually or whenever events or changes in circumstances indicate the carrying amount may be impaired. In conducting our annual impairment test, we first review qualitative factors to determine whether it is more likely than not that the fair value of the asset, or reporting units, is less than its carrying amount. If factors indicate that the fair value is less than its carrying amount, we perform a quantitative assessment, analyzing the expected present value of future cash flows to quantify the amount of impairment, if any. Based on our qualitative assessment performed during the fourth quarter of 2023, we determined that it is not more likely than not that the fair value of each reporting unit is lower than its carrying value; therefore, the quantitative impairment test was not required. We did not record any goodwill or indefinite-lived intangible assets impairment charges during the years ended December 30, 2023, December 31, 2022 and January 1, 2022.

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
In order to maintain liquidity and fund business operations, our long-term Credit Facility bears a variable interest rate based on prime, federal funds, or SOFR plus an applicable margin based on our total net leverage ratio. The nature and amount of our long-term debt can be expected to vary as a result of future business requirements, market conditions, and other factors. We may elect to enter into interest rate swap contracts to reduce the impact associated with interest rate fluctuations, but as of December 30, 2023, we have not entered into any such contracts. Based on the balance outstanding under our Term Loan A at December 30, 2023, we estimate that a 1% increase or decrease in underlying interest rates would increase or decrease annual interest expense by $0.8 million and $0.9 million for the years ended December 30, 2023 and December 31, 2022, respectively.

Inflation Risk
Inflationary factors such as increases in the cost of our product and overhead costs may adversely affect our operating results. Although inflationary pressures and global supply chain disruption, such as higher inbound transportation costs, did not have a material negative impact on our gross margin in 2023, sustained cost increases, or other inflationary pressures in the future, may have an adverse effect on our ability to maintain or improve current levels of gross margin and SG&A expenses as a percentage of net sales if the selling prices of our products do not increase with these increased costs, or we cannot identify cost efficiencies.
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

Foreign Currency Risk
Our international sales are primarily denominated in the Canadian dollar, Australian dollar, Euro, British pound, and New Zealand dollar and any unfavorable movement in the exchange rate between the U.S. dollar and these currencies could have an adverse impact on our revenue. During 2023, net sales from our international entities accounted for 16% of our consolidated net sales, and therefore we do not believe exposure to foreign currency fluctuations would have a material impact on our net sales. A portion of our operating expenses are incurred outside the Unites States and are denominated in foreign currencies, which are also subject to fluctuations due to changes in foreign currency exchange rates. In addition, our suppliers may incur many costs, including labor costs, in other currencies. To the extent that exchange rates move unfavorably for our suppliers, they may seek to pass these additional costs on to us, which could have a material impact on our gross margin. In addition, a strengthening of the U.S. dollar may increase the cost of our products to our customers outside of the United States. Our operating results and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of YETI Holdings, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of YETI Holdings, Inc. and its subsidiaries (the “Company”) as of December 30, 2023, and December 31, 2022, and the related consolidated statements of operations, of comprehensive income, of equity and of cash flows for each of the three years in the period ended December 30, 2023, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 30, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 30, 2023 and December 31, 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 30, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 30, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Revenue Recognition - Wholesale and E-Commerce Revenue

As described in Note 1 to the consolidated financial statements, the Company’s revenue is generated from the sale of its products to customers either through wholesale or direct-to-consumer (DTC) channels. Revenue from wholesale transactions is generally recognized at the time products are shipped based on contractual terms with the customer. Revenue from the DTC channel is generally recognized at the point of sale in the Company’s retail stores and at the time products are shipped for e-commerce transactions and corporate sales based on contractual terms with the customer. The Company’s consolidated net sales were $1.6 billion for the fiscal year ended December 30, 2023, a majority of which relates to wholesale and e-commerce revenue. Revenue is recognized net of estimates of variable consideration, including product returns, customer discounts and allowances, sales incentive programs, and miscellaneous claims from customers.

The principal consideration for our determination that performing procedures relating to revenue recognition for wholesale and e-commerce revenue is a critical audit matter is a high degree of auditor effort in performing procedures related to the Company’s revenue recognition.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process. These procedures also included, among others (i) testing certain revenue transactions by a) evaluating the settlement of invoices and credit memos; b) tracing transactions not settled to a detailed listing of accounts receivable; and c) testing the completeness and accuracy of data provided by management; (ii) confirming a sample of outstanding customer invoice balances at year end, and obtaining and inspecting source documents, including invoices, proof of shipment, and subsequent cash receipts, where applicable, for confirmations not received; (iii) for a sample of revenue transactions, testing the completeness, accuracy and occurrence of revenue recognized by obtaining and inspecting source documents, such as third-party statements and subsequent cash statements; (iv) developing an independent expectation of customer discounts for certain customers using the contractual rates and comparing it to management’s recorded amounts, including obtaining customer agreements; and (v) testing the timing of revenue recognition for a sample of certain revenue transactions near period end by obtaining and inspecting source documents, such as invoices and proof of shipment.

/s/ PricewaterhouseCoopers LLP
Austin, Texas
February 26, 2024

We have served as the Company’s auditor since 2021.

YETI HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except shares and par value)

	December 30, 2023	December 31, 2022
ASSETS
Current assets
Cash	$438,960	$234,741
Accounts receivable, net	95,774	79,446
Inventory	337,208	371,412
Prepaid expenses and other current assets	42,463	33,321
Total current assets	914,405	718,920
Property and equipment, net	130,714	124,587
Operating lease right-of-use assets	77,556	55,406
Goodwill	54,293	54,293
Intangible assets, net	117,629	99,429
Other assets	2,595	24,130
Total assets	$1,297,192	$1,076,765

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$190,392	$140,818
Accrued expenses and other current liabilities	130,026	211,399
Taxes payable	33,489	15,289
Accrued payroll and related costs	23,141	4,847
Operating lease liabilities	14,726	12,076
Current maturities of long-term debt	6,579	24,611
Total current liabilities	398,353	409,040
Long-term debt, net of current portion	78,645	71,741
Operating lease liabilities, non-current	76,163	55,649
Other liabilities	20,421	13,858
Total liabilities	573,582	550,288

Commitments and contingencies (Note 11)

Stockholders’ Equity
Common stock, par value $0.01; 600,000,000 shares authorized; 88,592,761 and 86,916,210 shares issued and outstanding at December 30, 2023, respectively, and 88,107,787 and 86,431,236 shares issued and outstanding at December 31, 2022, respectively	886	881
Treasury stock, at cost; 1,676,551 shares	(100,025)	(100,025)
Preferred stock, par value $0.01; 30,000,000 shares authorized; no shares issued or outstanding	—	—
Additional paid-in capital	386,377	357,490
Retained earnings	438,436	268,551
Accumulated other comprehensive loss	(2,064)	(420)
Total stockholders’ equity	723,610	526,477
Total liabilities and stockholders’ equity	$1,297,192	$1,076,765
See Notes to Consolidated Financial Statements

YETI HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Fiscal Year Ended
	December 30, 2023	December 31, 2022	January 1, 2022
Net sales	$1,658,713	$1,595,222	$1,410,989
Cost of goods sold	715,527	831,821	594,876
Gross profit	943,186	763,401	816,113
Selling, general, and administrative expenses	717,728	637,040	541,175
Operating income	225,458	126,361	274,938
Interest expense, net	(942)	(4,466)	(3,339)
Other income (expense), net	1,430	(5,718)	(3,189)
Income before income taxes	225,946	116,177	268,410
Income tax expense	(56,061)	(26,484)	(55,808)
Net income	$169,885	$89,693	$212,602

Net income per share
Basic	$1.96	$1.04	$2.43
Diluted	$1.94	$1.03	$2.40

Weighted-average common shares outstanding
Basic	86,717	86,521	87,425
Diluted	87,403	87,195	88,666
See Notes to Consolidated Financial Statements

YETI HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Fiscal Year Ended
	December 30, 2023	December 31, 2022	January 1, 2022
Net income	$169,885	$89,693	$212,602
Other comprehensive (loss) income
Foreign currency translation adjustments	(1,644)	(773)	740
Total comprehensive income	$168,241	$88,920	$213,342
See Notes to Consolidated Financial Statements

YETI HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, including shares)

	Common Stock		Additional Paid-In Capital	Treasury Stock		Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance, January 2, 2021	87,128	$871	$321,678	$—	$—	$(33,744)	$(387)	$288,418
Stock-based compensation	—	—	15,474	—	—	—	—	15,474
Common stock issued under employee benefit plans	641	6	4,089	—	—	—	—	4,095
Common stock withheld related to net share settlement of stock-based compensation	(42)	—	(3,506)	—	—	—	—	(3,506)
Other comprehensive income	—	—	—	—	—	—	740	740
Net income	—	—	—	—	—	212,602	—	212,602
Balance, January 1, 2022	87,727	$877	$337,735	$—	$—	$178,858	$353	$517,823
Stock-based compensation	—	—	17,799	—	—	—	—	17,799
Common stock issued under employee benefit plans	413	4	3,817	—	—	—	—	3,821
Common stock withheld related to net share settlement of stock-based compensation	(32)	—	(1,861)	—	—	—	—	(1,861)
Repurchase of common stock	—	—	—	(1,677)	(100,025)	—	—	(100,025)
Other comprehensive loss	—	—	—	—	—	—	(773)	(773)
Net income	—	—	—	—	—	89,693	—	89,693
Balance, December 31, 2022	88,108	$881	$357,490	(1,677)	$(100,025)	$268,551	$(420)	$526,477
Stock-based compensation	—	—	29,800	—	—	—	—	29,800
Common stock issued under employee benefit plans	546	5	1,568	—	—	—	—	1,573
Common stock withheld related to net share settlement of stock-based compensation	(61)	—	(2,481)	—	—	—	—	(2,481)
Repurchase of common stock	—	—	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—	—	(1,644)	(1,644)
Net income	—	—	—	—	—	169,885	—	169,885
Balance, December 30, 2023	88,593	$886	$386,377	(1,677)	$(100,025)	$438,436	$(2,064)	$723,610
See Notes to Consolidated Financial Statements

YETI HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Fiscal Year Ended
	December 30, 2023	December 31, 2022	January 1, 2022
Cash Flows from Operating Activities:
Net income	$169,885	$89,693	$212,602
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	46,434	39,847	32,070
Amortization of deferred financing fees	604	601	679
Stock-based compensation	29,800	17,799	15,474
Deferred income taxes	25,561	(403)	5,147
Impairment of long-lived assets	2,927	1,229	2,473
Loss on prepayment, modification, or extinguishment of debt	330	—	—
Product recalls	1,895	97,176	—
Other	(6,163)	2,039	1,022
Changes in operating assets and liabilities:
Accounts receivable, net	(15,683)	30,448	(44,681)
Inventory	33,675	(91,624)	(179,803)
Other current assets	(7,933)	(2,187)	(10,587)
Accounts payable and accrued expenses	(15,144)	(86,242)	112,773
Taxes payable	18,156	439	(3,781)
Other	1,598	2,079	3,132
Net cash provided by operating activities	285,942	100,894	146,520
Cash Flows from Investing Activities:
Purchases of property and equipment	(50,672)	(45,929)	(56,121)
Additions of intangibles, net	(22,152)	(10,981)	(9,635)
Net cash used in investing activities	(72,824)	(56,910)	(65,756)
Cash Flows from Financing Activities:
Repayments of long‑term debt	(7,734)	(22,500)	(22,500)
Proceeds from employee stock transactions	1,573	3,821	4,095
Taxes paid in connection with employee stock transactions	(2,481)	(1,861)	(3,506)
Finance lease principal payment	(2,130)	(2,063)	(1,108)
Repurchase of common stock	—	(100,025)	—
Payments of deferred financing fees	(2,824)	—	—
Net cash used in financing activities	(13,596)	(122,628)	(23,019)
Effect of exchange rate changes on cash	4,697	1,196	1,161
Net increase (decrease) in cash	204,219	(77,448)	58,906
Cash, beginning of period	234,741	312,189	253,283
Cash, end of period	$438,960	$234,741	$312,189

Supplemental cash flow information::
Interest paid	$6,688	$2,961	$2,365
Income taxes paid, net of refunds	$14,131	$58,822	$58,819

Supplemental non-cash investing activity:
Property and equipment additions included in accounts payable and accrued expenses	$2,647	$3,801	$9,865
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
The terms “we,” “us,” “our,” “YETI” and “the Company” as used herein and unless otherwise stated or indicated by context, refer to YETI Holdings, Inc. and its subsidiaries.

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
Fiscal Year End
We have a 52- or 53-week fiscal year that ends on the Saturday closest in proximity to December 31, such that each quarterly period will be 13 weeks in length, except during a 53-week year when the fourth quarter will be 14 weeks. Fiscal years 2023, 2022 and 2021 were 52-week periods. The consolidated financial results presented herein represent the fiscal years ended December 30, 2023 (“2023”), December 31, 2022 (“2022”), and January 1, 2022 (“2021”).
Accounts Receivable
Accounts receivable are carried at original invoice amount less estimated credit losses. Upon initial recognition of a receivable, we estimate credit losses over the contractual term of the receivable and establish an allowance for credit losses based on historical experience, current available information, and expectations of future economic conditions. We mitigate credit loss risk from accounts receivable by assessing customers for credit worthiness, including ongoing credit evaluations and their payment trends. Credit risk is limited due to ongoing monitoring, high geographic customer distribution, and low concentration of risk. As the risk of loss is determined to be similar based on the credit risk factors, we aggregate receivables on a collective basis when assessing credit losses. Accounts receivable are uncollateralized customer obligations due under normal trade terms typically requiring payment within 30 to 90 days of sale. Receivables are written off when deemed uncollectible. Recoveries of trade receivables previously written off are recorded to income when received. As of December 30, 2023 and December 31, 2022, one customer accounted for 12% and 14% of our total accounts receivable, net, respectively. Our allowance for credit losses was $0.5 million as of December 30, 2023 and $0.7 million as of December 31, 2022, respectively.

Advertising
Advertising costs are expensed in the period in which the advertising occurs and included in selling, general and administrative expenses in our consolidated statements of operations. Advertising costs were $75.5 million, $68.1 million, and $61.9 million for 2023, 2022, and 2021, respectively. At each of December 30, 2023 and December 31, 2022, prepaid advertising costs were $0.5 million.
Benefit Plan
We provide a 401(k)-defined contribution plan covering substantially all our employees, which allows for employee contributions and provides for an employer match. Our contributions totaled approximately $2.0 million, $1.5 million, and $1.2 million for 2023, 2022, and 2021, respectively.

Cash
We maintain our cash in bank deposit accounts which, at times, may exceed federally insured limits. We have not historically experienced any losses in such accounts.
Comprehensive Income
Our comprehensive income is determined based on net income adjusted for gains and losses on foreign currency translation adjustments.
Concentration of Risk
We are exposed to risk due to our concentration of business activity with certain third-party contract manufacturers of our products. For coolers & equipment products, our two largest manufacturers comprised approximately 44% of our production volume during 2023. For drinkware, our two largest manufacturers comprised approximately 73% of our production volume during 2023.
Deferred Financing Fees
Costs incurred upon the issuance of our debt instruments are capitalized and amortized over the life of the associated debt instrument on a straight-line basis, in a manner that approximates the effective interest method. If the debt instrument is retired before its scheduled maturity date, any remaining issuance costs associated with that debt instrument are expensed in the same period. Deferred financing fees related to our Credit Facility (as defined in Note 8. Long-term Debt) are reported in “Long-term debt, net of current portion” as a direct reduction of the carrying amount of our outstanding long-term debt. At each of December 30, 2023 and December 31, 2022, the amortization of deferred financing fees included in interest expense was $0.6 million.

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
Our financial instruments consist principally of cash, accounts receivable, accounts payable, and bank indebtedness. The carrying amount of cash, accounts receivable, and accounts payable, approximates fair value due to the short-term maturity of these instruments. The carrying amount of our long-term bank indebtedness approximates fair value based on Level 2 inputs since the Credit Facility carries a variable interest rate that is based on the Secured Overnight Financing Rate (“SOFR”).

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
For our annual goodwill impairment tests in the fourth quarters of 2023 and 2022, we performed a qualitative assessment to determine whether the fair value of goodwill was more likely than not less than the carrying value. Based on economic conditions and industry and market considerations, we determined that it was more likely than not that the fair value of goodwill was greater than its carrying value; therefore, the quantitative impairment test was not performed. Therefore, we did not record any goodwill impairment for the years 2023 and 2022.
Our intangible assets consist of indefinite-lived intangible assets, including tradename, trademarks, trade dress, and definite-lived intangible assets such as customer relationships, trademarks, patents, and other intangibles assets, such as copyrights and domain name. We also capitalize the costs of acquired trademarks, trade dress, patents, other intangibles, such as copyrights and domain name assets, and patent and trademark defense costs. Definite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives. See Note 6 for the estimated useful lives of our definite-lived intangible assets.
External legal costs incurred in the defense of our patents and trademarks are capitalized when we believe that the future economic benefit of the intangible asset will be increased, and a successful defense is probable. In the event of a successful defense, the settlements received are netted against the external legal costs that were capitalized. Where the defense of the patent and trademark maintains rather than increases the expected future economic benefits from the asset, the costs are expensed as incurred. The external legal costs incurred and settlements received may not occur in the same period. Capitalized costs incurred during 2023, 2022, and 2021 primarily relate to external legal costs incurred in the defense of our patents and trademarks, net of settlements received.
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

Inventories
Inventories, consisting primarily of finished goods and an immaterial level of component parts, are valued at the lower of cost or net realizable value. Cost is determined using weighted-average costs, including all costs incurred to deliver inventory to our distribution facilities, such as inbound freight, import duties and tariffs. Net realizable value is defined as the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. We make ongoing estimates relating to the net realizable value of inventories based upon our assumptions about future demand and market conditions. At December 30, 2023 and December 31, 2022, inventory reserves were $2.2 million and $37.3 million, respectively. The balance at December 31, 2022 primarily consisted of reserves related to unsalable inventory on-hand in connection with our voluntary recalls. The decrease in the inventory reserve is primarily related to the physical scrapping of the unsalable recalled inventory. In connection with our voluntary recalls, we recorded an inventory write-off, or reserve, of $34.1 million for the year ended December 31, 2022. See Note 11 for further discussion of our voluntary recalls.
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
Research and Development Costs
Research and development costs are expensed as incurred and consist primarily of employee compensation, including non-cash stock-based compensation expense, and miscellaneous supplies. Research and development costs are recorded in selling, general, and administrative expenses. Research and development expenses were $15.5 million, $15.4 million, and $13.7 million, for 2023, 2022, and 2021, respectively.

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
Shipping and Handling Costs

Amounts charged to customers for shipping and handling are included in net sales. Our cost of goods sold includes inbound freight charges for product delivery from our third-party contract manufacturers. The cost of product shipment to our customers, which is included in selling, general and administrative expenses in our consolidated statements of operations, was $125.4 million, $114.8 million, and $89.7 million for 2023, 2022, and 2021, respectively.

Stock-Based Compensation

Stock-based compensation awards granted to employees and non-employee directors are measured at fair value. Stock-based compensation expense is recognized on a straight-line basis over the requisite service period. Stock-based compensation expense equal to the fair value of performance-based awards that are expected to vest is estimated and recognized on a straight-line basis over the performance period of the awards. Compensation expense estimates are updated periodically. The vesting of the performance-based awards is also contingent upon the attainment of predetermined performance goals. Depending on the estimated probability of attainment of those performance goals, the compensation expense recognized related to the awards could increase or decrease over the remaining vesting period.

The grant date fair value of restricted stock units, restricted stock awards, and deferred stock units is based on the closing price of our common stock on the award date. The grant date fair value of performance-based awards is estimated on the award date using a Monte Carlo simulation model. For certain of the awards granted, the grant date fair value was calculated using the Finnerty model, as the after-tax portion of these awards is subject to a holding period of one year after the vesting date. The grant date fair value of each stock option granted is estimated on the award date using the Black-Scholes model. The Monte Carlo simulation model, Finnerty model, and Black-Scholes model require various judgmental assumptions including volatility, forfeiture rates and expected option life. No stock options were granted in 2023, 2022, and 2021.

Costs relating to stock-based compensation are recognized in selling, general, and administrative expenses in our consolidated statements of operations, and forfeitures are recognized as they occur. See Note 9 for further discussion.

Supplier Finance Program Obligations

During 2018, we entered into an agreement with a financial institution to facilitate a supplier finance program (“SFP”) which provides certain suppliers the option, at their sole discretion, to participate in the program and sell their receivables due from us for early payment. Participating eligible suppliers negotiate the terms directly with the financial institution and we have no involvement in establishing those terms nor are we a party to these agreements. Our payments associated with the invoices from the suppliers participating in the SFP are made to the financial institution according to the original invoice. The outstanding payment obligations under the SFP recorded within accounts payable in our consolidated balance sheets at December 30, 2023 and December 31, 2022 were $77.3 million and $70.7 million, respectively.

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
Warranty
Warranty liabilities are recorded at the time of sale for the estimated costs that may be incurred under the terms of our limited warranty. We make and revise these estimates primarily based on the number of units under warranty, historical experience of warranty claims, and an estimated per unit replacement cost. The liability for warranties is included in accrued expenses and other current liabilities in our consolidated balance sheets. The specific warranty terms and conditions vary depending upon the product sold, but are generally warranted against defects in material and workmanship ranging from three to five years. Our warranty only applies to the original owner. If actual product failure rates or repair costs differ from estimates, revisions to the estimated warranty liabilities would be required and could materially affect our financial condition and operating results. Warranty reserves were $9.8 million and $10.0 million as of December 30, 2023 and December 31, 2022, respectively. Warranty costs included in costs of goods sold were $6.3 million, $5.8 million, and $6.9 million for 2023, 2022, and 2021, respectively.
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

Recent Accounting Guidance Not Yet Adopted

In November 2023, the FASB issued Accounting Standards Update (ASU) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The new standard requires enhanced disclosures about significant segment expenses and other segment items and requires companies to provide all annual disclosures about segments in interim periods. All disclosure requirements under ASU 2023-07 are also required for public entities with a single reportable segment. The ASU is effective for the Company’s Annual Report on Form 10-K for the fiscal year ending December 28, 2024, and subsequent interim periods, with early adoption permitted. We are currently evaluating the impact of adopting this ASU on our consolidated financial statements and related disclosures.

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” The amendments in this update are intended to enhance the transparency and decision usefulness of income tax disclosures primarily through changes to the rate reconciliation and income taxes paid information. This update is effective for annual periods beginning after December 15, 2024, with early adoption permitted. We are currently evaluating the ASU to determine its impact on our consolidated financial statements and related disclosures.

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
During the second quarter of 2023, we began issuing gift cards as remedies in connection with our voluntary recalls. We recognize sales from gift cards as they are redeemed for products. As of December 30, 2023, $4.5 million of our contract liabilities represented unredeemed gift card liabilities. See Note 11 for further discussion of our recalls.
The following table provides information about accounts receivable and contract liabilities at the periods indicated (in thousands):

	December 30, 2023	December 31, 2022
Accounts receivable, net	$95,774	$79,446
Contract liabilities	(22,437)	(7,702)
During the year ended December 30, 2023, we recognized $7.7 million of revenue that was previously included in the contract liability balance at the beginning of the period.

Disaggregation of Revenue
The following table disaggregates our net sales by channel, product category, and geography for the periods indicated (in thousands):

	2023(1)	2022(1)	2021
Net Sales by Channel:
Wholesale	$661,000	$677,517	$626,259
Direct-to-consumer	997,713	917,705	784,730
Total net sales	$1,658,713	$1,595,222	$1,410,989

Net Sales by Category:
Coolers & Equipment	$597,511	$612,525	$551,861
Drinkware	1,022,982	947,221	832,428
Other	38,220	35,476	26,700
Total net sales	$1,658,713	$1,595,222	$1,410,989

Net Sales by Geographic Region(2):
United States	$1,398,925	$1,394,026	$1,267,701
International	259,788	201,196	143,288
Total net sales	$1,658,713	$1,595,222	$1,410,989
_______________________________________
(1) Includes the impact from the recall reserve adjustment. See Note 11 for further discussion of our recalls.
(2) Net sales by geographic region is based upon on end-consumer location.

Customers that accounted for 10% or more of gross sales were as follows:

	2023	2022	2021
Customer A	*	11%	10%
_______________________________________
* Gross sales were less than 10% and no other customer exceeded 10% of gross sales.

3. PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets include the following (in thousands):

	December 30, 2023	December 31, 2022
Prepaid expenses	$21,165	$18,149
Prepaid taxes	15,089	10,222
Other	6,209	4,950
Total prepaid expenses and other current assets	$42,463	$33,321

4. PROPERTY AND EQUIPMENT
Property and equipment consisted of the following at the dates indicated (in thousands):

	December 30, 2023	December 31, 2022
Production molds, tooling, and equipment	$112,478	$101,363
Furniture, fixtures, and equipment	16,605	12,884
Computers and software	100,803	90,103
Leasehold improvements	55,556	45,523
Finance leases	11,361	10,736
Property and equipment, gross	296,803	260,609
Accumulated depreciation	(166,089)	(136,022)
Property and equipment, net	$130,714	$124,587

Depreciation expense was $41.2 million, $32.8 million, and $25.7 million for 2023, 2022, and 2021, respectively.

Geographic Information

Property and equipment, net by geographical region was as follows as of the dates indicated (in thousands):

	December 30, 2023	December 31, 2022
United States	$84,564	$83,011
International	46,150	41,576
Property and equipment, net	$130,714	$124,587

5. LEASES
We determine if an arrangement is or contains a lease at contract inception and determine its classification as an operating or finance lease at lease commencement. We lease certain retail locations, office space, distribution facilities, manufacturing space, and machinery and equipment. While the substantial majority of these leases are operating leases, certain machinery and equipment agreements are finance leases. As of December 30, 2023, the initial lease terms of the various leases range from one to 20 years. ROU lease assets and liabilities associated with leases with an initial term of twelve months or less are not recorded on the balance sheet.
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

The following table presents the assets and liabilities related to operating and finance leases (in thousands):

	Balance Sheet Location	December 30, 2023	December 31, 2022
Assets:
Operating lease assets	Operating lease right-of-use assets	$77,556	$55,406
Finance lease assets	Property and equipment, net	6,295	7,533
Total lease assets		$83,851	$62,939

Liabilities:
Current
Operating lease liabilities	Operating lease liabilities	$14,726	$12,076
Finance lease liabilities	Current maturities of long-term debt	2,360	2,111
Non-current
Operating lease liabilities	Operating lease liabilities, non-current	76,163	55,649
Finance lease liabilities	Long-term debt, net of current portion	3,445	5,198
Total lease liabilities		$96,694	$75,034

The following table presents the components of lease costs (in thousands):

	Fiscal Year Ended
	December 30, 2023	December 31, 2022	January 1, 2022
Operating lease costs	$14,889	$12,943	12,312
Finance lease cost - amortization of right-of-use assets	1,862	1,860	1,046
Finance lease cost - interest on lease liabilities	138	182	139
Short-term lease cost	246	67	366
Variable lease cost	5,537	4,645	3,822
Sublease income	(747)	(743)	(743)
Total lease cost	$21,925	$18,954	$16,942

The following table presents lease terms and discount rates:

	December 30, 2023	December 31, 2022
Weighted average remaining lease term:
Operating leases	6.38 years	5.90 years
Finance leases	4.01 years	4.73 years

Weighted average discount rate:
Operating leases	4.87%	4.76%
Finance leases	2.50%	2.20%

Minimum lease payments have not been reduced by minimum sublease rentals of $0.9 million due in the future under non-cancelable subleases. We received $0.7 million in sublease income for each of 2023, 2022, and 2021. The following table presents the minimum lease payment obligations of operating and finance lease liabilities (leases with terms in excess of one year) for the next five years and thereafter as of December 30, 2023 (in thousands):

	Operating Leases	Finance Leases	Total
2024	$18,571	$2,300	$20,871
2025	21,236	2,360	23,596
2026	17,612	1,011	18,623
2027	13,280	176	13,456
2028	9,427	156	9,583
Thereafter	27,153	—	27,153
Total lease payments	107,279	6,003	113,282
Less: Effect of discounting to net present value	16,390	198	16,588
Present value of lease liabilities	$90,889	$5,805	$96,694

The following table presents supplemental cash flow information related to our leases (in thousands):

	December 30, 2023	December 31, 2022	January 1, 2022
Cash paid for amounts included in measurement of liabilities:
Operating cash flows used in operating leases	$15,047	$13,387	$13,146
Operating cash flows used in finance leases	137	182	139
Financing cash flows used in finance leases	2,131	2,063	1,108
Right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	35,497	12,083	30,234
Finance leases	625	17	9,517

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

6. INTANGIBLE ASSETS
Intangible assets consisted of the following at the dates indicated below (dollars in thousands):

	December 30, 2023
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Tradename	Indefinite	$31,363	$—	$31,363
Trade dress	Indefinite	16,707	—	16,707
Trademarks	Indefinite	33,850	—	33,850
Customer relationships	11 years	42,205	(42,205)	—
Trademarks	6 - 30 years	22,323	(11,939)	10,384
Patents	4 - 25 years	28,803	(4,041)	24,762
Other intangibles	15 years	1,049	(486)	563
Total intangible assets		$176,300	$(58,671)	$117,629

	December 31, 2022
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Tradename	Indefinite	$31,363	$—	$31,363
Trade dress	Indefinite	14,079	—	14,079
Trademarks	Indefinite	21,745	—	21,745
Customer relationships	11 years	42,205	(40,457)	1,748
Trademarks	6 - 30 years	21,574	(9,834)	11,740
Patents	4 - 25 years	20,810	(2,682)	18,128
Other intangibles	15 years	1,047	(421)	626
Total intangible assets		$152,823	$(53,394)	$99,429
Amortization expense was $5.3 million, $6.9 million, and $6.4 million, for 2023, 2022, and 2021, respectively. Amortization expense related to intangible assets is expected to be $3.8 million for 2024, $3.7 million for 2025, $2.9 million for 2026, $2.4 million for 2027, and $2.0 million for 2028.

7. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consisted of the following at the dates indicated (in thousands):

	December 30, 2023	December 31, 2022
Accrued freight and distribution costs	$45,228	$56,354
Product recall reserves(1)	13,090	94,807
Contract liabilities	22,437	7,702
Customer discounts, allowances, and returns	11,515	9,948
Advertising and marketing	9,945	11,547
Warranty reserve	9,808	9,996
Accrued capital expenditures	590	895
Interest payable	159	941
Other	17,254	19,209
Total accrued expenses and other current liabilities	$130,026	$211,399
_______________________________________
(1) See Note 11 for further discussion of our product recall reserves.

8. LONG-TERM DEBT

Long-term debt consisted of the following at the dates indicated (in thousands):

	December 30, 2023	December 31, 2022
Term Loan A, due 2028	$82,266	$90,000
Finance lease debt	5,805	7,309
Total debt	88,071	97,309
Current maturities of long-term debt	(4,219)	(22,500)
Current maturities of finance lease debt	(2,360)	(2,111)
Total long-term debt	81,492	72,698
Unamortized deferred financing fees	(2,847)	(957)
Total long-term debt, net	$78,645	$71,741

At December 30, 2023, the future maturities of principal amounts of our debt obligations, excluding finance lease obligations, for the next five years and in total (see Note 5 for future maturities of finance lease obligations), consisted of the following (in thousands):

Amount
2024	4,219
2025	4,219
2026	4,219
2027	4,219
2028	65,390
Total	$82,266

Credit Facility

In May 2016, we entered into a senior secured credit agreement (as amended, the “Credit Agreement”) that provided for: (a) a five-year $100.0 million revolving credit facility (“Revolving Credit Facility”); (b) a five-year $445.0 million term loan A (“Term Loan A”); and (c) a six-year $105.0 million term loan B (“Term Loan B”) (together with amendments described below, the “Credit Facility”). During 2019, we voluntarily repaid in full the principal amount outstanding under Term Loan B.

On July 15, 2017, we amended the Credit Facility to reset the net leverage ratio covenant for the period ending June 2017 and thereafter. On December 17, 2019, we further amended our Credit Facility which increased the remaining principal amount of Term Loan A from approximately $298.0 million to $300.0 million; increased the commitments under the Revolving Credit Facility from $100.0 million to $150.0 million; extended the maturity date of both Term Loan A and the Revolving Credit Facility to December 17, 2024; revised the leverage ratios and reduced the interest rates spreads and commitment fee payable on the average daily unused amount of the revolving commitment; and revised the scheduled quarterly principal payments of Term Loan A.
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

Pursuant to the Credit Agreement, we are required to make quarterly principal payments equal to 1.25% of the then-outstanding aggregate principal amount of the Term Loan A. As amended, the scheduled quarterly principal payments began on September 30, 2023 and are due each December 31, March 31, June 30 and September 30 thereafter, with the remaining principal balance due on the maturity date. Borrowings under the Term Loan A and the Revolving Credit Facility bear interest at Term SOFR or the Alternate Base Rate (each as defined in the Credit Agreement) plus an applicable rate ranging from 1.75% to 2.50% for Term SOFR-based loans and from 0.75% to 1.50% for Alternate Base Rate-based loans, depending upon our total Net Leverage Ratio (as defined in the Credit Agreement). Additionally, a commitment fee ranging from 0.200% to 0.300%, determined by reference to a pricing grid based on our net leverage ratio, is payable on the average daily unused amounts under the Revolving Credit Facility. As of December 30, 2023 and December 31, 2022, we had no borrowings outstanding under our Revolving Credit Facility.

The Credit Facility also provides us with the ability to issue up to $40.0 million in letters of credit. While our issuance of letters of credit does not increase our borrowings outstanding under our Revolving Credit Facility, it does reduce the amount available. As of December 30, 2023, we had no outstanding letters of credit.
The weighted average interest rate on borrowings outstanding under the Term Loan A at December 30, 2023 and December 31, 2022 was 6.83% and 3.49%, respectively.
The Credit Facility includes customary financial and non-financial covenants limiting, among other things, mergers and acquisitions; investments, loans, and advances; affiliate transactions; changes to capital structure and the business; additional indebtedness; additional liens; the payment of dividends; and the sale of assets, in each case, subject to certain customary exceptions. The Credit Facility contains customary events of default, including payment defaults, breaches of representations and warranties, covenant defaults, defaults under other material debt, events of bankruptcy and insolvency, failure of any guaranty or security document supporting the Credit Facility to be in full force and effect, and a change of control of our business. At December 30, 2023, we were in compliance with the covenants under our Credit Facility.
Term Loan A

The Term Loan A is a $84.4 million term loan facility, maturing on June 22, 2028. Principal payments of $5.6 million were due quarterly during 2021 and through March 2023 and $1.1 million are due from September 2023 through March 2028, with any remaining unpaid balance due at maturity. In 2020, we made $150.0 million in voluntary payments on our Term Loan A from excess cash on hand, and as a result we recorded a $1.1 million loss on prepayments of debt.

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

Stock options, RSUs, and RSAs granted generally have a three-year vesting period and vest one-third on the first anniversary of the grant date, and an additional one-sixth vest on each of the first four six-month anniversaries of the initial vesting date. Stock options have a ten year term. Performance-based restricted stock awards (“PBRSs”) and performance-based restricted stock unit awards (“PBRSUs”) cliff vest based on the attainment of certain predetermined three-year cumulative performance goals over a three-year performance period subject to continued employment. Depending on the estimated probability of attainment of those performance goals, the compensation expense recognized related to the awards could increase or decrease over the remaining vesting period. Deferred stock units (“DSUs”) are issued to non-employee directors in lieu of RSUs or certain cash compensation at the election of the grantee. DSUs generally vest one year from the grant date.

We recognized non-cash stock-based compensation expense of $29.8 million, $17.8 million, and $15.5 million for 2023, 2022, and 2021, respectively. The related income tax benefits were $5.1 million, $3.8 million, and $12.9 million for 2023, 2022, and 2021, respectively. As of December 30, 2023, total unrecognized stock-based compensation expense of $50.4 million for all stock-based compensation plans is expected to be recognized over a weighted-average period of 2.0 years.

Restricted Stock Units, Restricted Stock Awards, and Deferred Stock Units

Stock-based activity, excluding options, for the year ended December 30, 2023 is summarized below (in thousands, except per share data):

	Performance-Based Restricted Stock Awards and Performance-Based Restricted Stock Units		Restricted Stock Units, Restricted Stock Awards, and Deferred Stock Units
	Number of PBRSs and PBRSUs	Weighted Average Grant Date Fair Value	Number of RSUs, RSAs, and DSUs	Weighted Average Grant Date Fair Value
Nonvested, December 31, 2022	233	$53.63	812	$51.28
Granted	279	38.59	1,009	38.81
Vested/released	(99)	32.84	(383)	51.74
Forfeited/expired	(15)	64.98	(126)	47.01
Nonvested, December 30, 2023	398	$48.14	1,312	$41.99

As of December 30, 2023, the weighted average remaining contractual term of PBRSs and PBRSUs was 2.0 years and the aggregate intrinsic value of PBRSs and PBRSUs expected to vest was $9.3 million. The weighted average remaining contractual term of RSUs, RSAs, and DSUs was 1.9 years and the aggregate intrinsic value of RSUs, RSAs, and DSUs was $41.1 million as of December 30, 2023.

The following table summarizes additional information about PBRSs PBRSUs, RSUs, RSAs, and DSUs (in thousands, except per share data):

	Fiscal Year Ended
	December 30, 2023	December 31, 2022	January 1, 2022
Weighted average grant date fair value per share of awards granted	$38.74	$52.42	$79.06
Total grant date fair value of awards vested	$19,828	$11,602	$7,145
Intrinsic value of awards vested	$16,485	$12,434	$19,346
Stock Options

There have been no new grants of options since 2019 and all options outstanding as of December 31, 2022 and December 30, 2023 were exercisable. We had no unrecognized compensation cost related to stock options and no non-vested stock options as of December 30, 2023 or December 31, 2022. A summary of the stock options is as follows for the periods indicated (in thousands, except per share data):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance, December 31, 2022	642	$20.10	5.93
Exercised	(64)	24.41
Balance, December 30, 2023	578	$19.62	4.89	$18,550
Exercisable, December 30, 2023	578	$19.62	4.89	$18,550

The total intrinsic value of stock options exercised was $1.0 million, $3.3 million, and $33.1 million for 2023, 2022, and 2021, respectively. The income tax benefits related to stock options exercised were $0.2 million, $0.8 million, and $8.1 million for 2023, 2022, and 2021, respectively. The total grant date fair value of stock options vested was $1.7 million, and $2.2 million for 2022, and 2021, respectively.

10. STOCKHOLDERS’ EQUITY

On February 27, 2022, the Board of Directors authorized a common stock repurchase program of up to $100.0 million. During the three months ended April 2, 2022, we repurchased 1,676,551 shares for an aggregate purchase price of $100.0 million, including fees and commissions, at an average repurchase price of $59.66 per share. Following the repurchases, no shares remained available for future repurchases under the program. All of the common stock repurchased is held as treasury stock.

On February 1, 2024, the Board of Directors authorized the repurchase of up to $300 million of the Company’s common stock. See Note 14—Subsequent Events for information regarding the Company’s Share Repurchase Program adopted in February 2024.

11. COMMITMENTS AND CONTINGENCIES

Future commitments under non-cancelable agreements at December 30, 2023 were as follows (in thousands):

		Fiscal Year
	Total	2024	2025	2026	2027	2028	Thereafter
Non-cancelable agreements(1)	$154,013	$73,867	$50,515	$21,900	$6,198	$1,533	$—
_________________________
(1)We have entered into commitments for service and maintenance agreements related to our management information systems, distribution contracts, advertising, sponsorships, and licensing agreements.
As we are unable to reasonably predict the timing of settlement of liabilities related to unrecognized tax benefits and other noncurrent tax liabilities, the table above does not include $17.6 million, net, of such liabilities that are on our consolidated balance sheet as of December 30, 2023.

We are involved in various claims and legal proceedings, some of which are covered by insurance. We believe that the existing claims and proceedings, and potential losses relating to such contingencies, will not have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

Product Recall Reserves

In January 2023, we notified the U.S. Consumer Product Safety Commission (“CPSC”) of a potential safety concern regarding the magnet-lined closures of our Hopper M30 Soft Cooler, Hopper M20 Soft Backpack Cooler, and SideKick Dry gear case (the “affected products”) and initiated a global stop sale of the affected products. In February 2023, we proposed a voluntary recall of the affected products to the CPSC, and other relevant global regulatory authorities, which we refer to as the “voluntary recalls” herein unless otherwise indicated. In conjunction with the stop sale, we determined that the affected products inventory held by us, our suppliers and our wholesale customers is unsalable, and notified our wholesale customers to return the affected products. In March 2023, we announced separate, voluntary recalls of the affected products in collaboration with the CPSC and subsequently began processing recall claims and returns.

We establish reserves for the estimated costs of a product recall when circumstances giving rise to the recall become known and when such costs are probable and estimable. As a result of the voluntary recalls, we established a reserve as of December 31, 2022, for expected future returns and the estimated cost of recall remedies for consumers with affected products. The reserve for the estimated product recall expenses is included within accrued expenses and other current liabilities on our consolidated balance sheets. Estimating the cost of recall remedies required significant judgment and is primarily based on i) expected consumer participation rates; and ii) the estimated costs of the consumer’s elected remedy in the recalls, including the estimated cost of either product replacements or gift card elections, logistics costs, and other recall-related costs. We reevaluate these assumptions each period, and the related reserves are adjusted when factors indicate that the reserve is either not sufficient to cover or exceeds the estimated product recall costs. The ultimate impact from the approved voluntary recalls could differ materially from these estimates.

The reserve for the estimated product recall expenses was $13.1 million and $94.8 million as of December 30, 2023 and December 31, 2022, respectively. As of December 31, 2022, we recorded a write-off of $34.1 million for our unsalable inventory on-hand. Due to the physical scrapping of inventory, the inventory reserve for our unsalable inventory on-hand, including affected products returned in connection with the recalls, was nominal as of December 30, 2023.

During the second quarter of 2023, we began processing recall-related claims and returns. Based on such experience and observed trends during 2023, we reevaluated our prior assumptions and adjusted our estimated product recall reserve. These trends included higher than anticipated elections by consumers to receive gift cards in lieu of product replacement remedies, lower than anticipated consumer recall participation rates, variations in individual product participation rates, and lower logistics costs than previously estimated. As a result, we updated our recall reserve assumptions throughout the remainder of 2023, which increased the estimated recall expense reserve by $3.6 million during the year ended December 30, 2023.

The following table summarizes the activity in the reserve for the estimated product recall expenses (in thousands):

December 30, 2023
Balance, January 1, 2023	$94,807
Actual product refunds, replacements and recall-related costs	(55,470)
Gift card issuances(1)	(29,802)
Reserve adjustment	3,555
Balance, December 30, 2023	$13,090
_________________________
(1)For the year ended December 30, 2023, we recognized net sales of $25.3 million from redeemed recall-related gift cards. As of December 30, 2023, we had $4.5 million in unredeemed recall-related gift card liabilities, which are included in contract liabilities within accrued expenses and other current liabilities on our consolidated balance sheet.

The product recalls, which include recall reserve adjustments and other incurred costs, had the following effect on our income before income taxes (in thousands):

	Fiscal Year Ended
	December 30, 2023	December 31, 2022
Decrease to net sales(1)	$(21,700)	$(38,415)
Decrease (increase) to cost of goods sold(2)	8,423	(58,583)
Decrease to gross profit	(13,277)	(96,998)
Decrease (increase) to selling, general and administrative expenses(3)	11,382	(31,910)
Decrease to income before income taxes	$(1,895)	$(128,908)
_________________________
(1)For the year ended December 30, 2023, primarily reflects the unfavorable impact of the recall reserve adjustment mainly related to higher estimated future recall remedies (i.e., estimated gift card elections). For the year ended December 31, 2022, reflects a reduction for estimated future returns and recall remedies in connection with the initial recognition of the product recall reserves. Of the total net sales impact, $7.3 million and $14.4 million was allocated to our DTC and wholesale channels for the year ended December 30, 2023, and $6.2 million and $32.2 million was allocated to our DTC and wholesale channels for the year ended December 31, 2022. These amounts were allocated based on the historical channel sell-in basis of the affected products.
(2)For the year ended December 30, 2023, reflects the impact of favorable recall reserve adjustments primarily related to lower estimated costs of future product replacement remedy elections and logistics costs and lower recall-related costs. For the year ended December 31, 2022, reflects an increase to cost of goods sold primarily related to inventory write-offs for unsalable inventory on-hand, and estimated costs of future product replacement remedies, and logistics costs in connection with the initial recognition of the product recall reserves.
(3)For the year ended December 30, 2023, reflects the impact of favorable recall reserve adjustments primarily related to lower estimated other recall-related costs. For the year ended December 31, 2022, reflects an increase to SG&A expenses associated with estimated other recall-related costs in connection with the initial recognition of the product recall reserves.

The ultimate impact from the recalls may differ materially from our estimates, and may harm our business, financial condition, and results of operations. See Part I, Item 1A “Risk Factors - Risks Related to Our Business, Operations and Industry.”

12. INCOME TAXES

The components of income before income taxes were as follows for the periods indicated (in thousands):

	Fiscal Year Ended
	December 30, 2023	December 31, 2022	January 1, 2022
Domestic	$215,490	$107,578	$262,182
Foreign	10,456	8,599	6,228
Income before income taxes	$225,946	$116,177	$268,410

The components of income tax expense were as follows for the periods indicated (in thousands):

	Fiscal Year Ended
	December 30, 2023	December 31, 2022	January 1, 2022
Current tax expense:
U.S. federal	$21,139	$43,967	$37,963
State	7,659	11,761	11,018
Foreign	1,936	3,372	1,726
Total current tax expense	30,734	59,100	50,707
Deferred tax expense (benefit):
U.S. federal	20,136	(26,783)	4,770
State	4,230	(4,499)	540
Foreign	961	(1,334)	(209)
Total deferred tax expense (benefit)	25,327	(32,616)	5,101
Total income tax expense	$56,061	$26,484	$55,808

A reconciliation of income taxes computed at the federal statutory income tax rate of 21% to the effective income tax rate is as follows for the periods indicated (in thousands):

	Fiscal Year Ended
	December 30, 2023	December 31, 2022	January 1, 2022
Income taxes at the statutory rate	$47,449	$24,397	$56,366
Increase (decrease) resulting from:
State income taxes, net of federal tax effect	8,532	4,454	8,562
Foreign-derived intangible income	(3,192)	(2,878)	(3,056)
Research and development tax credits	(681)	(742)	(630)
Tax expense (benefit) related to stock-based compensation	713	(472)	(7,259)
Other	3,240	1,725	1,825
Income tax expense	$56,061	$26,484	$55,808

Deferred tax assets and liabilities consisted of the following for the periods indicated (in thousands):

	Fiscal Year Ended
	December 30, 2023	December 31, 2022
Deferred tax assets:
Accrued liabilities	$7,688	$24,339
Allowances and other reserves	3,450	3,510
Inventory	2,974	13,022
Stock-based compensation	5,857	5,410
Operating lease liabilities	22,280	16,817
Capitalized research and development expenditures	9,276	7,921
Other	2,647	4,520
Total deferred tax assets	$54,172	$75,539
Deferred tax liabilities:
Operating lease assets	$(19,047)	$(13,828)
Prepaid expenses	(1,279)	(1,286)
Property and equipment	(11,469)	(15,734)
Intangible assets	(24,645)	(21,346)
Other	(60)	(112)
Total deferred tax liabilities	(56,500)	(52,306)
Net deferred tax liabilities	$(2,328)	$23,233
Amounts included in the Consolidated Balance Sheets:
Deferred income taxes	$1,692	$23,233
Other liabilities	(4,020)	—
Net deferred income tax liabilities	$(2,328)	$23,233

We consider the undistributed earnings of our foreign subsidiaries to be indefinitely reinvested, and, accordingly, no taxes have been recognized on such earnings except for the transition tax recognized as part of the Tax Cuts and Jobs Act (“the Tax Act”) during 2017. We continue to evaluate our plans for reinvestment or repatriation of unremitted foreign earnings. If we determine that all or a portion of our foreign earnings are no longer indefinitely reinvested, we may be subject to additional foreign withholding taxes and U.S. state income taxes. We believe it is not practicable to estimate the amount of additional taxes, which may be payable upon distribution of these earnings. At December 30, 2023, we had unremitted earnings of foreign subsidiaries of $37.2 million.

The Tax Act introduced new provisions for U.S. taxation of certain global intangible low-taxed income (“GILTI”). We elected to account for the tax on GILTI as a period cost and therefore have not recorded deferred taxes related to GILTI on our foreign subsidiaries.

As of December 30, 2023, we had Texas research and development tax credit carryforwards of approximately $2.1 million, which if not utilized, will expire beginning in 2038.

The following table summarizes the activity related to our unrecognized tax benefits for the periods indicated (excluding interest and penalties) (in thousands):

	Fiscal Year Ended
	December 30, 2023	December 31, 2022
Balance, beginning of year	$12,591	$11,113
Gross increases related to current year tax positions	1,318	2,270
Gross increases related to prior year tax positions	1,060	36
Gross decreases related to prior year tax positions	(141)	(68)
Decreases as a result of settlements during the current period	—	(260)
Lapse of statute of limitations	(492)	(500)
Balance, end of year	$14,336	$12,591

If our positions are sustained by the relevant taxing authorities, approximately $14.3 million (excluding interest and penalties) of uncertain tax position liabilities as of December 30, 2023 would favorably impact our effective tax rate in future periods. We do not anticipate that the balance of gross unrecognized tax benefits will change significantly during the next twelve months.

We include interest and penalties related to unrecognized tax benefits in our current provision for income taxes in the accompanying consolidated statements of operations. As of December 30, 2023, we had recognized a liability of $3.3 million for interest and penalties related to unrecognized tax benefits.

We file income tax returns in the United States and various state and foreign jurisdictions. The tax years 2020 through 2023 remain open to examination in the United States, and the tax years 2016 through 2023 remain open to examination in Texas. The tax years 2019 through 2023 remain open to examination in most other state and foreign jurisdictions.

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

The following table sets forth the calculation of earnings per share and weighted-average common shares outstanding at the dates indicated (in thousands, except per share data):

	Fiscal Year Ended
	December 30, 2023	December 31, 2022	January 1, 2022
Net income	$169,885	$89,693	$212,602

Weighted average common shares outstanding — basic	86,717	86,521	87,425
Effect of dilutive securities	686	674	1,241
Weighted average common shares outstanding — diluted	87,403	87,195	88,666

Earnings per share
Basic	$1.96	$1.04	$2.43
Diluted	$1.94	$1.03	$2.40

Outstanding stock-based awards representing 0.2 million, 0.5 million and less than 0.1 million shares of common stock were excluded from the calculations of diluted earnings per share in 2023, 2022, and 2021, respectively, because the effect of their inclusion would have been antidilutive to those years.

14. SUBSEQUENT EVENTS
Mystery Ranch and Butter Pat Acquisitions
During the first quarter of 2024, we completed the acquisitions of Mystery Ranch, Ltd. (“Mystery Ranch”), a designer and manufacturer of durable load-bearing backpacks, bags, and pack accessories, and Butter Pat Industries, LLC (“Butter Pat”), a designer and manufacturer of cast iron cookware. The total purchase consideration for both transactions was approximately $48.5 million in cash. The acquisitions were funded through cash on hand. We plan to integrate the Mystery Ranch and Butter Pat operations and products into our business to further expand our capabilities in the bags and cookware categories.
Share Repurchase Program
On February 1, 2024, the Company’s Board of Directors authorized the repurchase of up to $300 million (exclusive of fees and commission) of the Company’s common stock. Repurchases of shares of common stock may be made through various methods, including, but not limited to, open market, privately negotiated, or accelerated share repurchase transactions. Repurchases under the share repurchase program may also be made pursuant to a plan adopted under Rule 10b5-1 promulgated under the Securities Exchange Act of 1934, as amended. The timing, manner, price, and actual amount of share repurchases will be determined by management based on various factors, including, but not limited to, stock price, economic and market conditions, other capital allocation needs and opportunities, and corporate and regulatory considerations. The Company has no obligation to repurchase any amount of its common stock, and such repurchases, may be suspended or discontinued at any time. The Company expects to fund repurchases from its existing cash position or future cash flow generated from operations.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosures. Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 30, 2023.

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

Our management has conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 30, 2023, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013) (“COSO”). Based on the results of this evaluation, management concluded that our internal control over financial reporting was effective as of December 30, 2023.

Our independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited our internal control over financial reporting. Their opinion on the effectiveness of our internal control over financial reporting as of December 30, 2023 appears in Part II, Item 8 of this Form 10-K.

Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) that occurred during the fourth quarter of 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Item 9B. Other information
Insider Trading Arrangements
During the three months ended December 30, 2023, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or constituted a “non Rule 10b5-1 trading arrangement.”

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
The remaining information required by this item is incorporated by reference to our definitive Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 30, 2023.
Item 11. Executive Compensation
The information required by this item is incorporated by reference to our definitive Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 30, 2023.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated by reference to our definitive Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 30, 2023.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference to our definitive Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 30, 2023.
Item 14. Principal Accounting Fees and Services
The information required by this item is incorporated by reference to our definitive Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 30, 2023.
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

Exhibit Number	Exhibit

3.1	Amended and Restated Certificate of Incorporation of YETI Holdings, Inc. (filed as Exhibit 3.1 to the Company's Current Report on Form 8-K on October 26, 2018 and incorporated herein by reference)

3.2	Amended and Restated Bylaws of YETI Holdings, Inc. (filed as Exhibit 3.1 to the Company's Current Report on Form 8-K on February 7, 2024 and incorporated herein by reference)

4.1
Description of Capital Stock of YETI Holdings, Inc (filed as Exhibit 4.5 to the Company’s Annual Report on Form 10-K for the year ended December 28, 2019 on February 18, 2020 and incorporated herein by reference)

10.1†
Amended and Restated Employment Agreement, dated as of October 9, 2018, by and between YETI Coolers, LLC and Matthew J. Reintjes (filed as Exhibit 10.3 to Amendment No. 1 to the Company's Registration Statement on Form S-1 (Registration No. 333-227578) on October 15, 2018 and incorporated herein by reference)

10.2†
YETI Holdings, Inc. 2012 Equity and Performance Incentive Plan (Amended and Restated June 20, 2018) (filed as Exhibit 10.9 to the Company's Registration Statement on Form S-1 (Registration No. 333-227578) on September 27, 2018 and incorporated herein by reference)

10.3†
Form of Option Adjustment Letter, dated as of May 19, 2016 (filed as Exhibit 10.14 to the Company's Registration Statement on Form S-1 (Registration No. 333-227578) on September 27, 2018 and incorporated herein by reference)

10.4†
Form of Restricted Stock Unit Agreement under the YETI Holdings, Inc. 2012 Equity and Performance Incentive Plan (Amended and Restated June 20, 2018) (filed as Exhibit 10.15 to the Company's Registration Statement on Form S-1 (Registration No. 333-227578) on September 27, 2018 and incorporated herein by reference)

10.5†
YETI Coolers, LLC Senior Leadership Severance Benefits Plan (filed as Exhibit 10.16 to the Company's Registration Statement on Form S-1 (Registration No. 333-227578) on September 27, 2018 and incorporated herein by reference)

10.6†
YETI Holdings, Inc. 2018 Equity and Incentive Compensation Plan (filed as Exhibit 10.17 to the Company's Registration Statement on Form S-1 (Registration No. 333-227578) on September 27, 2018 and incorporated herein by reference)

10.7†
Form of Non-Employee Director Restricted Stock Unit Agreement under the 2018 Equity and Incentive Compensation Plan (filed as Exhibit 10.18 to the Company's Registration Statement on Form S-1 (Registration No. 333-227578) on September 27, 2018 and incorporated herein by reference)

10.8†
Form of Non-Employee Director Deferred Stock Unit Agreement under the 2018 Equity and Incentive Compensation Plan (filed as Exhibit 10.19 to the Company's Registration Statement on Form S-1 (Registration No. 333-227578) on September 27, 2018 and incorporated herein by reference)

10.9†
Form of Non qualified Stock Option Agreement under the 2018 Equity and Incentive Compensation Plan (filed as Exhibit 10.20 to Amendment No. 1 to the Company's Registration Statement on Form S-1 (Registration No. 333-227578) on October 15, 2018 and incorporated herein by reference)

10.10†
Form of Time-Based Restricted Stock Award Agreement under the YETI Holdings, Inc. 2018 Equity and Performance Incentive Plan (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 27, 2020 filed August 6, 2020 and incorporated herein by reference)

10.11†
Form of Performance-Based Restricted Stock Award Agreement under the YETI Holdings, Inc. 2018 Equity and Performance Incentive Plan (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 27, 2020 filed August 6, 2020 and incorporated herein by reference)

10.12†
Form of Global Restricted Stock Unit Agreement under YETI Holdings, Inc. 2018 Equity and Performance Incentive Plan (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 2, 2022 filed May 11, 2022 and incorporated herein by reference)

10.13†
Form of Global Performance-Based Restricted Stock Unit Grant Agreement under YETI Holdings, Inc. 2018 Equity and Performance Incentive Plan (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 2, 2022 filed May 11, 2022 and incorporated herein by reference)

10.14*†	YETI Holdings, Inc. Non-Employee Director Compensation Policy, effective December 31, 2023

10.15†
Form of Indemnification Agreement by and between the Company and each of its directors and executive officers (filed as Exhibit 10.21 to the Company's Registration Statement on Form S-1 (Registration No. 333-227578) on September 27, 2018 and incorporated herein by reference)

10.16
Credit Agreement, dated as of May 19, 2016, by and among YETI Holdings, Inc., the lenders from time to time party thereto and Bank of America, N.A., as administrative agent (filed as Exhibit 10.22 to the Company's Registration Statement on Form S-1 (Registration No. 333-227578) on September 27, 2018 and incorporated herein by reference)

10.17
First Amendment to Credit Agreement, dated as of July 17, 2017, by and among YETI Holdings, Inc., the lenders from time to time party thereto and Bank of America, N.A., as administrative agent (filed as Exhibit 10.23 to the Company's Registration Statement on Form S-1 (Registration No. 333-227578) on September 27, 2018 and incorporated herein by reference)

10.18
Second Amendment to Credit Agreement, dated as of December 17, 2019, by and among YETI Holdings, Inc., the lenders from time to time party thereto and Bank of America, N.A., as administrative agent (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K on December 18, 2019 and incorporated herein by reference)

10.19
Third Amendment to Credit Agreement, dated as of March 31, 2023, by and among YETI Holdings, Inc., the lenders from time to time party thereto and Bank of America, N.A., as administrative agent.(filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 1, 2023 filed May 11, 2023 and incorporated herein by reference)

10.20
Fourth Amendment to Credit Agreement, dated as of June 22, 2023, by and among YETI Holdings, Inc., the subsidiaries of YETI Holdings, Inc. party thereto, the lenders party thereto and Bank of America, N.A., as administrative agent (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K on June 26, 2023 and incorporated herein by reference)

21.1*	Subsidiaries of YETI Holdings, Inc.

23.1*	Consent of PricewaterhouseCoopers LLP

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97*	Policy Regarding the Recoupment of Certain Compensation Payments

101
The following audited financial statements from YETI Holdings, Inc.’s Annual Report on Form 10-K for the year ended December 30, 2023, formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to the Consolidated Financial Statements

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

YETI Holdings, Inc.

Dated: February 26, 2024	By:	/s/ Matthew J. Reintjes
Matthew J. Reintjes
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the dates indicated.

Dated: February 26, 2024	By:	/s/ Matthew J. Reintjes
Matthew J. Reintjes
President and Chief Executive Officer, Director (Principal Executive Officer)

Dated: February 26, 2024	By:	/s/ Michael J. McMullen
Michael J. McMullen
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)

Dated: February 26, 2024	By:	/s/ Robert K. Shearer
Robert K. Shearer
Chair and Director

Dated: February 26, 2024	By:	/s/ Elizabeth L. Axelrod
Elizabeth L. Axelrod
Director

Dated: February 26, 2024	By:	/s/ Alison Dean
Alison Dean
Director

Dated: February 26, 2024	By:	/s/ Frank D. Gibeau
Frank D. Gibeau
Director

Dated: February 26, 2024	By:	/s/ Robert A. Katz
Robert A. Katz
Director

Dated: February 26, 2024	By:	/s/ Mary Lou Kelley
Mary Lou Kelley
Director

Dated: February 26, 2024	By:	/s/ Dustan E. McCoy
Dustan E. McCoy
Director