Form 10-Q
period 2024-06-29
YETI Holdings, Inc.
filed 2024-08-08
CIK 1670592

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________________________
FORM 10-Q
____________________________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 29, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
There were 84,651,997 shares of Common Stock ($0.01 par value) outstanding as of August 2, 2024.

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

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements.
YETI HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except shares and par value)

	June 29, 2024	December 30, 2023
ASSETS
Current assets
Cash	$212,937	$438,960
Accounts receivable, net	159,050	95,774
Inventory	378,296	337,208
Prepaid expenses and other current assets	56,966	42,463
Total current assets	807,249	914,405
Property and equipment, net	131,858	130,714
Operating lease right-of-use assets	80,425	77,556
Goodwill	72,894	54,293
Intangible assets, net	136,886	117,629
Other assets	2,993	2,595
Total assets	$1,232,305	$1,297,192

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$175,199	$190,392
Accrued expenses and other current liabilities	112,138	130,026
Taxes payable	23,821	33,489
Accrued payroll and related costs	17,856	23,141
Current operating lease liabilities	16,365	14,726
Current maturities of long-term debt	6,481	6,579
Total current liabilities	351,860	398,353
Long-term debt, net of current portion	75,829	78,645
Operating lease liabilities, non-current	78,217	76,163
Other liabilities	20,539	20,421
Total liabilities	526,445	573,582

Commitments and contingencies (Note 10)

Stockholders’ Equity
Common stock, par value $0.01; 600,000,000 shares authorized; 88,966,716 and 84,648,990 shares issued and outstanding at June 29, 2024, respectively, and 88,592,761 and 86,916,210 shares issued and outstanding at December 30, 2023, respectively	890	886
Treasury stock, at cost; 4,317,726 shares at June 29, 2024 and 1,676,551 shares at December 30, 2023	(200,878)	(100,025)
Preferred stock, par value $0.01; 30,000,000 shares authorized; no shares issued or outstanding	—	—
Additional paid-in capital	402,495	386,377
Retained earnings	504,687	438,436
Accumulated other comprehensive loss	(1,334)	(2,064)
Total stockholders’ equity	705,860	723,610
Total liabilities and stockholders’ equity	$1,232,305	$1,297,192
See Notes to Unaudited Condensed Consolidated Financial Statements

YETI HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Net sales	$463,499	$402,563	$804,893	$705,359
Cost of goods sold	199,193	187,725	345,774	328,651
Gross profit	264,306	214,838	459,119	376,708
Selling, general, and administrative expenses	196,886	164,507	365,882	311,279
Operating income	67,420	50,331	93,237	65,429
Interest (expense) income, net	(548)	(731)	111	(1,325)
Other income (expense), net	391	1,244	(3,710)	1,250
Income before income taxes	67,263	50,844	89,638	65,354
Income tax expense	(16,867)	(12,773)	(23,387)	(16,719)
Net income	$50,396	$38,071	$66,251	$48,635

Net income per share
Basic	$0.59	$0.44	$0.77	$0.56
Diluted	$0.59	$0.44	$0.77	$0.56

Weighted-average common shares outstanding
Basic	84,794	86,677	85,575	86,603
Diluted	85,468	87,196	86,313	87,141
See Notes to Unaudited Condensed Consolidated Financial Statements

YETI HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended		Six Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Net income	$50,396	$38,071	$66,251	$48,635
Other comprehensive (loss) income
Foreign currency translation adjustments	(58)	(1,570)	730	(1,767)
Total comprehensive income	$50,338	$36,501	$66,981	$46,868
See Notes to Unaudited Condensed Consolidated Financial Statements

YETI HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(In thousands, including shares)

	Three Months Ended June 29, 2024
	Common Stock		Additional Paid-In Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance, March 30, 2024	88,906	$889	$373,697	(3,675)	$(180,702)	$454,291	$(1,276)	$646,899
Stock-based compensation	—	—	8,828	—	—	—	—	8,828
Common stock issued under employee benefit plans	61	1	(1)	—	—	—	—	—
Common stock withheld related to net share settlement of stock-based compensation	—	—	(29)	—	—	—	—	(29)
Repurchase of common stock	—	—	20,000	(643)	(20,176)	—	—	(176)
Other comprehensive loss	—	—	—	—	—	—	(58)	(58)
Net income	—	—	—	—	—	50,396	—	50,396
Balance, June 29, 2024	88,967	$890	$402,495	(4,318)	$(200,878)	$504,687	$(1,334)	$705,860

	Three Months Ended July 1, 2023
	Common Stock		Additional Paid-In Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance, April 1, 2023	88,316	$883	$363,205	(1,677)	$(100,025)	$279,115	$(617)	$542,561
Stock-based compensation	—	—	7,338	—	—	—	—	7,338
Common stock issued under employee benefit plans	94	1	893	—	—	—	—	894
Common stock withheld related to net share settlement of stock-based compensation	(3)	—	(88)	—	—	—	—	(88)
Other comprehensive loss	—	—	—			—	(1,570)	(1,570)
Net income	—	—	—	—	—	38,071	—	38,071
Balance, July 1, 2023	88,407	$884	$371,348	(1,677)	$(100,025)	$317,186	$(2,187)	$587,206
See Notes to Unaudited Condensed Consolidated Financial Statements

YETI HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(In thousands, including shares)

	Six Months Ended June 29, 2024
	Common Stock		Additional Paid-In Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance, December 30, 2023	88,593	$886	$386,377	(1,677)	(100,025)	$438,436	$(2,064)	$723,610
Stock-based compensation	—	—	17,325	—	—	—	—	17,325
Common stock issued under employee benefit plans	404	4	(4)	—	—	—	—	—
Common stock withheld related to net share settlement of stock-based compensation	(30)	—	(1,203)	—	—	—	—	(1,203)
Repurchase of common stock, including excise tax	—	—	—	(2,641)	(100,853)	—	—	(100,853)
Other comprehensive income	—	—	—	—	—	—	730	730
Net income	—	—	—	—	—	66,251	—	66,251
Balance, June 29, 2024	88,967	$890	$402,495	(4,318)	$(200,878)	$504,687	$(1,334)	$705,860

	Six Months Ended July 1, 2023
	Common Stock		Additional Paid-In Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance, December 31, 2022	88,108	$881	$357,490	(1,677)	(100,025)	$268,551	$(420)	$526,477
Stock-based compensation	—	—	14,113	—	—	—	—	14,113
Common stock issued under employee benefit plans	346	3	1,570	—	—	—	—	1,573
Common stock withheld related to net share settlement of stock-based compensation	(47)	—	(1,825)	—	—	—	—	(1,825)
Other comprehensive loss	—	—	—	—	—	—	(1,767)	(1,767)
Net income	—	—	—	—	—	48,635	—	48,635
Balance, July 1, 2023	88,407	$884	$371,348	(1,677)	$(100,025)	$317,186	$(2,187)	$587,206

See Notes to Unaudited Condensed Consolidated Financial Statements

YETI HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended
	June 29, 2024	July 1, 2023
Cash Flows from Operating Activities:
Net income	$66,251	$48,635
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	23,559	23,197
Amortization of deferred financing fees	326	276
Stock-based compensation	17,325	14,113
Deferred income taxes	(1,966)	15,309
Impairment of long-lived assets	2,025	—
Loss on modification and extinguishment of debt	—	330
Product recalls	—	8,538
Other	2,343	(2,792)
Changes in operating assets and liabilities:
Accounts receivable	(60,085)	(51,941)
Inventory	(25,380)	48,830
Other current assets	(9,946)	(11,468)
Accounts payable and accrued expenses	(50,065)	(54,109)
Taxes payable	(13,503)	(9,112)
Other	1,402	(1,025)
Net cash (used in) provided by operating activities	(47,714)	28,781
Cash Flows from Investing Activities:
Purchases of property and equipment	(21,636)	(25,068)
Business acquisition, net of cash acquired	(36,164)	—
Additions of intangibles, net	(14,635)	(6,849)
Net cash used in investing activities	(72,435)	(31,917)
Cash Flows from Financing Activities:
Repayments of long-term debt	(2,109)	(5,625)
Payments of deferred financing fees	—	(2,824)
Taxes paid in connection with employee stock transactions	(1,202)	(1,825)
Proceeds from employee stock transactions	—	1,573
Finance lease principal payment	(2,491)	(1,236)
Repurchase of common stock	(100,000)	—
Net cash used in financing activities	(105,802)	(9,937)
Effect of exchange rate changes on cash	(72)	1,468
Net decrease in cash	(226,023)	(11,605)
Cash, beginning of period	438,960	234,741
Cash, end of period	$212,937	$223,136
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

Fiscal Year End

We have a 52- or 53-week fiscal year that ends on the Saturday closest in proximity to December 31, such that each quarterly period will be 13 weeks in length, except during a 53-week year when the fourth quarter will be 14 weeks. Our fiscal year ending December 28, 2024 (“2024”) is a 52-week period. The first quarter of our fiscal year 2024 ended on March 30, 2024, the second quarter ended on June 29, 2024, and the third quarter ends September 28, 2024. Our fiscal year ended December 30, 2023 (“2023”) was also a 52-week period. Unless otherwise stated, references to particular years, quarters, months and periods refer to our fiscal years and the associated quarters, months, and periods of those fiscal years. The unaudited condensed consolidated financial results presented herein represent the three and six months ended June 29, 2024 and July 1, 2023.

Accounts Receivable

Accounts receivable are recorded net of estimated credit losses. Our allowance for credit losses was $0.6 million as of June 29, 2024 and $0.5 million as of December 30, 2023, respectively.

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

Inventory

Inventories are comprised primarily of finished goods and are carried at the lower of cost (primarily using weighted-average cost method) or market (net realizable value). At June 29, 2024 and December 30, 2023, inventory reserves were $3.5 million and $2.2 million, respectively.

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

Supplier Finance Program Obligations

We have a supplier finance program (“SFP”) with a financial institution which provides certain suppliers the option, at their sole discretion, to participate in the program and sell their receivables due from us for early payment. Participating eligible suppliers negotiate the terms directly with the financial institution and we have no involvement in establishing those terms nor are we a party to these agreements. Our payments associated with the invoices from the suppliers participating in the SFP are made to the financial institution according to the original invoice. The outstanding payment obligations under the SFP program recorded within accounts payable in our condensed consolidated balance sheets at June 29, 2024 and December 30, 2023 were $105.9 million and $77.3 million, respectively.

Recently Adopted Accounting Pronouncements

In September 2022, the Financial Accounting Standards Board (“FASB”) issued ASU 2022-04, Liabilities-Supplier Finance Programs (Topic 405-50) - Disclosure of Supplier Finance Program Obligations, which requires disclosures intended to enhance the transparency of supplier finance programs. The ASU requires buyers in a supplier finance program to disclose sufficient information about the program to allow a user of financial statements to understand the program’s nature, activity during the period, changes from period to period, and potential magnitude. The ASU is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, except for the amendment on rollforward information, which is effective for our Annual Report on Form 10-K for fiscal years beginning after December 15, 2023. We adopted provisions of this ASU in the first quarter of 2023, with the exception of the amendment on rollforward information, which we adopted in the first quarter of 2024 for our Annual Report for fiscal year 2024. Adoption of the new standard did not have a material impact on our consolidated financial statements.

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

2. ACQUISITIONS
Mystery Ranch Acquisition

On February 2, 2024, we completed the acquisition of all of the equity interests of Mystery Ranch, LLC (“Mystery Ranch”), a designer and manufacturer of durable load-bearing backpacks, bags, and pack accessories. The total purchase price consideration was $36.2 million, net of a preliminary working capital adjustment and cash acquired of $2.1 million. We are integrating the Mystery Ranch operations and products into our business to further expand our capabilities in our bags category. The acquisition was funded with cash on hand.

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

Pro forma results are not presented as the impact of this acquisition is not material to our consolidated financial results. The net sales and earnings impact of this acquisition was not material to our consolidated financial results for the three and six months ended June 29, 2024.

Butter Pat Acquisition

During the three months ended March 30, 2024, we acquired substantially all of the assets of Butter Pat Industries, LLC (“Butter Pat”), a designer and manufacturer of cast iron cookware. We are integrating Butter Pat products into our product portfolio to further expand our capabilities in the cookware category. This transaction was accounted for as an asset acquisition and is not material to our consolidated financial statements.

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

During the second quarter of 2023, we began issuing gift cards as remedies in connection with our voluntary recalls. We recognize sales from gift cards as they are redeemed for products. As of June 29, 2024, $3.4 million of our contract liabilities represented unredeemed gift card liabilities.

The following table provides information about accounts receivable and contract liabilities at the periods indicated (in thousands):

	June 29, 2024	December 30, 2023
Accounts receivable, net	$159,050	$95,774
Contract liabilities	$(9,770)	$(22,437)
For the six months ended June 29, 2024, we recognized $22.1 million of revenue that was previously included in the contract liability balance at the beginning of the period.

Disaggregation of Revenue

The following table disaggregates our net sales by channel, product category, and geography (based on end-consumer location) for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	June 29, 2024	July 1, 2023(1)	June 29, 2024	July 1, 2023(1)
Net Sales by Channel
Wholesale	$213,129	$176,175	$366,697	$312,004
Direct-to-consumer	250,370	226,388	438,196	393,355
Total net sales	$463,499	$402,563	$804,893	$705,359

Net Sales by Category
Coolers & Equipment	$205,942	$156,610	$325,848	$260,964
Drinkware	246,523	233,417	461,103	423,704
Other	11,034	12,536	17,942	20,691
Total net sales	$463,499	$402,563	$804,893	$705,359

Net Sales by Geographic Region
United States	$386,886	$345,888	$662,682	$598,874
International	76,613	56,675	142,211	106,485
Total net sales	$463,499	$402,563	$804,893	$705,359
_________________________
(1)Includes an unfavorable impact from the recall reserve adjustment. See Note 10 for further discussion of our recalls.

For the three months ended June 29, 2024, our largest single customer represented approximately 11% of gross sales. For the six months ended June 29, 2024, no single customer represented over 10% of gross sales. For the three and six months ended July 1, 2023, our largest single customer represented approximately 12% and 10% of gross sales, respectively.

4. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets include the following (in thousands):

	June 29, 2024	December 30, 2023
Prepaid expenses	$29,872	$21,165
Prepaid taxes	18,651	15,089
Other	8,443	6,209
Total prepaid expenses and other current assets	$56,966	$42,463

5. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following (in thousands):

	June 29, 2024	December 30, 2023
Product recall reserves(1)	$6,871	$13,090
Accrued freight and other operating expenses	33,257	45,228
Contract liabilities	9,770	22,437
Customer discounts, allowances, and returns	15,033	11,515
Advertising and marketing	13,991	9,945
Warranty reserve	8,990	9,808
Interest payable	155	159
Accrued capital expenditures	1,211	590
Other	22,860	17,254
Total accrued expenses and other current liabilities	$112,138	$130,026
_________________________
(1) See Note 10 for further discussion of our product recall reserves.
6. INCOME TAXES

Income tax expense was $16.9 million and $12.8 million for the three months ended June 29, 2024 and July 1, 2023, respectively. The increase in income tax expense was due to higher income before income taxes. The effective tax rate was 25% for each of the three months ended June 29, 2024 and July 1, 2023.

Income tax expense was $23.4 million and $16.7 million for the six months ended June 29, 2024 and July 1, 2023, respectively. The increase in income tax expense was due to higher income before income taxes. The effective tax rate was 26% for each of the six months ended June 29, 2024 and July 1, 2023.

Deferred tax liabilities were $2.2 million as of June 29, 2024 and $4.0 million as of December 30, 2023, which is presented in other liabilities on our unaudited condensed consolidated balance sheet.

The Organization for Economic Co-operation and Development enacted model rules for a new global minimum tax framework, also known as Pillar Two, and certain governments globally have enacted, or are in the process of enacting, legislation to address Pillar Two. For the six months ended June 29, 2024, the impact of Pillar Two on our consolidated financial statements was not material.

For interim periods, our income tax expense and resulting effective tax rate are based upon an estimated annual effective tax rate adjusted for the effects of items required to be treated as discrete to the period, including changes in tax laws, changes in estimated exposures for uncertain tax positions, and other items.
7. STOCK-BASED COMPENSATION

In May 2024, the Company’s stockholders approved the 2024 Equity and Incentive Compensation Plan (“2024 Plan”), which replaced the 2018 Equity and Incentive Compensation Plan (the “2018 Plan”). The 2024 Plan provides for an aggregate limit of up to 3,500,000 shares (subject to certain equitable adjustments and share counting rules as described in the 2024 Plan) of common stock that may be granted pursuant to awards granted under the 2024 Plan. Following the stockholder approval of the 2024 Plan, no new awards will be granted under the 2018 Plan. Awards outstanding under the 2018 Plan or the 2012 Equity and Incentive Compensation Plan (the “2012 Plan”) will continue to remain outstanding according to their terms. Shares subject to stock awards granted under the 2018 Plan or the 2012 Plan (a) that expire or terminate without being exercised or (b) that are forfeited under an award, return to the 2024 Plan.

We recognized non-cash stock-based compensation expense of $8.8 million and $7.3 million for the three months ended June 29, 2024 and July 1, 2023, respectively. For the six months ended June 29, 2024 and July 1, 2023, we recognized stock-based compensation expense of $17.3 million and $14.1 million, respectively. At June 29, 2024, total unrecognized stock-based compensation expense of $65.1 million for all stock-based compensation plans is expected to be recognized over a weighted-average period of 2.1 years.

Stock-based activity for the six months ended June 29, 2024 is summarized below (in thousands, except per share data):

	Stock Options		Performance-Based Restricted Stock Awards and Units		Restricted Stock Units, Restricted Stock Awards, and Deferred Stock Units
	Number of Options	Weighted Average Exercise Price	Number of PBRSs and PRSUs	Weighted Average Grant Date Fair Value	Number of RSUs, RSAs, and DSUs	Weighted Average Grant Date Fair Value
Balance, December 30, 2023	578	$19.62	398	$48.14	1,312	$41.99
Granted	—	—	208	41.29	806	39.15
Exercised/released	—	—	(48)	79.66	(356)	43.90
Performance adjustment(1)	—	—	6	79.66	—	—
Forfeited/expired	—	—	(36)	45.62	(161)	41.86
Balance, June 29, 2024	578	$19.62	528	$43.06	1,601	$40.15
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
The following table sets forth the calculation of earnings per share and weighted-average common shares outstanding at the dates indicated (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Net income	$50,396	$38,071	$66,251	$48,635

Weighted-average common shares outstanding—basic	84,794	86,677	85,575	86,603
Effect of dilutive securities	674	519	738	538
Weighted-average common shares outstanding—diluted	85,468	87,196	86,313	87,141

Earnings per share
Basic	$0.59	$0.44	$0.77	$0.56
Diluted	$0.59	$0.44	$0.77	$0.56
Effects of potentially dilutive securities are presented only in periods in which they are dilutive. For each of the three and six months ended June 29, 2024, outstanding stock-based awards representing 0.1 million shares of common stock were excluded from the calculation of diluted earnings per share, because their effect would be anti-dilutive. For the three and six months ended July 1, 2023, outstanding stock-based awards representing 0.2 million and 0.3 million shares of common stock, respectively, were excluded from the calculation of diluted earnings, because their effect would be anti-dilutive.

9. STOCKHOLDERS’ EQUITY

On February 1, 2024, our Board of Directors authorized the repurchase of up to $300 million of the Company’s common stock (the “Share Repurchase Program”). As of June 29, 2024, $200 million remained under the Share Repurchase Program.

As part of the Share Repurchase Program, on February 27, 2024, we entered into an accelerated share repurchase agreement (the “ASR Agreement”) with Goldman Sachs & Co. LLC (“Goldman Sachs”) to repurchase $100 million of YETI’s common stock. Pursuant to the ASR Agreement, we made a payment of $100 million to Goldman Sachs and received an initial delivery of 1,998,501 shares of YETI’s common stock (the “Initial Shares”), representing 80% of the total shares that we expected to receive under the ASR Agreement based on the market price of $40.03 per share at the time of delivery of the Initial Shares. The ASR Agreement was accounted for as an equity transaction. The fair value of the Initial Shares of $80.0 million was recorded as a treasury stock transaction. The remaining $20.0 million was recorded as a reduction to additional paid-in capital.

On April 25, 2024, we settled the transactions contemplated by the ASR Agreement, resulting in a final delivery of 642,674 shares (the “Final Shares”). The total number of shares repurchased under the ASR Agreement was 2,641,175 at an average cost per share of $37.86, based on the volume-weighted average share price of YETI’s common stock during the calculation period under the ASR Agreement.

At the time they were received, the Initial Shares and Final Shares resulted in an immediate reduction of the outstanding shares used to calculate the weighted average common shares calculation for basic and diluted earnings per share.

10. COMMITMENTS AND CONTINGENCIES

Claims and Legal Proceedings

We are involved in various claims and legal proceedings, some of which are covered by insurance. We believe that our existing claims and proceedings, and the potential losses relating to such contingencies, will not have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

Product Recall Reserves

In January 2023, we notified the U.S. Consumer Product Safety Commission (“CPSC”) of a potential safety concern regarding the magnet-lined closures of our Hopper M30 Soft Cooler, Hopper M20 Soft Backpack Cooler, and SideKick Dry gear case (the “affected products”) and initiated a global stop sale of the affected products. In February 2023, we proposed a voluntary recall of the affected products to the CPSC, and other relevant global regulatory authorities, which we refer to as the “voluntary recalls” herein unless otherwise indicated. In March 2023, we announced separate, voluntary recalls of the affected products in collaboration with the CPSC and subsequently began processing recall claims and returns. As a result, we established reserves as of December 31, 2022, for unsalable inventory on-hand as well as expected future returns, the estimated cost of recall remedies for consumers with affected products, and other recall-related costs.

During 2023, we began processing recall returns and claims, and based on such experience and trends, we reevaluated our assumptions and adjusted our estimated recall expense reserve. In the second quarter of 2023, we updated our recall reserve assumptions, which increased the estimated recall expense reserve by $8.5 million.

The reserve for the estimated product recall costs is included within accrued expenses and other current liabilities on our consolidated balance sheets. The reserve for the estimated product recall costs is based on i) expected consumer participation rates; and ii) the estimated costs of the consumer’s elected remedy in the recalls, including the estimated cost of either product replacements or gift card elections, logistics costs, and other recall-related costs. The reserve for the estimated product recall expenses was $6.9 million and $13.1 million as of June 29, 2024 and December 30, 2023, respectively.

The following table summarizes the activity of the reserve for the estimated product recall expenses (in thousands):

June 29, 2024
Balance, December 30, 2023	$13,090
Actual product refunds, replacements and recall-related costs	(3,051)
Gift card issuances(1)	(3,168)
Balance, June 29, 2024	$6,871
_________________________
(1)As of June 29, 2024, we had $3.4 million in unredeemed recall-related gift card liabilities, which are included in contract liabilities within accrued expenses and other current liabilities on our consolidated balance sheet. For the three and six months ended June 29, 2024, we recognized net sales of $2.3 million and $4.3 million from redeemed recall-related gift cards.

The product recalls, which include recall reserve adjustments and other incurred costs, had the following effect on our income before income taxes as of the dates indicated (in thousands):

	Three Months Ended		Six Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Decrease to net sales(1)	$—	$(24,490)	$—	$(24,506)
Decrease to cost of goods sold(2)	—	5,052	—	6,305
Decrease to gross profit	—	(19,438)	—	(18,201)
Decrease to SG&A expenses(3)	—	10,716	—	10,549
Decrease to income before income taxes	$—	$(8,722)	$—	$(7,652)
_________________________
(1)For the three and six months ended July 1, 2023, primarily reflects the unfavorable impact of the recall reserve adjustment related to higher estimated future recall remedies. Of the total net sales impact, $8.1 million and $16.4 million was allocated to our DTC and wholesale channels, respectively, for the three and six months ended July 1, 2023. These amounts were allocated based on the historical channel sell-in basis of the affected products.
(2)For the three and six months ended July 1, 2023, reflects the favorable impact of the recall reserve adjustment related to lower estimated costs of future product replacement remedy elections and logistics costs. For the six months ended July 1, 2023, includes a $1.3 million favorable impact related to an inventory reserve adjustment.
(3)For the three and six months ended July 1, 2023, reflects the impact of the favorable recall reserve adjustment primarily related to lower estimated other recall-related costs.

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

During the second quarter of 2024, we continued the expansion of our drinkware offerings with the launch of our new Rambler French Press in two sizes, our Flask and Shot Glasses, and new seasonal colorways. We also expanded our hard cooler offerings with two new sizes within our Roadie cooler family.

Acquisitions

During the first quarter of 2024, we completed the acquisitions of Mystery Ranch, LLC (“Mystery Ranch”), a designer and manufacturer of durable load-bearing backpacks, bags, and pack accessories, and Butter Pat Industries, LLC (“Butter Pat”), a designer and manufacturer of cast iron cookware. We are integrating Mystery Ranch and Butter Pat operations and products into our business to further expand our capabilities in the bags and cookware categories. See Note 2- Acquisitions of the Notes to Consolidated Financial Statements included herein for additional information about these acquisitions.

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

The recent disruptions of container shipping traffic through the Red Sea and surrounding waterways have continued to negatively affect transit times and freight costs for goods manufactured in Asia and destined to Europe, and to a smaller extent the Americas. In addition to these ongoing disruptions, freight rates increased industry-wide towards the end of the second quarter of 2024. Although such effects have not materially impacted our business to date, the continuation or worsening of these conditions may materially impact our operations and financial results through the remainder of 2024.

A worsening of any of the macroeconomic trends or uncertainties discussed herein may adversely impact our business, operations, and financial results in the future. We will continue to monitor and, if necessary, strive to mitigate the effects of the macroeconomic environment on our business.

Product Recall Reserves

In January 2023, we notified the Consumer Products Safety Commission (“CPSC”) of a potential safety concern regarding the magnet-lined closures of our Hopper M30 Soft Cooler, Hopper M20 Soft Backpack Cooler, and SideKick Dry gear case (the “affected products”) and initiated a global stop sale of the affected products. In February 2023, we proposed a voluntary recall of the affected products to the CPSC and other relevant global regulatory authorities. Accordingly, we established reserves for unsalable inventory on-hand, as well as expected future returns, the estimated cost of recall remedies for consumers with affected products, and other recall-related costs as of December 31, 2022.

In March 2023, we announced separate, voluntary recalls of the affected products in collaboration with the CPSC. During the second quarter of 2023, we began processing recall returns and claims and based on such experience and trends, we reevaluated our assumptions and adjusted our estimated recall expense reserve. As a result, we updated our recall reserve assumptions, which increased the estimated recall expense reserve by $8.5 million during the second quarter of 2023.

As a result of the net unfavorable recall reserve adjustment and other incurred costs, for the three and six months ended July 1, 2023, we recorded a reduction to net sales of $24.5 million primarily related to higher estimated future recall-related gift card elections; recorded a benefit in cost of goods sold of $5.1 million and $6.3 million, respectively, primarily related to lower estimated costs of future product replacement remedy elections and logistics costs, and lower recall-related costs; and recorded a benefit in SG&A expenses primarily related to lower estimated other recall-related costs of $10.7 million and $10.5 million, respectively. The total unfavorable impact to operating income related to the recalls was $8.7 million and $7.7 million for the three and six months ended July 1, 2023, respectively.

In addition, our 2023 sales were materially adversely impacted by the stop sales of the affected products. In the fourth quarter of 2023, we introduced our redesigned and improved versions of the affected products.

During 2024, we have not recorded any adjustments to our recall reserves. As a result, the product recall had no impact to our consolidated financial results for the three and six months ended June 29, 2024.

The ultimate impact from the recalls may differ materially from our estimates, and may harm our business, financial condition and results of operation.

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

Fiscal Year. We have a 52- or 53-week fiscal year that ends on the Saturday closest in proximity to December 31, such that each quarterly period will be 13 weeks in length, except during a 53-week year when the fourth quarter will be 14 weeks. Our fiscal year ending December 28, 2024 (“2024”) is a 52-week period. The first quarter of our fiscal year 2024 ended on March 30, 2024, the second quarter ended on June 29, 2024, and the third quarter ends on September 28, 2024. Our fiscal year ended December 30, 2023 (“2023”) was also a 52-week period. Unless otherwise stated, references to particular years, quarters, months and periods refer to our fiscal years and the associated quarters, months, and periods of those fiscal years. The unaudited condensed consolidated financial results presented herein represent the three and six months ended June 29, 2024 and July 1, 2023.
Results of Operations

The discussion below should be read in conjunction with the following table and our unaudited condensed consolidated financial statements and related notes contained elsewhere in this Report. The following table sets forth selected statement of operations data, and their corresponding percentage of net sales, for the periods indicated (dollars in thousands):

	Three Months Ended				Six Months Ended
	June 29, 2024		July 1, 2023		June 29, 2024		July 1, 2023
Statement of Operations
Net sales	$463,499	100%	$402,563	100%	$804,893	100%	$705,359	100%
Cost of goods sold	199,193	43%	187,725	47%	345,774	43%	328,651	47%
Gross profit	264,306	57%	214,838	53%	459,119	57%	376,708	53%
Selling, general, and administrative expenses	196,886	42%	164,507	41%	365,882	45%	311,279	44%
Operating income	67,420	15%	50,331	13%	93,237	12%	65,429	9%
Interest (expense) income	(548)	—%	(731)	—%	111	—%	(1,325)	—%
Other income (expense), net	391	—%	1,244	—%	(3,710)	—%	1,250	—%
Income before income taxes	67,263	15%	50,844	13%	89,638	11%	65,354	9%
Income tax expense	(16,867)	4%	(12,773)	3%	(23,387)	3%	(16,719)	2%
Net income	$50,396	11%	$38,071	9%	$66,251	8%	$48,635	7%

Comparison of the Three Months Ended June 29, 2024 and July 1, 2023

	Three Months Ended
	June 29, 2024	July 1, 2023	Change
(dollars in thousands)			$	%
Net sales	$463,499	$402,563	$60,936	15%
Gross profit	$264,306	$214,838	$49,468	23%
Gross margin (gross profit as a % of net sales)	57.0%	53.4%	360 basis points
Selling, general, and administrative expenses	$196,886	$164,507	$32,379	20%
SG&A as a % of net sales	42.5%	40.9%	160 basis points

Net Sales

Net sales increased $60.9 million, or 15%, to $463.5 million for the three months ended June 29, 2024, compared to the three months ended July 1, 2023. Net sales for the three months ended July 1, 2023 included an unfavorable impact of $24.5 million related to a recall reserve adjustment. Excluding the recall-related impact from the second quarter of 2023, net sales increased $36.4 million, or 9%, due to growth in both our Wholesale and DTC channels. Net sales for the second quarter of 2024 and 2023 also include $2.3 million and $12.5 million, respectively, of sales related to gift card redemptions in connection with recall remedies.

Net sales in our channels were as follows:

•DTC channel net sales increased $24.0 million, or 11%, to $250.4 million, compared to $226.4 million in the prior year quarter, due to growth in both Coolers & Equipment and Drinkware. DTC channel net sales included an unfavorable impact of $8.1 million in the second quarter of 2023 related to a recall reserve adjustment. DTC channel mix was 54% in the second quarter of 2024 compared to 56% in the second quarter of 2023.
•Wholesale channel net sales increased $37.0 million, or 21%, to $213.1 million, compared to $176.2 million in the same period last year, due to growth in both Coolers & Equipment and Drinkware. Wholesale channel net sales included an unfavorable impact of $16.4 million in the second quarter of 2023 related to a recall reserve adjustment.

Net sales in our two primary product categories were as follows:

•Drinkware net sales increased by $13.1 million, or 6%, to $246.5 million, compared to $233.4 million in the prior year quarter, driven by the continued expansion and innovation of our Drinkware product offerings and new seasonal colorways.
•Coolers & Equipment net sales increased by $49.3 million, or 31%, to $205.9 million, compared to $156.6 million in the same period last year, driven by strong performance in soft coolers and bags. Coolers & Equipment net sales included an unfavorable impact of $24.5 million in the second quarter of 2023 related to a recall reserve adjustment.

Net sales in the U.S. increased $41.0 million, or 12%, to $386.9 million for the three months ended June 29, 2024. Net sales in international locations increased $19.9 million, or 35%, to $76.6 million for the three months ended June 29, 2024. For the three months ended July 1, 2023, net sales in the U.S. and international locations included an unfavorable impact of $23.9 million and $0.6 million, respectively, related to a recall reserve adjustment. Net sales in international locations represented 17% and 14% of total net sales in the second quarter of 2024 and 2023, respectively.

Gross Profit

Gross profit increased $49.5 million, or 23%, to $264.3 million, compared to $214.8 million in the prior year quarter. Gross profit for the three months ended July 1, 2023 included an unfavorable impact of $19.4 million related to a recall reserve adjustment. Gross margin rate increased 360 basis points to 57.0% from 53.4% in the prior year quarter. The increase in gross margin was primarily driven by:

•lower inbound freight rates, which favorably impacted gross margin by 320 basis points;
•the favorable impact of an unfavorable reserve adjustment in the prior year quarter associated with our voluntary product recalls, which favorably impacted gross margin in the current year quarter by 150 basis points;
•lower product costs, which favorably impacted gross margin by 90 basis points;

These were partially offset by:

•the unfavorable impact of the amortization of inventory fair value step-up in connection with the Mystery Ranch acquisition, which unfavorably impacted gross margin by 70 basis points;
•the unfavorable impact of strategic price decreases on certain hard cooler products implemented during the first quarter of 2024, which unfavorably impacted gross margin by 50 basis points; and
•other impacts, which unfavorably impacted gross margin by 80 basis points.

Selling, General, and Administrative Expenses

SG&A expenses increased $32.4 million, or 20%, to $196.9 million for the three months ended June 29, 2024, compared to $164.5 million for the three months ended July 1, 2023. As a percentage of net sales, SG&A expenses increased 160 basis points to 42.5% for the three months ended June 29, 2024 from 40.9% for the three months ended July 1, 2023. The increase in SG&A expenses was primarily driven by:

•an increase in variable expenses of $7.6 million (decreasing SG&A as a percent of net sales by 20 basis points) primarily associated with higher net sales, and comprised of higher distribution costs including higher third-party logistics fees, online marketplace fees, and outbound freight rates;
•an increase in non-variable expenses of $14.1 million (decreasing SG&A as a percent of net sales by 90 basis points) comprised of higher employee costs, mainly due to investments in headcount to support future growth and non-cash stock-based compensation expense, investments in marketing expenses and higher information technology expenses; and
•the unfavorable impact of a favorable $10.7 million reserve adjustment in the prior year quarter associated with our voluntary product recalls (increasing SG&A as a percent of net sales by 270 basis points).

Non-Operating Expenses

Interest expense, net was $0.5 million for the three months ended June 29, 2024, compared to $0.7 million for the three months ended July 1, 2023, primarily due to an increase in interest income.

Other income was $0.4 million for the three months ended June 29, 2024, compared to other income of $1.2 million for the three months ended July 1, 2023. The decrease was primarily due to lower foreign currency gains on intercompany balances.

Income tax expense was $16.9 million for the three months ended June 29, 2024, compared to $12.8 million for the three months ended July 1, 2023. The increase in income tax expense was due to higher income before income taxes. The effective tax rate was 25% for each of the three months ended June 29, 2024 and July 1, 2023.

Six Months Ended June 29, 2024 Compared to July 1, 2023

	Six Months Ended		Change
	June 29, 2024	July 1, 2023
(dollars in thousands)			$	%
Net sales	$804,893	$705,359	$99,534	14%
Gross profit	$459,119	$376,708	$82,411	22%
Gross margin (gross profit as a % of net sales)	57.0%	53.4%	360 basis points
Selling, general, and administrative expenses	$365,882	$311,279	$54,603	18%
SG&A as a % of net sales	45.5%	44.1%	140 basis points

Net Sales

Net sales increased $99.5 million, or 14%, to $804.9 million for the six months ended June 29, 2024, compared to $705.4 million for the six months ended July 1, 2023. Net sales for the six months ended July 1, 2023 included an unfavorable impact of $24.5 million related to a recall reserve adjustment. Excluding this recall-related reserve impact from the first half of 2023, net sales increased $75.0 million, or 10%, due to growth in both our Wholesale and DTC channels. Net sales for the six months ended June 29, 2024 and July 1, 2023 include $4.3 million and $12.5 million, respectively, of sales related to gift card redemptions in connection with recall remedies.

Net sales in our two channels were as follows:

•DTC channel net sales increased $44.8 million, or 11%, to $438.2 million, compared to $393.4 million in the prior year period, due to growth in both Coolers & Equipment and Drinkware. DTC channel net sales included an unfavorable impact of $8.1 million in the first half of 2023 related to a recall reserve adjustment. DTC channel mix was 54% in the first six months of 2024 compared to 56% in the first six months of 2023.
•Wholesale channel net sales increased $54.7 million, or 18%, to $366.7 million, compared to $312.0 million in the same period last year. Wholesale channel net sales included an unfavorable impact of $16.4 million in the first half of 2023 related to a recall reserve adjustment.

Net sales in our two primary product categories were as follows:

•Drinkware net sales increased by $37.4 million, or 9%, to $461.1 million, compared to $423.7 million in the prior year period, driven by the continued expansion and innovation of our Drinkware product offerings and new seasonal colorways.
•Coolers & Equipment net sales increased by $64.9 million, or 25%, to $325.8 million, compared to $261.0 million in the same period last year. Coolers & Equipment net sales included an unfavorable impact of $24.5 million in the first half of 2023 related to a recall reserve adjustment.

Net sales in the U.S. increased $63.8 million, or 11%, to $662.7 million for the six months ended June 29, 2024. Net sales in international locations increased $35.7 million, or 34%, to $142.2 million for the six months ended June 29, 2024. For the six months ended July 1, 2023, net sales in the U.S. and international locations included an unfavorable impact of $23.9 million and $0.6 million, respectively, related to a recall reserve adjustment. Net sales in international locations represented 18% and 15% of total net sales in first six months of 2024 and 2023, respectively.

Gross Profit

Gross profit increased $82.4 million, or 22%, to $459.1 million compared to $376.7 million in the prior year period. Gross profit for the six months ended July 1, 2023 included an unfavorable impact of $18.2 million related to a recall reserve adjustment. Gross margin rate increased 360 basis points to 57.0% from 53.4% in the same period last year. The increase in gross margin was primarily driven by:

•lower inbound freight rates, which favorably impacted gross margin by 340 basis points;
•lower product costs, which favorably impacted gross margin by 140 basis points; and
•the favorable impact of an unfavorable reserve adjustment in the prior year quarter associated with our voluntary product recalls, which favorably impacted gross margin in the current year quarter by 70 basis points;

These were partially offset by:

•the unfavorable impact of the amortization of inventory fair value step-up in connection with the Mystery Ranch acquisition, which unfavorably impacted gross margin by 60 basis points;
•the unfavorable impact of strategic price decreases on certain hard cooler products implemented during the first quarter of 2024, which unfavorably impacted gross margin by 40 basis points;
•the unfavorable impact of customization costs, on higher customization sales mix, which unfavorably impacted gross margin by 30 basis points; and
•other impacts, which unfavorably impacted gross margin by 60 basis points.

Selling, General, and Administrative Expenses

SG&A expenses increased by $54.6 million, or 18%, to $365.9 million for the six months ended June 29, 2024 compared to $311.3 million for the six months ended July 1, 2023. As a percentage of net sales, SG&A expenses increased by 140 basis points to 45.5% for the six months ended June 29, 2024 compared to 44.1% for the six months ended July 1, 2023. The increase in SG&A expenses was primarily driven by:

•an increase in variable expenses of $13.0 million (decreasing SG&A as a percent of net sales by 10 basis points) primarily associated with higher net sales, and comprised of higher distribution costs, including higher third-party logistics fees, online marketplace fees, and outbound freight rates;
•an increase in non-variable expenses of $31.1 million (no impact on SG&A as a percent of net sales) comprised of higher employee costs, mainly due to investments in headcount to support future growth and non-cash stock-based compensation expense, investments in marketing expenses, higher information technology expenses, and asset impairments, partially offset by lower warehousing costs; and
•the unfavorable impact of a favorable $10.5 million reserve adjustment in the prior year period associated with our voluntary product recalls (increasing SG&A as a percent of net sales by 150 basis points).

Non-Operating Expenses

Interest income, net was $0.1 million for the six months ended June 29, 2024, compared to income expense, net of $1.3 million for the six months ended July 1, 2023, primarily due to an increase in interest income.

Other expense was $3.7 million for the six months ended June 29, 2024, compared to other income of $1.3 million for the six months ended July 1, 2023. The change in other expense was primarily due to foreign currency losses on intercompany balances for the six months ended June 29, 2024 versus foreign currency gains on intercompany balances for the six months ended July 1, 2023.

Income tax expense was $23.4 million for the six months ended June 29, 2024, compared to $16.7 million for the six months ended July 1, 2023. The increase in income tax expense was due to higher income before income taxes. The effective tax rate was 26% for each of the six months ended June 29, 2024 and July 1, 2023.
Liquidity and Capital Resources

General

Our cash requirements have principally been for working capital purposes, long-term debt repayments, and capital expenditures. We fund our working capital and our capital investments from cash flows from operating activities, cash on hand, and borrowings available under our revolving credit facility (the “Revolving Credit Facility”). Pursuant to our recent share repurchase plan described below, we also plan to use cash to repurchase shares of our common stock. We believe that our current operating performance, existing cash position, and borrowings available under our Revolving Credit Facility, will be sufficient to satisfy our liquidity needs and cash requirements over the next twelve months and foreseeable future.

Current Liquidity

As of June 29, 2024, we had a cash balance of $212.9 million, working capital (excluding cash) of $242.5 million, and $300.0 million of borrowings available under the Revolving Credit Facility.

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

At June 29, 2024, we had $80.2 million principal amount of indebtedness outstanding under the Term Loan A under the Credit Facility and no outstanding borrowings under the Revolving Credit Facility. Borrowings under the Term Loan A and the Revolving Credit Facility bear interest at Term Secured Overnight Financing Rate (“SOFR”) or the Alternate Base Rate (each as defined in the Credit Agreement) plus an applicable rate ranging from 1.75% to 2.50% for Term SOFR-based loans and from 0.75% to 1.50% for Alternate Base Rate-based loans, depending upon our total Net Leverage Ratio (as defined in the Credit Agreement). Additionally, a commitment fee ranging from 0.200% to 0.300%, determined by reference to a pricing grid based on our net leverage ratio, is payable on the average daily unused amounts under the Revolving Credit Facility. The weighted-average interest rate for borrowings under Term Loan A was 7.09% during the three months ended June 29, 2024.

The Credit Facility requires us to comply with certain covenants, including financial covenants regarding our total net leverage ratio and interest coverage ratio. Fluctuations in these ratios may increase our interest expense. Failure to comply with these covenants and certain other provisions of the Credit Facility, or the occurrence of a change of control, could result in an event of default and an acceleration of our obligations under the Credit Facility or other indebtedness that we may incur in the future. At June 29, 2024, we were in compliance with all covenants and expect to remain in compliance with all covenants under the Credit Facility.

Share Repurchase Program

On February 1, 2024, our Board of Directors authorized the repurchase of up to $300 million (exclusive of fees and commissions) of YETI’s common stock (the “Share Repurchase Program”). The common stock may be repurchased from time to time at prevailing prices in the open market, through various methods, including, but not limited to, open market, privately negotiated, or accelerated share repurchase transactions. Repurchases under the share repurchase program may also be made pursuant to a plan adopted under Rule 10b5-1 promulgated under the Exchange Act. The timing, manner, price, and actual amount of share repurchases will be determined by management based on various factors, including, but not limited to, stock price, economic and market conditions, other capital allocation needs and opportunities, and corporate and regulatory considerations. YETI has no obligation to repurchase any amount of our common stock, and such repurchases may be suspended or discontinued at any time. As of June 29, 2024, $200 million remained available under the Share Repurchase Program

As part of the Share Repurchase Program, on February 27, 2024, we entered into an accelerated share repurchase agreement (the “ASR Agreement”) with Goldman Sachs & Co. LLC (“Goldman Sachs”) to repurchase $100 million of YETI’s common stock. Pursuant to the ASR Agreement, we made a payment of $100 million to Goldman Sachs and received an initial share delivery of 1,998,501 shares of our common stock. We received a final delivery of an additional 642,674 shares on April 25, 2024. The ASR resulted in the total repurchase of 2,641,175 shares. See Note 9-Stockholders’ Equity of the Unaudited Condensed Consolidated Financial Statements for additional information about the Share Repurchase Program.

Material Cash Requirements

Other than as disclosed above, there have been no material changes in our material cash requirements for contractual and other obligations, including capital expenditures, as disclosed under “Material Cash Requirements” included in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 30, 2023 filed with the SEC.

Cash Flows from Operating, Investing, and Financing Activities

The following table summarizes our cash flows from operating, investing and financing activities for the periods indicated (in thousands):

	Six Months Ended
	June 29, 2024	July 1, 2023
Cash flows provided by (used in):
Operating activities	$(47,714)	$28,781
Investing activities	$(72,435)	$(31,917)
Financing activities	$(105,802)	$(9,937)
Operating Activities

Cash flows related to operating activities are dependent on net income, non-cash adjustments to net income, and changes in working capital. The increase in cash used by operating activities during the six months ended June 29, 2024 compared to cash provided by operating activities during the six months ended July 1, 2023 is primarily due to an increase in cash used for working capital, adjusted for non-cash items for the periods compared, partially offset by an increase in net income. The increase in cash used for working capital was primarily due to an increase in inventory.
Investing Activities
The increase in cash used in investing activities during the six months ended June 29, 2024 was primarily related to the acquisition of Mystery Ranch and increased purchases of intangible assets.
Financing Activities

The increase in cash used by financing activities during the six months ended June 29, 2024 was primarily driven by repurchases of common stock in connection with our $100 million ASR Agreement.
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
Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding disclosures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 29, 2024.

Changes in Internal Control over Financial Reporting

During the quarter ended June 29, 2024, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1. Legal Proceedings

We are involved in various claims and legal proceedings, some of which are covered by insurance. We believe that our existing claims and proceedings are not material.

Item 1A. Risk Factors

There have been no material changes to the risk factors contained in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 30, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of proceeds

Issuer Purchases of Equity Securities

The following table sets forth the repurchases of our common stock during the three months ended June 29, 2024:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands) (1)
March 31 - May 4, 2024(2)	642,674	$31.12	642,674	$200,000
May 5 - June 1, 2024	—	—	—	—
June 2 - June 29, 2024	—	—	—	—
	642,674		642,674
_________________________
(1)In February 2024, YETI’s Board of Directors approved a $300.0 million share repurchase program (the “Share Repurchase Program”). As of June 29, 2024, $200.0 million remained under the Share Repurchase Program. See Note 9-Stockholders’ Equity of the Unaudited Condensed Consolidated Financial Statements for additional information about the Share Repurchase Program.
(2)On February 27, 2024, YETI entered into an accelerated share repurchase agreement (the “ASR Agreement”) with Goldman Sachs & Co. LLC to repurchase $100.0 million of YETI’s common stock, and received an initial delivery of 1,998,501 shares of YETI’s common stock. On April 25, 2024, we settled the transactions contemplated by the ASR Agreement, resulting in a final delivery of 642,674 shares of YETI’s common stock. The total number of shares repurchased under the ASR Agreement was 2,641,175 at an average cost per share of $37.86, based on the volume-weighted average share price of YETI’s common stock during the calculation period of the ASR Agreement. See Note 9-Stockholders’ Equity of the Unaudited Condensed Consolidated Financial Statements for additional information about the ASR Agreement.

Item 5. Other Information

Insider Trading Arrangements

On May 30, 2024, Michael J. McMullen, the Company’s Chief Financial Officer, adopted a 10b5-1 trading plan (the “Trading Plan”). The Trading Plan is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. The Trading Plan provides for the potential sale of 1,495 shares of the Company’s common stock commencing August 29, 2024. The Trading Plan terminates on the earlier of December 31, 2024 or the date all shares are sold.

Item 6. Exhibits.

Exhibit Number	Exhibit

3.1	Amended and Restated Certificate of Incorporation of YETI Holdings, Inc. (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K on October 26, 2018 and incorporated herein by reference)

3.2	Amended and Restated Bylaws of YETI Holdings, Inc. (filed as Exhibit 3.1 to the Company's Current Report on Form 8-K on February 7, 2024 and incorporated herein by reference)

10.1	YETI Holdings, Inc. 2024 Equity and Incentive Compensation Plan (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K on May 10, 2024 and incorporated herein by reference)

10.2*	Form of Non-Employee Director Deferred Stock Unit Agreement under the 2024 Equity and Incentive Compensation Plan.

10.3*	Form of Non-Employee Director Restricted Stock Unit Agreement under the 2024 Equity and Incentive Compensation Plan.

10.4*	Form of Global Restricted Stock Unit Agreement under the 2024 Equity and Incentive Compensation Plan.

10.5*	Form of Global Performance-Based Restricted Stock Unit Agreement under the 2024 Equity and Incentive Compensation Plan.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*
The following unaudited financial statements from YETI Holdings, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 29, 2024, formatted in Inline eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Equity, (v) Consolidated Statements of Cash Flows, and (v) Notes to the Unaudited Condensed Consolidated Financial Statements

104*	Cover Page Interactive Data File (embedded within the Exhibit 101 Inline XBRL document)

* Filed herewith.
** Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

YETI Holdings, Inc.

Dated: August 8, 2024	By:	/s/ Matthew J. Reintjes
Matthew J. Reintjes
President and Chief Executive Officer, Director (Principal Executive Officer)

Dated: August 8, 2024	By:	/s/ Michael J. McMullen
Michael J. McMullen
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)