Form 10-Q
period 2024-09-28
YETI Holdings, Inc.
filed 2024-11-07
CIK 1670592

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________________________
FORM 10-Q
____________________________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 28, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
There were 84,825,450 shares of Common Stock ($0.01 par value) outstanding as of October 31, 2024.

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

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements.
YETI HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except shares and par value)

	September 28, 2024	December 30, 2023
ASSETS
Current assets
Cash	$280,464	$438,960
Accounts receivable, net	143,673	95,774
Inventory	370,233	337,208
Prepaid expenses and other current assets	51,949	42,463
Total current assets	846,319	914,405
Property and equipment, net	131,009	130,714
Operating lease right-of-use assets	82,006	77,556
Goodwill	72,894	54,293
Intangible assets, net	137,946	117,629
Other assets	3,013	2,595
Total assets	$1,273,187	$1,297,192

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$148,174	$190,392
Accrued expenses and other current liabilities	117,476	130,026
Taxes payable	16,314	33,489
Accrued payroll and related costs	22,465	23,141
Current operating lease liabilities	17,410	14,726
Current maturities of long-term debt	6,287	6,579
Total current liabilities	328,126	398,353
Long-term debt, net of current portion	74,415	78,645
Operating lease liabilities, non-current	79,932	76,163
Other liabilities	20,733	20,421
Total liabilities	503,206	573,582

Commitments and contingencies (Note 10)

Stockholders’ Equity
Common stock, par value $0.01; 600,000,000 shares authorized; 89,131,867 and 84,814,141 shares issued and outstanding at September 28, 2024, respectively, and 88,592,761 and 86,916,210 shares issued and outstanding at December 30, 2023, respectively	891	886
Treasury stock, at cost; 4,317,726 shares at September 28, 2024 and 1,676,551 shares at December 30, 2023	(200,810)	(100,025)
Preferred stock, par value $0.01; 30,000,000 shares authorized; no shares issued or outstanding	—	—
Additional paid-in capital	411,245	386,377
Retained earnings	560,971	438,436
Accumulated other comprehensive loss	(2,316)	(2,064)
Total stockholders’ equity	769,981	723,610
Total liabilities and stockholders’ equity	$1,273,187	$1,297,192
See Notes to Unaudited Condensed Consolidated Financial Statements

YETI HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Net sales	$478,440	$433,561	$1,283,333	$1,138,920
Cost of goods sold	200,713	182,310	546,487	510,961
Gross profit	277,727	251,251	736,846	627,959
Selling, general, and administrative expenses	208,092	189,374	573,974	500,653
Operating income	69,635	61,877	162,872	127,306
Interest income (expense), net	384	(285)	495	(1,610)
Other income (expense), net	4,061	(4,032)	351	(2,782)
Income before income taxes	74,080	57,560	163,718	122,914
Income tax expense	(17,796)	(14,903)	(41,183)	(31,622)
Net income	$56,284	$42,657	$122,535	$91,292

Net income per share
Basic	$0.66	$0.49	$1.44	$1.05
Diluted	$0.66	$0.49	$1.42	$1.05

Weighted-average common shares outstanding
Basic	84,707	86,783	85,285	86,663
Diluted	85,492	87,589	86,039	87,290
See Notes to Unaudited Condensed Consolidated Financial Statements

YETI HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended		Nine Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Net income	$56,284	$42,657	$122,535	$91,292
Other comprehensive (loss) income
Foreign currency translation adjustments	(982)	1,713	(252)	(54)
Total comprehensive income	$55,302	$44,370	$122,283	$91,238
See Notes to Unaudited Condensed Consolidated Financial Statements

YETI HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(In thousands, including shares)

	Three Months Ended September 28, 2024
	Common Stock		Additional Paid-In Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance, June 29, 2024	88,967	$890	$402,495	(4,318)	$(200,878)	$504,687	$(1,334)	$705,860
Stock-based compensation	—	—	8,695	—	—	—	—	8,695
Common stock issued under employee benefit plans	171	1	288	—	—	—	—	289
Common stock withheld related to net share settlement of stock-based compensation	(6)	—	(233)	—	—	—	—	(233)
Repurchase of common stock, including excise tax	—	—	—	—	68	—	—	68
Other comprehensive loss	—	—	—	—	—	—	(982)	(982)
Net income	—	—	—	—	—	56,284	—	56,284
Balance, September 28, 2024	89,132	$891	$411,245	(4,318)	$(200,810)	$560,971	$(2,316)	$769,981

	Three Months Ended September 30, 2023
	Common Stock		Additional Paid-In Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance, July 1, 2023	88,407	$884	$371,348	(1,677)	$(100,025)	$317,186	$(2,187)	$587,206
Stock-based compensation	—	—	7,805	—	—	—	—	7,805
Common stock issued under employee benefit plans	129	1	(1)	—	—	—	—	—
Common stock withheld related to net share settlement of stock-based compensation	(13)	—	(596)	—	—	—	—	(596)
Other comprehensive income	—	—	—	—	—	—	1,713	1,713
Net income	—	—	—	—	—	42,657	—	42,657
Balance, September 30, 2023	88,523	$885	$378,556	(1,677)	$(100,025)	$359,843	$(474)	$638,785
See Notes to Unaudited Condensed Consolidated Financial Statements

YETI HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(In thousands, including shares)

	Nine Months Ended September 28, 2024
	Common Stock		Additional Paid-In Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance, December 30, 2023	88,593	$886	$386,377	(1,677)	(100,025)	$438,436	$(2,064)	$723,610
Stock-based compensation	—	—	26,020	—	—	—	—	26,020
Common stock issued under employee benefit plans	575	5	284	—	—	—	—	289
Common stock withheld related to net share settlement of stock-based compensation	(36)	—	(1,436)	—	—	—	—	(1,436)
Repurchase of common stock, including excise tax	—	—	—	(2,641)	(100,785)	—	—	(100,785)
Other comprehensive loss	—	—	—	—	—	—	(252)	(252)
Net income	—	—	—	—	—	122,535	—	122,535
Balance, September 28, 2024	89,132	$891	$411,245	(4,318)	$(200,810)	$560,971	$(2,316)	$769,981

	Nine Months Ended September 30, 2023
	Common Stock		Additional Paid-In Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance, December 31, 2022	88,108	$881	$357,490	(1,677)	(100,025)	$268,551	$(420)	$526,477
Stock-based compensation	—	—	21,918	—	—	—	—	21,918
Common stock issued under employee benefit plans	475	4	1,569	—	—	—	—	1,573
Common stock withheld related to net share settlement of stock-based compensation	(60)	—	(2,421)	—	—	—	—	(2,421)
Other comprehensive loss	—	—	—	—	—	—	(54)	(54)
Net income	—	—	—	—	—	91,292	—	91,292
Balance, September 30, 2023	88,523	$885	$378,556	(1,677)	$(100,025)	$359,843	$(474)	$638,785

See Notes to Unaudited Condensed Consolidated Financial Statements

YETI HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended
	September 28, 2024	September 30, 2023
Cash Flows from Operating Activities:
Net income	$122,535	$91,292
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	35,648	34,391
Amortization of deferred financing fees	488	441
Stock-based compensation	26,020	21,918
Deferred income taxes	(2,928)	20,699
Impairment of long-lived assets	2,025	1,963
Loss on modification and extinguishment of debt	—	330
Product recalls	—	8,538
Other	(1,492)	239
Changes in operating assets and liabilities:
Accounts receivable	(43,858)	(48,836)
Inventory	(15,104)	28,180
Other current assets	(4,022)	(6,505)
Accounts payable and accrued expenses	(65,515)	(36,288)
Taxes payable	(21,057)	(3,323)
Other	3,066	1,730
Net cash provided by operating activities	35,806	114,769
Cash Flows from Investing Activities:
Purchases of property and equipment	(31,341)	(38,983)
Business acquisition, net of cash acquired	(36,164)	—
Additions of intangibles, net	(19,542)	(19,280)
Net cash used in investing activities	(87,047)	(58,263)
Cash Flows from Financing Activities:
Repayments of long-term debt	(3,164)	(6,680)
Payments of deferred financing fees	—	(2,824)
Taxes paid in connection with employee stock transactions	(1,436)	(2,421)
Proceeds from employee stock transactions	289	1,573
Finance lease principal payment	(3,206)	(1,579)
Repurchase of common stock	(100,000)	—
Net cash used in financing activities	(107,517)	(11,931)
Effect of exchange rate changes on cash	262	2,044
Net (decrease) increase in cash	(158,496)	46,619
Cash, beginning of period	438,960	234,741
Cash, end of period	$280,464	$281,360
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

Fiscal Year End

We have a 52- or 53-week fiscal year that ends on the Saturday closest in proximity to December 31, such that each quarterly period will be 13 weeks in length, except during a 53-week year when the fourth quarter will be 14 weeks. Our fiscal year ending December 28, 2024 (“2024”) is a 52-week period. The first quarter of our fiscal year 2024 ended on March 30, 2024, the second quarter ended on June 29, 2024, and the third quarter ended on September 28, 2024. Our fiscal year ended December 30, 2023 (“2023”) was also a 52-week period. Unless otherwise stated, references to particular years, quarters, months and periods refer to our fiscal years and the associated quarters, months, and periods of those fiscal years. The unaudited condensed consolidated financial results presented herein represent the three and nine months ended September 28, 2024 and September 30, 2023.

Accounts Receivable

Accounts receivable are recorded net of estimated credit losses. Our allowance for credit losses was $0.6 million as of September 28, 2024 and $0.5 million as of December 30, 2023, respectively.

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

Inventory

Inventories are comprised primarily of finished goods and are carried at the lower of cost (primarily using weighted-average cost method) or market (net realizable value). At September 28, 2024 and December 30, 2023, inventory reserves were $3.3 million and $2.2 million, respectively.

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

Supplier Finance Program Obligations

We have a supplier finance program (“SFP”) with a financial institution which provides certain suppliers the option, at their sole discretion, to participate in the program and sell their receivables due from us for early payment. Participating eligible suppliers negotiate the terms directly with the financial institution and we have no involvement in establishing those terms nor are we a party to these agreements. Our payments associated with the invoices from the suppliers participating in the SFP are made to the financial institution according to the original invoice. The outstanding payment obligations under the SFP program recorded within accounts payable in our condensed consolidated balance sheets at September 28, 2024 and December 30, 2023 were $89.1 million and $77.3 million, respectively.

Recently Adopted Accounting Pronouncements

In September 2022, the Financial Accounting Standards Board (“FASB”) issued ASU 2022-04, Liabilities-Supplier Finance Programs (Topic 405-50) - Disclosure of Supplier Finance Program Obligations, which requires disclosures intended to enhance the transparency of supplier finance programs. The ASU requires buyers in a supplier finance program to disclose sufficient information about the program to allow a user of financial statements to understand the program’s nature, activity during the period, changes from period to period, and potential magnitude. The ASU is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, except for the amendment on rollforward information, which is effective for our Annual Report on Form 10-K for fiscal years beginning after December 15, 2023. We adopted provisions of this ASU in the first quarter of 2023, with the exception of the amendment on rollforward information, which we adopted in the first quarter of 2024 for our Annual Report for fiscal year 2024. Adoption of the new standard did not have an impact on our consolidated financial statements.

Recent Accounting Guidance Not Yet Adopted

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The new standard requires enhanced disclosures about significant segment expenses and other segment items and requires companies to provide all annual disclosures about segments in interim periods. All disclosure requirements under ASU 2023-07 are also required for public entities with a single reportable segment. The ASU is effective for the Company’s Annual Report on Form 10-K for the fiscal year ending December 28, 2024, and subsequent interim periods, with early adoption permitted. We are currently evaluating the impact the adoption of this ASU will have on our disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments in this update are intended to enhance the transparency and decision usefulness of income tax disclosures primarily through changes to the rate reconciliation and income taxes paid information. This update is effective for annual periods beginning after December 15, 2024, with early adoption permitted. We are currently evaluating the impact the adoption of this ASU will have on our disclosures.

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

Pro forma results are not presented as the impact of this acquisition is not material to our consolidated financial results. The net sales and earnings impact of this acquisition was not material to our consolidated financial results for the three and nine months ended September 28, 2024.

Butter Pat Acquisition

During the three months ended March 30, 2024, we acquired substantially all of the assets of Butter Pat Industries, LLC (“Butter Pat”), a designer and manufacturer of cast iron cookware. The acquisition of Butter Pat expanded our capabilities in the cookware category, as shown by the launch of our new YETI-branded Cast Iron Skillet during the three months ended September 28, 2024. This transaction was accounted for as an asset acquisition and is not material to our consolidated financial statements.

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

During the second quarter of 2023, we began issuing gift cards as remedies in connection with our voluntary recalls. We recognize sales from gift cards as they are redeemed for products. As of September 28, 2024, $3.4 million of our contract liabilities represented unredeemed gift card liabilities.

The following table provides information about accounts receivable and contract liabilities at the periods indicated (in thousands):

	September 28, 2024	December 30, 2023
Accounts receivable, net	$143,673	$95,774
Contract liabilities	$(13,911)	$(22,437)
For the nine months ended September 28, 2024, we recognized $22.4 million of revenue that was previously included in the contract liability balance at the beginning of the period.

Disaggregation of Revenue

The following table disaggregates our net sales by channel, product category, and geography (based on end-consumer location) for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 28, 2024	September 30, 2023 (1)	September 28, 2024	September 30, 2023 (1)
Net Sales by Channel
Wholesale	$197,629	$174,062	$564,326	$486,066
Direct-to-consumer	280,811	259,499	719,007	652,854
Total net sales	$478,440	$433,561	$1,283,333	$1,138,920

Net Sales by Category
Coolers & Equipment	$192,595	$171,547	$518,443	$432,511
Drinkware	274,981	253,274	736,084	676,978
Other	10,864	8,740	28,806	29,431
Total net sales	$478,440	$433,561	$1,283,333	$1,138,920

Net Sales by Geographic Region
United States	$390,176	$365,695	$1,052,858	$964,569
International	88,264	67,866	230,475	174,351
Total net sales	$478,440	$433,561	$1,283,333	$1,138,920
_________________________
(1)Includes an unfavorable impact from the recall reserve adjustment. See Note 10 for further discussion of our recalls.

For each of the three and nine months ended September 28, 2024 and September 30, 2023, no single customer represented over 10% of gross sales.

4. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets include the following (in thousands):

	September 28, 2024	December 30, 2023
Prepaid expenses	$25,205	$21,165
Prepaid taxes	18,810	15,089
Other	7,934	6,209
Total prepaid expenses and other current assets	$51,949	$42,463

5. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following (in thousands):

	September 28, 2024	December 30, 2023
Product recall reserves(1)	$4,023	$13,090
Accrued freight and other operating expenses	35,958	45,228
Contract liabilities	13,911	22,437
Customer discounts, allowances, and returns	13,605	11,515
Advertising and marketing	10,238	9,945
Warranty reserve	9,526	9,808
Interest payable	331	159
Accrued capital expenditures	1,239	590
Other	28,645	17,254
Total accrued expenses and other current liabilities	$117,476	$130,026
_________________________
(1) See Note 10 for further discussion of our product recall reserves.
6. INCOME TAXES

Income tax expense was $17.8 million and $14.9 million for the three months ended September 28, 2024 and September 30, 2023, respectively. The increase in income tax expense was primarily due to higher income before income taxes. The effective tax rate for the three months ended September 28, 2024 was 24% compared to 26% for the three months ended September 30, 2023. The decrease in the effective tax rate was primarily due to a discrete tax expense related to a change in the estimate for an uncertain tax position in the three months ended September 30, 2023.

Income tax expense was $41.2 million and $31.6 million for the nine months ended September 28, 2024 and September 30, 2023, respectively. The increase in income tax expense was primarily due to higher income before income taxes. The effective tax rate for the nine months ended September 28, 2024 was 25% compared to 26% for the nine months ended September 30, 2023. The decrease in the effective tax rate was primarily due to a discrete tax expense related to a change in the estimate for an uncertain tax position in the nine months ended September 30, 2023.

Deferred tax liabilities were $1.2 million as of September 28, 2024 and $4.0 million as of December 30, 2023, which is presented in other liabilities on our unaudited condensed consolidated balance sheet.

The Organization for Economic Co-operation and Development enacted model rules for a new global minimum tax framework, also known as Pillar Two. Certain governments globally have enacted, or are in the process of enacting, legislation to address Pillar Two. For the nine months ended September 28, 2024, the impact of Pillar Two on our consolidated financial statements was not material.

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

We recognized non-cash stock-based compensation expense of $8.7 million and $7.8 million for the three months ended September 28, 2024 and September 30, 2023, respectively. For the nine months ended September 28, 2024 and September 30, 2023, we recognized stock-based compensation expense of $26.0 million and $21.9 million, respectively. At September 28, 2024, total unrecognized stock-based compensation expense of $67.6 million for all stock-based compensation plans is expected to be recognized over a weighted-average period of 1.9 years.

Stock-based activity for the nine months ended September 28, 2024 is summarized below (in thousands, except per share data):

	Stock Options		Performance-Based Restricted Stock Awards and Units		Restricted Stock Units, Restricted Stock Awards, and Deferred Stock Units
	Number of Options	Weighted Average Exercise Price	Number of PBRSs and PRSUs	Weighted Average Grant Date Fair Value	Number of RSUs, RSAs, and DSUs	Weighted Average Grant Date Fair Value
Balance, December 30, 2023	578	$19.62	398	$48.14	1,312	$41.99
Granted	—	—	208	41.29	921	39.17
Exercised/released	(13)	22.84	(48)	79.66	(514)	43.88
Performance adjustment(1)	—	—	6	79.66	—	—
Forfeited/expired	—	—	(46)	45.86	(204)	41.69
Balance, September 28, 2024	565	$19.57	518	$43.00	1,515	$39.68
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
The following table sets forth the calculation of earnings per share and weighted-average common shares outstanding at the dates indicated (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Net income	$56,284	$42,657	$122,535	$91,292

Weighted-average common shares outstanding—basic	84,707	86,783	85,285	86,663
Effect of dilutive securities	785	806	754	627
Weighted-average common shares outstanding—diluted	85,492	87,589	86,039	87,290

Earnings per share
Basic	$0.66	$0.49	$1.44	$1.05
Diluted	$0.66	$0.49	$1.42	$1.05
Effects of potentially dilutive securities are presented only in periods in which they are dilutive. For each of the three and nine months ended September 28, 2024, outstanding stock-based awards representing less than 0.1 million shares of common stock were excluded from the calculation of diluted earnings per share, because their effect would be anti-dilutive. For the three and nine months ended September 30, 2023, outstanding stock-based awards representing 0.1 million and 0.2 million shares of common stock, respectively, were excluded from the calculation of diluted earnings, because their effect would be anti-dilutive.
9. STOCKHOLDERS’ EQUITY

On February 1, 2024, our Board of Directors authorized the repurchase of up to $300 million of the Company’s common stock (the “Share Repurchase Program”). As of September 28, 2024, $200 million remained under the Share Repurchase Program.

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

The reserve for the estimated product recall costs is included within accrued expenses and other current liabilities on our consolidated balance sheets. The reserve for the estimated product recall costs is based on i) expected consumer participation rates; and ii) the estimated costs of the consumer’s elected remedy in the recalls, including the estimated cost of either product replacements or gift card elections, logistics costs, and other recall-related costs. The reserve for the estimated product recall expenses was $4.0 million and $13.1 million as of September 28, 2024 and December 30, 2023, respectively.

The following table summarizes the activity of the reserve for the estimated product recall expenses (in thousands):

September 28, 2024
Balance, December 30, 2023	$13,090
Actual product refunds, replacements and recall-related costs	(3,132)
Gift card issuances(1)	(5,935)
Balance, September 28, 2024	$4,023
_________________________
(1)As of September 28, 2024, we had $3.4 million in unredeemed recall-related gift card liabilities, which are included in contract liabilities within accrued expenses and other current liabilities on our consolidated balance sheet. For the three and nine months ended September 28, 2024, we recognized net sales of $2.7 million and $7.1 million, respectively, from redeemed recall-related gift cards.

The product recalls, which include recall reserve adjustments and other incurred costs, had the following effect on our income before income taxes as of the dates indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Decrease to net sales(1)	$—	$(18)	$—	$(24,524)
Decrease to cost of goods sold(2)	—	843	—	7,148
Increase (decrease) to gross profit	—	825	—	(17,376)
Decrease to SG&A expenses(3)	—	—	—	10,549
Increase (decrease) to income before income taxes	$—	$825	$—	$(6,827)
_________________________
(1)For the three and nine months ended September 30, 2023, primarily reflects the unfavorable impact of the recall reserve adjustment related to higher estimated future recall remedies (i.e., estimated gift card elections). Of the total net sales impact, $8.1 million and $16.4 million was allocated to our DTC and wholesale channels, respectively, for the nine months ended September 30, 2023. These amounts were allocated based on the historical channel sell-in basis of the affected products.
(2)For the three months ended September 30, 2023, reflects a benefit of $0.8 million related to lower than anticipated recall-related costs. For the nine months ended September 30, 2023, reflects favorable impacts of $5.0 million primarily due to the recall reserve adjustment related to lower estimated costs of future product replacement remedy elections and logistics costs, $1.3 million from an inventory reserve adjustment, and $0.8 million related to lower recall-related costs.
(3)For the nine months ended September 30, 2023, reflects the favorable recall reserve adjustment primarily related to lower estimated other recall-related costs.

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

During the second quarter of 2024, we continued the expansion of our drinkware offerings with the launch of our new Rambler French Press in two sizes, the limited release of our Flask and Shot Glasses, and new seasonal colorways. We also expanded our hard cooler offerings with two new sizes within our Roadie cooler family.

During the third quarter of 2024, we expanded our drinkware category with the launch of our new Cast Iron Skillet in three sizes and our new Rambler Pitcher in two sizes as well as the full release of our Flask and Shot Glasses. We also introduced new seasonal colorways.

Acquisitions

During the first quarter of 2024, we completed the acquisitions of Mystery Ranch, LLC (“Mystery Ranch”), a designer and manufacturer of durable load-bearing backpacks, bags, and pack accessories, and Butter Pat Industries, LLC (“Butter Pat”), a designer and manufacturer of cast iron cookware. We are integrating Mystery Ranch and Butter Pat operations and products into our business to further expand our capabilities in the bags and cookware categories. See Note 2-Acquisitions of the Notes to Consolidated Financial Statements included herein for additional information about these acquisitions.

Macroeconomic Conditions

There remains significant uncertainty regarding how macroeconomic conditions, including sustained high levels of inflation and higher interest rates, will impact consumer demand. While some of these conditions have negatively impacted consumer discretionary spending behavior, we continue to see strong overall demand for our products. We have, however, seen instances of consumer sensitivity to higher price points, which has negatively impacted our financial results.

The recent disruptions of container shipping traffic through the Red Sea and surrounding waterways have continued to negatively affect transit times and freight costs for goods manufactured in Asia and destined to Europe, and to a smaller extent the Americas. In addition to these ongoing disruptions, freight rates have remained elevated industry-wide since their increase in the second quarter of 2024. Although such effects have not materially impacted our business to date, the continuation or worsening of these conditions may materially impact our operations and financial results through the remainder of 2024.

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

For the three months ended September 30, 2023, we recorded an immaterial reduction to net sales primarily related to higher recall-related returns, and recorded a benefit in cost of goods sold of $0.8 million, primarily related to lower estimated recall-related costs. For the nine months ended September 30, 2023, we recorded a $24.5 million reduction to net sales primarily related to higher estimated future recall-related gift card elections; recorded a benefit in cost of goods sold of $7.1 million, primarily related to lower estimated costs of future product replacement remedy elections and logistics costs and lower recall-related costs; and recorded a benefit in SG&A expenses primarily related to lower estimated other recall-related costs of $10.5 million. The total impact to operating income related to the recalls was a favorable impact of $0.8 million and an unfavorable impact of $6.8 million for the three and nine months ended September 30, 2023, respectively.

In addition, our 2023 sales were materially adversely impacted by the stop sales of the affected products. In the fourth quarter of 2023, we introduced our redesigned and improved versions of the affected products.

During 2024, we have not recorded any adjustments to our recall reserves. As a result, the product recall had no impact to our consolidated financial results for the three and nine months ended September 28, 2024.

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

Fiscal Year. We have a 52- or 53-week fiscal year that ends on the Saturday closest in proximity to December 31, such that each quarterly period will be 13 weeks in length, except during a 53-week year when the fourth quarter will be 14 weeks. Our fiscal year ending December 28, 2024 (“2024”) is a 52-week period. The first quarter of our fiscal year 2024 ended on March 30, 2024, the second quarter ended on June 29, 2024, and the third quarter ended on September 28, 2024. Our fiscal year ended December 30, 2023 (“2023”) was also a 52-week period. Unless otherwise stated, references to particular years, quarters, months and periods refer to our fiscal years and the associated quarters, months, and periods of those fiscal years. The unaudited condensed consolidated financial results presented herein represent the three and nine months ended September 28, 2024 and September 30, 2023.

Results of Operations

The discussion below should be read in conjunction with the following table and our unaudited condensed consolidated financial statements and related notes contained elsewhere in this Report. The following table sets forth selected statement of operations data, and their corresponding percentage of net sales, for the periods indicated (dollars in thousands):

	Three Months Ended				Nine Months Ended
	September 28, 2024		September 30, 2023		September 28, 2024		September 30, 2023
Statement of Operations
Net sales	$478,440	100%	$433,561	100%	$1,283,333	100%	$1,138,920	100%
Cost of goods sold	200,713	42%	182,310	42%	546,487	43%	510,961	45%
Gross profit	277,727	58%	251,251	58%	736,846	57%	627,959	55%
Selling, general, and administrative expenses	208,092	43%	189,374	44%	573,974	45%	500,653	44%
Operating income	69,635	15%	61,877	14%	162,872	13%	127,306	11%
Interest income (expense)	384	—%	(285)	—%	495	—%	(1,610)	—%
Other income (expense), net	4,061	1%	(4,032)	1%	351	—%	(2,782)	—%
Income before income taxes	74,080	15%	57,560	13%	163,718	13%	122,914	11%
Income tax expense	(17,796)	4%	(14,903)	3%	(41,183)	3%	(31,622)	3%
Net income	$56,284	12%	$42,657	10%	$122,535	10%	$91,292	8%

Comparison of the Three Months Ended September 28, 2024 and September 30, 2023

	Three Months Ended
	September 28, 2024	September 30, 2023	Change
(dollars in thousands)			$	%
Net sales	$478,440	$433,561	$44,879	10%
Gross profit	$277,727	$251,251	$26,476	11%
Gross margin (gross profit as a % of net sales)	58.0%	58.0%	0 basis points
Selling, general, and administrative expenses	$208,092	$189,374	$18,718	10%
SG&A as a % of net sales	43.5%	43.7%	(20) basis points

Net Sales

Net sales increased $44.9 million, or 10%, to $478.4 million for the three months ended September 28, 2024, compared to $433.6 million for the three months ended September 30, 2023. Net sales for the third quarter of 2024 and 2023 also include $2.7 million and $6.3 million, respectively, of sales related to gift card redemptions in connection with recall remedies.

Net sales in our channels were as follows:

•DTC channel net sales increased $21.3 million, or 8%, to $280.8 million, compared to $259.5 million in the prior year quarter, due to growth in both Coolers & Equipment and Drinkware. DTC channel mix was 59% in the third quarter of 2024 compared to 60% in the third quarter of 2023.
•Wholesale channel net sales increased $23.6 million, or 14%, to $197.6 million, compared to $174.1 million in the same period last year, due to growth in both Drinkware and Coolers & Equipment.

Net sales in our two primary product categories were as follows:

•Drinkware net sales increased by $21.7 million, or 9%, to $275.0 million, compared to $253.3 million in the prior year quarter, driven by the continued expansion and innovation of our Drinkware product offerings and new seasonal colorways.
•Coolers & Equipment net sales increased by $21.0 million, or 12%, to $192.6 million, compared to $171.5 million in the same period last year, driven by strong performance in bags, hard coolers, and outdoor living products.

Net sales in the U.S. increased $24.5 million, or 7%, to $390.2 million for the three months ended September 28, 2024. Net sales in international locations increased $20.4 million, or 30%, to $88.3 million for the three months ended September 28, 2024. Net sales in international locations represented 18% and 16% of total net sales in the third quarter of 2024 and 2023, respectively.

Gross Profit

Gross profit increased $26.5 million, or 11%, to $277.7 million, compared to $251.3 million in the prior year quarter. Gross profit for the three months ended September 30, 2023 included a favorable impact of $0.8 million related to lower than anticipated recall-related costs. Gross margin rate was flat at 58.0% compared to the prior year quarter, primarily due to the following factors:

•lower inbound freight rates, which favorably impacted gross margin by 160 basis points; and
•lower product costs, which favorably impacted gross margin by 80 basis points;

These were partially offset by:

•higher customization costs, which unfavorably impacted gross margin by 40 basis points;
•supplier transition costs and higher material costs related to product transitions, which unfavorably impacted gross margin by 40 basis points;
•strategic price decreases on certain hard cooler products implemented during the first quarter of 2024, which unfavorably impacted gross margin by 30 basis points;
•the amortization of inventory fair value step-up in connection with the Mystery Ranch acquisition, which unfavorably impacted gross margin by 20 basis points;
•the absence in the current year quarter of a benefit in the prior year quarter associated with our voluntary product recalls, which drove an unfavorable change in gross margin of 20 basis points compared to the prior year quarter; and
•other impacts, which unfavorably impacted gross margin by 90 basis points.

Selling, General, and Administrative Expenses

SG&A expenses increased $18.7 million, or 10%, to $208.1 million for the three months ended September 28, 2024, compared to $189.4 million for the three months ended September 30, 2023. As a percentage of net sales, SG&A expenses decreased 20 basis points to 43.5% for the three months ended September 28, 2024 from 43.7% for the three months ended September 30, 2023. The decrease in SG&A expenses was primarily driven by:

•an increase in variable expenses of $0.8 million (decreasing SG&A as a percent of net sales by 130 basis points) primarily associated with higher net sales, and comprised of higher distribution costs including higher third-party logistics fees and online marketplace fees, partially offset by lower outbound freight; and
•an increase in non-variable expenses of $17.9 million (increasing SG&A as a percent of net sales by 110 basis points) comprised of higher employee costs, mainly due to investments in headcount to support future growth, and investments in marketing expenses, partially offset by asset impairments in the prior year.

Non-Operating Expenses

Interest income, net was $0.4 million for the three months ended September 28, 2024. Interest expense, net was $0.3 million for the three months ended September 30, 2023. The change versus the prior year quarter was primarily due to an increase in interest income.

Other income was $4.1 million for the three months ended September 28, 2024, compared to other expense of $4.0 million for the three months ended September 30, 2023. The change versus the prior year quarter was primarily due to foreign currency gains on intercompany balances for the three months ended September 28, 2024 versus foreign currency losses on intercompany balances for the three months ended September 30, 2023.

Income tax expense was $17.8 million for the three months ended September 28, 2024, compared to $14.9 million for the three months ended September 30, 2023. The increase in income tax expense was primarily due to higher income before income taxes. The effective tax rate was 24% for the three months ended September 28, 2024, compared to 26% for the three months ended September 30, 2023. The decrease in the effective tax rate was primarily due to a discrete tax expense related to a change in the estimate for an uncertain tax position in the three months ended September 30, 2023.

Nine Months Ended September 28, 2024 Compared to September 30, 2023

	Nine Months Ended		Change
	September 28, 2024	September 30, 2023
(dollars in thousands)			$	%
Net sales	$1,283,333	$1,138,920	$144,413	13%
Gross profit	$736,846	$627,959	$108,887	17%
Gross margin (gross profit as a % of net sales)	57.4%	55.1%	230 basis points
Selling, general, and administrative expenses	$573,974	$500,653	$73,321	15%
SG&A as a % of net sales	44.7%	44.0%	70 basis points

Net Sales

Net sales increased $144.4 million, or 13%, to $1,283.3 million for the nine months ended September 28, 2024, compared to $1,138.9 million for the nine months ended September 30, 2023. Net sales for the nine months ended September 30, 2023 included an unfavorable impact of $24.5 million related to a recall reserve adjustment. Excluding this recall-related reserve impact from the first nine months of 2023, net sales increased $119.9 million, or 10%, due to growth in both our Wholesale and DTC channels. Net sales for the nine months ended September 28, 2024 and September 30, 2023 include $7.1 million and $18.8 million, respectively, of sales related to gift card redemptions in connection with recall remedies.

Net sales in our two channels were as follows:

•DTC channel net sales increased $66.2 million, or 10%, to $719.0 million, compared to $652.9 million in the prior year period, due to growth in both Coolers & Equipment and Drinkware. DTC channel net sales included an unfavorable impact of $8.1 million in the first nine months of 2023 related to a recall reserve adjustment. DTC channel mix was 56% in the first nine months of 2024 compared to 57% in the first nine months of 2023.
•Wholesale channel net sales increased $78.3 million, or 16%, to $564.3 million, compared to $486.1 million in the same period last year, due to growth in both Drinkware and Coolers & Equipment. Wholesale channel net sales included an unfavorable impact of $16.4 million in the first nine months of 2023 related to a recall reserve adjustment.

Net sales in our two primary product categories were as follows:

•Drinkware net sales increased by $59.1 million, or 9%, to $736.1 million, compared to $677.0 million in the prior year period, driven by the continued expansion and innovation of our Drinkware product offerings and new seasonal colorways.
•Coolers & Equipment net sales increased by $85.9 million, or 20%, to $518.4 million, compared to $432.5 million in the same period last year driven by strong performance in bags and soft coolers. Coolers & Equipment net sales included an unfavorable impact of $24.5 million in the first nine months of 2023 related to a recall reserve adjustment.

Net sales in the U.S. increased $88.3 million, or 9%, to $1,052.9 million for the nine months ended September 28, 2024. Net sales in international locations increased $56.1 million or 32%, to $230.5 million for the nine months ended September 28, 2024. For the nine months ended September 30, 2023, net sales in the U.S. and international locations included an unfavorable impact of $23.9 million and $0.6 million, respectively, related to a recall reserve adjustment. Net sales in international locations represented 18% and 15% of total net sales in the first nine months of 2024 and 2023, respectively.

Gross Profit

Gross profit increased $108.9 million, or 17%, to $736.8 million compared to $628.0 million in the prior year period. Gross profit for the nine months ended September 30, 2023 included an unfavorable impact of $17.4 million related to a recall reserve adjustment. Gross margin rate increased 230 basis points to 57.4% from 55.1% in the same period last year. The increase in gross margin was primarily driven by:

•lower inbound freight rates, which favorably impacted gross margin by 280 basis points;
•lower product costs, which favorably impacted gross margin by 110 basis points; and
•the absence in the current year period of an unfavorable reserve adjustment in the prior year period associated with our voluntary product recalls, which drove a favorable change in gross margin of 40 basis points compared to the prior year period;

These were partially offset by:

•the amortization of inventory fair value step-up in connection with the Mystery Ranch acquisition, which unfavorably impacted gross margin by 40 basis points;
•strategic price decreases on certain hard cooler products implemented during the first quarter of 2024, which unfavorably impacted gross margin by 40 basis points;
•higher customization costs, which unfavorably impacted gross margin by 40 basis points; and
•other impacts, which unfavorably impacted gross margin by 80 basis points.

Selling, General, and Administrative Expenses

SG&A expenses increased by $73.3 million, or 15%, to $574.0 million for the nine months ended September 28, 2024 compared to $500.7 million for the nine months ended September 30, 2023. As a percentage of net sales, SG&A expenses increased by 70 basis points to 44.7% for the nine months ended September 28, 2024 compared to 44.0% for the nine months ended September 30, 2023. The increase in SG&A expenses was primarily driven by:

•an increase in variable expenses of $13.9 million (decreasing SG&A as a percent of net sales by 60 basis points) primarily associated with higher net sales, and comprised of higher distribution costs, including higher third-party logistics fees and online marketplace fees;
•an increase in non-variable expenses of $48.9 million (increasing SG&A as a percent of net sales by 40 basis points) comprised of higher employee costs, mainly due to investments in headcount to support future growth and non-cash stock-based compensation expense, investments in marketing expenses, higher information technology expenses, and asset impairments, partially offset by lower warehousing costs; and
•the absence in the current year period of a favorable $10.5 million reserve adjustment in the prior year period associated with our voluntary product recalls, increased SG&A as a percent of net sales by 90 basis points compared to the prior year period.

Non-Operating Expenses

Interest income, net was $0.5 million for the nine months ended September 28, 2024. Interest expense, net was $1.6 million for the nine months ended September 30, 2023. The change versus the prior year period was primarily due to an increase in interest income.

Other income was $0.4 million for the nine months ended September 28, 2024, compared to other expense of $2.8 million for the nine months ended September 30, 2023. The change versus the prior year period was primarily due to foreign currency gains on intercompany balances for the nine months ended September 28, 2024 versus foreign currency losses on intercompany balances for the nine months ended September 30, 2023.

Income tax expense was $41.2 million for the nine months ended September 28, 2024, compared to $31.6 million for the nine months ended September 30, 2023. The increase in income tax expense was primarily due to higher income before income taxes. The effective tax rate was 25% for the nine months ended September 28, 2024, compared to 26% for the nine months ended September 30, 2023. The decrease in the effective tax rate was primarily due to a discrete tax expense related to a change in the estimate for an uncertain tax position in the nine months ended September 30, 2023.

Liquidity and Capital Resources

General

Our cash requirements have principally been for working capital purposes, long-term debt repayments, and capital expenditures. We fund our working capital and our capital investments from cash flows from operating activities, cash on hand, and borrowings available under our revolving credit facility (the “Revolving Credit Facility”). Pursuant to our Share Repurchase Program described below, we may also use cash to repurchase shares of our common stock. We believe that our current operating performance, existing cash position, and borrowings available under our Revolving Credit Facility, will be sufficient to satisfy our liquidity needs and cash requirements over the next twelve months and foreseeable future.

Current Liquidity

As of September 28, 2024, we had a cash balance of $280.5 million, working capital (excluding cash) of $237.7 million, and $300.0 million of borrowings available under the Revolving Credit Facility.

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

At September 28, 2024, we had $79.1 million principal amount of indebtedness outstanding under the Term Loan A under the Credit Facility and no outstanding borrowings under the Revolving Credit Facility. Borrowings under the Term Loan A and the Revolving Credit Facility bear interest at Term Secured Overnight Financing Rate (“SOFR”) or the Alternate Base Rate (each as defined in the Credit Agreement) plus an applicable rate ranging from 1.75% to 2.50% for Term SOFR-based loans and from 0.75% to 1.50% for Alternate Base Rate-based loans, depending upon our total Net Leverage Ratio (as defined in the Credit Agreement). Additionally, a commitment fee ranging from 0.200% to 0.300%, determined by reference to a pricing grid based on our net leverage ratio, is payable on the average daily unused amounts under the Revolving Credit Facility. The weighted-average interest rate for borrowings under Term Loan A was 7.10% during the three months ended September 28, 2024.

The Credit Facility requires us to comply with certain covenants, including financial covenants regarding our total net leverage ratio and interest coverage ratio. Fluctuations in these ratios may increase our interest expense. Failure to comply with these covenants and certain other provisions of the Credit Facility, or the occurrence of a change of control, could result in an event of default and an acceleration of our obligations under the Credit Facility or other indebtedness that we may incur in the future. At September 28, 2024, we were in compliance with all covenants and expect to remain in compliance with all covenants under the Credit Facility.

Share Repurchase Program

On February 1, 2024, our Board of Directors authorized the repurchase of up to $300 million (exclusive of fees and commissions) of YETI’s common stock (the “Share Repurchase Program”). The common stock may be repurchased from time to time at prevailing prices in the open market, through various methods, including, but not limited to, open market, privately negotiated, or accelerated share repurchase transactions. Repurchases under the share repurchase program may also be made pursuant to a plan adopted under Rule 10b5-1 promulgated under the Exchange Act. The timing, manner, price, and actual amount of share repurchases will be determined by management based on various factors, including, but not limited to, stock price, economic and market conditions, other capital allocation needs and opportunities, and corporate and regulatory considerations. YETI has no obligation to repurchase any amount of our common stock, and such repurchases may be suspended or discontinued at any time. As of September 28, 2024, $200 million remained available under the Share Repurchase Program.

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

Cash Flows from Operating, Investing, and Financing Activities

The following table summarizes our cash flows from operating, investing and financing activities for the periods indicated (in thousands):

	Nine Months Ended
	September 28, 2024	September 30, 2023
Cash flows provided by (used in):
Operating activities	$35,806	$114,769
Investing activities	$(87,047)	$(58,263)
Financing activities	$(107,517)	$(11,931)
Operating Activities

Cash flows related to operating activities are dependent on net income, non-cash adjustments to net income, and changes in working capital. The decrease in cash provided by operating activities during the nine months ended September 28, 2024 compared to cash provided by operating activities during the nine months ended September 30, 2023 is primarily due to an increase in cash used for working capital, partially offset by an increase in net income, adjusted for non-cash items for the periods compared. The increase in cash used for working capital was primarily due to an increase in inventory.
Investing Activities
The increase in cash used in investing activities during the nine months ended September 28, 2024 was primarily related to the acquisition of Mystery Ranch and increased purchases of property and equipment.
Financing Activities

The increase in cash used by financing activities during the nine months ended September 28, 2024 was primarily driven by repurchases of common stock in connection with our $100 million ASR Agreement.
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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding disclosures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 28, 2024.

Changes in Internal Control over Financial Reporting

During the quarter ended September 28, 2024, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 5. Other Information

Insider Trading Arrangements

During the three months ended September 28, 2024, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or constituted a “non Rule 10b5-1 trading arrangement.”

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

101*
The following unaudited financial statements from YETI Holdings, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 28, 2024, formatted in Inline eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Equity, (v) Consolidated Statements of Cash Flows, and (v) Notes to the Unaudited Condensed Consolidated Financial Statements

104*	Cover Page Interactive Data File (embedded within the Exhibit 101 Inline XBRL document)

* Filed herewith.
** Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

YETI Holdings, Inc.

Dated: November 7, 2024	By:	/s/ Matthew J. Reintjes
Matthew J. Reintjes
President and Chief Executive Officer (Principal Executive Officer)

Dated: November 7, 2024	By:	/s/ Michael J. McMullen
Michael J. McMullen
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)