Form 10-K
period 2024-12-28
YETI Holdings, Inc.
filed 2025-02-24
CIK 1670592

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________
FORM 10-K
________________________________________________
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 28, 2024
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☒  No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act Yes ☐  No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes  ☐ No  ☒
As of June 28, 2024, the last business day of our mostly recently completed second fiscal quarter, the aggregate market value of our common stock held by non-affiliates was $2,304,198,846.
As of February 18, 2025, there were 82,389,459 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the registrant’s 2025 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission no later than 120 days after December 28, 2024, are incorporated by reference in Part III herein.

YETI HOLDINGS, INC.

Forward-Looking Statements
This Annual Report on Form 10-K (this “Report”) contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical or current fact included in this Report are forward-looking statements. Forward-looking statements include statements containing words such as “anticipate,” “assume,” “believe,” “can,” “have,” “contemplate,” “continue,” “could,” “design,” “due,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “likely,” “may,” “might,” “objective,” “plan,” “predict,” “project,” “potential,” “seek,” “should,” “target,” “will,” “would,” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operational performance or other events. For example, all statements made regarding future expectations relating to our share repurchase program, expected market or macroeconomic conditions, estimated and projected costs, expenditures, and growth rates, plans and objectives for future operations, growth, or initiatives, or strategies are forward-looking statements. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that are expected and, therefore, you should not unduly rely on such statements. The risks and uncertainties that could cause actual results to differ materially from those expressed or implied by these forward-looking statements include but are not limited to the risks and uncertainties listed below under “Risk Factors Summary” and further described under the heading “Risk Factors” in Part I, Item 1A of this Report, as such risk factors may be amended, supplemented or superseded from time to time by other reports we file with the United States Securities and Exchange Commission.

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

Risk Factors Summary
Investing in our securities involves a high degree of risk, and you should consider all information contained in this Report before investing in our securities. Below is a summary of the principal factors that make an investment in our securities speculative or risky, all of which are further described in the “Risk Factors” section in Part I, Item 1A of this Report. This summary should be read in conjunction with the “Risk Factors” section and should not be relied upon as an exhaustive summary of the material risks facing our business.

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
•As current tariffs are implemented, or if additional or increased tariffs or other restrictions are placed on foreign imports or any related counter-measures are taken by other countries, our business and results of operations could be harmed.
•Our aspirations, disclosures, and actions related to environmental, social and governance (“ESG”) matters expose us to risks that could adversely affect our reputation and performance.
•Climate change, and related legislative and regulatory responses to climate change, may adversely impact our business.
•A significant portion of our sales are to national, regional, and independent retail partners, and if they cease to promote or carry our current products, choose not to promote or carry new products that we develop, or we need to raise our discounts to such retail partners, our brand as well as our results of operations and financial condition could be harmed.
•If our plans to increase sales through our direct-to-consumer (“DTC”) e-commerce channel are not successful, our business and results of operations could be harmed.
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
•Our financial results could be harmed by currency exchange rate fluctuations.
•We may become involved in legal or regulatory proceedings and audits.
•We may be subject to product recalls, warranty liability, product liability, and other claims against us, which could adversely affect our reputation, earnings, and financial condition.
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
•The integration and use of AI in our business presents risks and challenges that could adversely affect our business, reputation, and results of operations.

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
•Provisions in our Certificate of Incorporation requiring an exclusive forum for the resolution of specified disputes between us and our stockholders could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or employees.
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

WEBSITE REFERENCES
In this Annual Report on Form 10-K, we make references to our website at YETI.com. References to our website throughout this Form 10-K are provided for convenience only and the content on our website does not constitute a part of, and shall not be deemed incorporated by reference into, this Annual Report on Form 10-K.

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
We have a 52- or 53-week period that ends on the Saturday closest in proximity to December 31, such that each quarterly period will be 13 weeks in length, except during a 53-week period when the fourth quarter will be 14 weeks. Our fiscal years ended December 28, 2024 (“2024”), December 30, 2023 (“2023”) and December 31, 2022 (“2022”) spanned 52 weeks each. Our fiscal year ending January 3, 2026 (“2025”) will span 53 weeks. Unless otherwise stated, references to particular years, quarters, months and periods refer to our fiscal years ended in December and the associated quarters, months, and periods of those fiscal years.

Our Products
Our product portfolio is comprised of three categories: Coolers & Equipment; Drinkware; and Other. We have a history of consistently broadening our high-performance, premium-priced product portfolio to meet our expanding customer base and their evolving pursuits. Our culture of innovation and success in identifying customer needs and wants drives our robust product roadmap. In 2024, net sales of Coolers & Equipment, Drinkware, and Other represented 38%, 60%, and 2% of net sales, respectively. Refer to Note 3 of the Notes to Consolidated Financial Statements for net sales by product category.

Coolers & Equipment
Our Coolers & Equipment family is comprised of hard coolers, soft coolers, cargo, bags, outdoor living, and associated accessories.
Hard Coolers. Our hard coolers are built with seamless rotomolded construction or injection molding construction, making them nearly indestructible. For superior ice retention, we pressure-inject up to two inches of commercial-grade polyurethane foam into the walls and lid and utilize a freezer-quality gasket to seal the lid. In 2024, we expanded our hard cooler offerings with two new sizes within our Roadie cooler family. Our hard cooler category includes YETI Tundra, YETI Roadie, YETI V Series hard coolers, YETI TANK ice bucket, and YETI Silo 6G water cooler. Related accessories include locks, dry baskets, beverage holders, and dividers.
Soft Coolers. The Hopper is our line of soft coolers, which are designed to be leakproof and provide superior durability and ice retention compared to ordinary soft coolers. The Hopper soft cooler product line includes: Hopper M15 Soft Cooler, Hopper M12 Soft Backpack Cooler, Hopper M30 Soft Cooler, Hopper M20 Backpack Cooler, Hopper Flip Soft Cooler, Daytrip Lunch Bag, and Daytrip Lunch Box. Related accessories include the Rambler Bottle Sling, MOLLE Zinger retractable lanyard, and a mountable MOLLE Bottle Opener.
In March 2023, we announced separate, voluntary recalls of our Hopper M30 Soft Cooler, Hopper M20 Soft Backpack Cooler, and SideKick Dry gear case (the “affected products”) in collaboration with the U.S. Consumer Product Safety Commission (“CPSC”). In the fourth quarter of 2023, we introduced the redesigned and improved versions of the affected products, and also launched two new sizes with the Hopper M15 Soft Cooler and the Hopper M12 Soft Backpack Cooler. For additional information on the financial impact of the voluntary recalls, see Part II, Item 7, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Report.

Cargo, Bags, and Outdoor Living. Our cargo, bags, and outdoor living product category includes: LoadOut Bucket, LoadOut Swivel Seat, LoadOut GoBox, the Panga submersible duffel bag, Panga Backpack, Crossroads Collection of backpacks, duffel bags, luggage, and packing cubes, Camino Carryall, Hondo Base Camp Chair, Trailhead Camp Chair, Lowlands Blanket, Trailhead Dog Bed, Boomer Dog Bowls, and SideKick Dry gear case, as well Mystery Ranch branded products (discussed below).

During the first quarter of 2024, we acquired Mystery Ranch, LLC (“Mystery Ranch”), a designer and manufacturer of durable load-bearing backpacks, bags, and pack accessories. We integrated Mystery Ranch operations and products into our business to further expand our capabilities in the bags category. During the fourth quarter of 2024, launched a limited release of the first Mystery Ranch-inspired Bozeman pack.

Drinkware

Most of our Drinkware products are made with durable, kitchen-grade, 18/8 stainless-steel, double-wall vacuum insulation, and our innovative No Sweat design. The result is high-performing drinkware products that keep beverages at their preferred temperature—whether hot or cold—for hours at a time without condensation. During 2024, we expanded our Drinkware category with the launch of the Rambler French Press, Rambler Pitcher, Rambler Pour Over, Flask and Shot Glasses, as well as the launch of our Food Storage containers. We also launched our Cookware category with our new Cast Iron Skillet. Our Drinkware product line also includes the Rambler Beverage Bucket, Rambler Wine Chiller, Rambler Cocktail Shaker, Rambler Colsters, Rambler Lowball, Rambler Wine Tumbler, Rambler Stackable Pints, Rambler Mugs, Rambler Tumblers, Rambler Straw Mugs and Cups, Rambler Bottles, Rambler Jugs, and Yonder Water Bottles. Related accessories include the Rambler Bottle Straw Cap, Rambler Bottle Chug Cap, Rambler Magslider Lid, Rambler Straw Lid, Rambler Magslider color pack, Rambler Tumbler Handles, Rambler Jug Mount, and Ice Scoop.
Other
Our Other category offers an array of apparel and gear, such as hats, shirts, bottle openers, and ice substitutes.
Segment Information
We operate as one reportable operating segment.
Sales Channels
We offer our products in the United States, Canada, Australia, New Zealand, Europe, and Japan through a diverse omni-channel strategy, comprised of our wholesale and our direct-to-consumer (“DTC”) channels. In 2024 and 2023, our DTC channel accounted for 59% and 60% of our net sales, respectively, and our wholesale channel accounted for 41% and 40% of our net sales, respectively. As part of our commitment to premium positioning, we maintain supply discipline, enforce our minimum advertised price (“MAP”) policy, and primarily sell through one-step distribution.
In our wholesale channel, we sell to several large retailers with a national presence, including Dick’s Sporting Goods, REI, Academy Sports + Outdoors, Bass Pro Shops, Ace Hardware, Scheels, and Tractor Supply Company, and an assemblage of independent retail partners throughout the United States, Canada, Australia, New Zealand, Europe, and Japan, among others. We carefully evaluate and select retail partners that have an image and approach that are consistent with our premium brand and pricing, while also seeking new retail partners that create access to unique shopping experiences or customer bases. Our network of independent retail partners includes outdoor specialty, hardware, sporting goods, and farm and ranch supply stores, among others. As of December 28, 2024, we sold through a diverse base of approximately 4,700 retail partners worldwide. No single customer accounted for 10% or more of our gross sales in 2024.
We sell our products in our DTC channel to customers on our websites, through YETI Authorized on the Amazon Marketplace, as well as in our retail stores. Additionally, we offer customized products with licensed marks and original artwork primarily to our DTC channel, through our corporate sales program, on our websites, and at select retail stores. Our corporate sales program offers customized products to corporate customers for a wide-range of events and activities, and in certain instances may also offer products to re-sell. Additionally, we sell our full line of products at our retail stores. Our DTC channel enables us to directly interact with our customers, more effectively deliver our brand experience, better understand consumer behavior and preferences, and offer exclusive products, content, and customization capabilities. We believe our control over our DTC channel provides our customers the highest level of brand engagement and further builds customer loyalty, while generating attractive margins.

Our Market
Our premium products are designed for use in a wide variety of activities, from professional to recreational and outdoor to indoor, and can be used year round. As a result, the markets we serve are broad as well as deep, including, for example, outdoor, housewares, home and garden, outdoor living, industrial, and commercial.
Our net sales in the United States accounted for approximately 81% of our net sales for 2024, while our international sales represented 19%. We continue to expand internationally and grow our presence in Canada, Australia, New Zealand, Asia, and Europe, among other countries and regions. We are expanding internationally by focusing on brand awareness, wholesale expansion, and our DTC channel. We believe there are meaningful growth opportunities in expanding into additional international markets, such as Asia, as many of the market dynamics and premium, performance-based consumer needs that we have successfully identified in the United States are also valued in these markets.
Product Design and Development
We design and develop our products to provide superior performance and functionality in a variety of environments. Our products are carefully designed and rigorously tested to maximize performance while minimizing complexity, allowing us to deliver highly functional products with simple, clean, and distinct designs.
We expand our existing product families and enter new product categories by designing solutions grounded in consumer insights and relevant product knowledge. We use high-quality materials, as well as advanced design and manufacturing processes, to create premium products that redefine consumer expectations and deliver best-in-class product performance. We continue to expand our product lines by introducing anchor products, followed by product expansions, such as additional sizes and colorways, and then offering corresponding accessories.
To ensure our continued success in bringing category-redefining products to market, our marketing and product development teams collaborate to identify consumer needs and wants to drive our robust product roadmap. We use our purpose-built, state-of-the-art research and development centers to generate design prototypes and test performance. We follow a disciplined, stage-gate product development process that is designed to provide consistent quality control while optimizing speed-to-market. We collaborate with our YETI Ambassadors, a diverse group of people throughout the world, comprised of elite anglers, hunters, rodeo cowboys, barbecue pitmasters, surfers, brewmasters, fitness experts, skateboarders, and outdoor adventurers who embody our brand, and industry professionals to test our prototypes and provide feedback that is incorporated into final product designs. Once we approve the final design and specifications of a new product, we partner with global suppliers and specialized manufacturers to produce our products according to our exacting performance and quality standards.
Marketing
We employ a wide range of marketing tactics and outlets to cultivate our relationships with experts, serious enthusiasts, and everyday consumers. We use a combination of traditional, digital, social media, and grass-roots initiatives, as well as original short films and high-quality content on YETI websites.
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

Distribution and Inventory Management

We utilize global third-party logistics providers to warehouse and distribute finished products from our distribution facilities in Memphis, Tennessee, Salt Lake City, Utah, and Sumner, Washington to support our domestic operations, and in Australia, Canada, the United Kingdom, New Zealand, Vietnam, and the Netherlands to support our international operations. These logistics providers manage various distribution activities, including product receipt, warehousing, certain limited product inspection activities, and coordinating outbound shipping.

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
Seasonality
Historically, we have experienced our highest levels of net sales in the fourth quarter of the year, coinciding with the seasonal holiday shopping season. In 2024, our net sales in the first, second, third, and fourth quarters represented 19%, 25%, 26%, and 30%, respectively, of our total net sales for the year. In 2023, our net sales in the first, second, third, and fourth quarters represented 18%, 24%, 26%, and 32%, respectively, of our total net sales for the year.

Intellectual Property and Brand Protection
We own patents, trademarks, copyrights, and other intellectual property rights that support key aspects of our brand and products. We believe these intellectual property rights, combined with our innovation and distinctive product design, performance, brand name and reputation, provide us with a competitive advantage.
We protect our intellectual property rights in the United States and certain international jurisdictions. All product designs, specifications, and performance characteristics are developed and documented. We then seek intellectual property protection, including applying for patents and registering trademarks and copyrights.
We aggressively pursue and defend our intellectual property rights to protect our distinctive brand, designs, and inventions. We have processes and procedures in place to identify, protect, and optimize our intellectual property assets on a global basis. For example, we have a proactive online marketplace monitoring and seller/listing termination program to disrupt online counterfeit offerings. Our experienced legal and brand protection teams initiate claims and litigation to protect our intellectual property assets. For example, we work to shut down websites selling counterfeit products through litigation. We intend to continue to seek intellectual property protection for our new products and enforce our rights against those who infringe on these valuable assets.
Human Capital Resources

At YETI, we have an unwavering commitment to outdoor and recreation communities, and we are relentless in our pursuit of building superior products for people to confidently enjoy life outdoors and beyond. We are proud of our unique company culture, where ideas, innovation, collaboration and personal development are essential. We believe our brand, culture, and employees are central to our success and our ability to attract, develop, motivate, and retain highly-skilled talent. We are committed to building an inclusive and diverse culture through a variety of initiatives on employee recruitment, employee training and development. We continue to support our voluntary, employee-led resource groups that foster a workplace aligned with our core values, goals, and business practices.

As of December 28, 2024, we employed approximately 1,340 people worldwide, representing ten countries. Of these, approximately 88% of our workforce was located in the United States. None of our employees are currently covered by a collective bargaining agreement. We have no labor-related work stoppages and believe our relations with our employees are positive and stable.
Compensation and Benefits. We strive to hire, develop and retain top talent. We attract and reward our employees by providing market-competitive compensation, healthcare, retirement benefits, paid time off, bonding leave, as well as mental health, wellness, and financial planning programs.

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

Learning and Development. Consistent with our focus on employee growth and development, we offer employees the opportunity to participate in educational activities and trainings. Additionally, we employ a variety of programs to recognize leadership and other employees who best exemplify our core values.

For more detailed information regarding our programs and initiatives related to human capital management, please see the “People” section of our 2024 Environmental, Social, and Governance Report (“ESG Report”), located on our website at www.yeti.com/en_US/esg.html. Our ESG Report does not constitute part of, and shall not be deemed to be incorporated by reference into, this Annual Report on Form 10-K.

Compliance with Government Regulations

Our business activities are global and are subject to various federal, state, local, and foreign laws, rules and regulations. For example, substantially all of our import operations are subject to complex trade and customs laws, regulations and tax requirements. In addition, the countries in which our products are manufactured or imported may from time to time impose additional duties, tariffs or other restrictions on our imports or adversely modify existing restrictions. Changes in tax policy or trade regulations, or the imposition of new or increased tariffs on imported products, could have an adverse effect on our business and results of operations. In addition, we are subject to changing regulatory restrictions and requirements, including in the areas of data privacy, information security, sustainability and responses to climate change. Compliance with laws, rules and regulations could harm our current and future business and operations. For additional information, see Part I, Item 1A, “Risk Factors - Risks Related to Our Business, Operations and Industry,” included herein for updates to our risk factors regarding the potential impact of government regulations on our business.

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

We have made, and we expect that we will continue to make, significant investments in promoting our products and attracting new customers, including through the use of corporate partnerships, YETI Ambassadors, traditional, digital, and social media, original YETI films, and participation in, and sponsorship of, community events. Marketing campaigns can be expensive and may not result in the cost-effective acquisition of customers. Ineffective marketing, ongoing and sustained promotional activities, negative publicity, product diversion to unauthorized distribution channels, product or manufacturing defects, product recalls, counterfeit products, unfair labor practices, and failure to protect the intellectual property rights in our brand are some of the potential threats to the strength of our brand, and those and other factors could rapidly and severely diminish customer confidence in us. Furthermore, these factors could cause our customers to lose the personal connection they feel with the YETI brand. Actions taken by individuals that we partner with, such as YETI ambassadors, influencers or our associates, that fail to represent our brand in a manner consistent with our brand image, whether through our social media platforms or their own, could also harm our brand reputation and materially impact our business. Further, as our brand becomes more widely known, future marketing campaigns may not attract new customers at the same rate as past campaigns. Inflation or higher product costs may also affect our ability to provide products in a cost-effective manner and hinder us from attracting new customers. If we are unable to attract new customers, fail to attract new customers in a cost-effective manner, or fail to drive awareness of our full product portfolio among new and existing customers, our growth could be slower than we expect and our business could be harmed.

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

To ensure adequate inventory supply, we must forecast inventory needs and place orders with our manufacturers before firm orders are placed by our customers. Forecasts are particularly challenging as we expand into new markets and geographies, develop and market new products, and face macroeconomic uncertainties, including related to consumer discretionary spending, interest rates, inflation, tariffs and geopolitical events. Our historical sales, expense levels, and profitability may not be an appropriate basis for forecasting future results. If we fail to accurately forecast customer demand, including relating to our expected growth, we may experience excess inventory levels or a shortage of product to deliver to our customers. Failure to accurately forecast our results of operations and growth rate could also cause us to make poor operating decisions and we may not be able to adjust in a timely manner. Consequently, actual results could be materially lower than anticipated. Even if the markets in which we compete expand, we cannot assure you that our business will grow at similar rates, or at all.

Factors that could affect our ability to accurately forecast demand for our products include: (a) an increase or decrease in consumer demand for our products; (b) our failure to accurately forecast consumer acceptance for our new products; (c) product introductions by competitors; (d) unanticipated changes in general market conditions or other factors, which may result in cancellations of advance orders or a reduction or increase in the rate of reorders or at-once orders placed by retailers; (e) impacts on consumer demand due to unseasonable weather conditions; (f) weakening economic conditions or consumer confidence in future economic conditions, as well as inflationary conditions or tariffs resulting in rising prices, which could each reduce demand for discretionary items, such as our products; and (g) terrorism or acts of war, or the threat thereof, or political or labor instability or unrest, riots, or public health crises, which could adversely affect consumer confidence and spending or interrupt production and distribution of product and raw materials.

Inventory levels in excess of customer demand may result in inventory write-downs or write-offs and the sale of excess inventory at discounted prices or in less preferred distribution channels, which could impair our brand image and harm our gross margin. In addition, if we underestimate the demand for our products, our manufacturers may not be able to produce products to meet our customer requirements, and this could result in delays in the shipment of our products, lower sales, higher costs, as well as damage to our reputation and retailer and distributor relationships.

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

As we continue to expand our operations, headcount, geographical footprint, and product offerings, the scope and complexity of our business continues to increase. Consequently, we may experience difficulties in managing our growth and building the appropriate processes and controls. Future growth may increase the strain on our resources. We could experience operating difficulties, including difficulties in sourcing, logistics, recruiting, marketing, designing innovative products, and meeting consumer needs. We could also experience difficulties maintaining disclosure controls and procedures and internal controls. If we do not adapt to meet these evolving challenges, the strength of our brand may erode, the quality of our products may suffer, we may not be able to deliver products on a timely basis to our customers, and our corporate culture may be harmed.

Our growth depends, in part, on expanding into additional consumer markets, and we may not be successful in doing so.

We believe that our future growth depends not only on continuing to reach our existing retail partners and customers, but also continuing to broaden our retail partner and customer base. The growth of our business will depend, in part, on our ability to continue to expand our retail partner and customer bases in the United States, as well as in international markets, including Canada, Australia, Europe, and Asia. In these international markets, we face challenges that are at times different from those encounter in the United States, including competitive, merchandising, distribution, hiring, and other difficulties. We may also encounter difficulties in attracting customers due to a lack of consumer familiarity with or acceptance of our brand, or a resistance to paying for premium products, particularly in international markets. We continue to evaluate marketing efforts and other strategies to expand the customer base for our products. In addition, although we are investing in sales and marketing activities to further penetrate newer regions, including expansion of our dedicated sales force, we cannot assure you that we will be successful. If we are not successful, our business and results of operations may be harmed.

The markets in which we compete are highly competitive and include numerous other brands and retailers that offer a wide variety of products that compete with our products; if we fail to compete effectively, we could lose our market position.

The markets in which we compete are highly competitive, with low barriers to entry. Numerous other brands and retailers offer a wide variety of products that compete with our products, including coolers, drinkware, bags, and cargo. Competition in these product markets is based on a number of factors, including product quality, performance, durability, styling, brand image and recognition, and price. Our competitors may be able to develop and market higher quality products that compete with our products, sell their products for lower prices, adapt to changes in consumers’ needs and preferences more quickly, devote greater resources to the design, sourcing, distribution, marketing, and sale of their products, or generate greater brand recognition than us. In addition, as we expand into new product categories, we have faced, and will continue to face, different and, in some cases, more formidable competition. We believe many of our competitors and potential competitors have significant competitive advantages, including longer operating histories, ability to leverage their sales efforts and marketing expenditures across a broader portfolio of products, global product distribution, larger and broader base of retail partners, more established relationships with a larger number of suppliers and manufacturing partners, greater brand recognition, larger or more effective brand ambassador and endorsement relationships, greater financial strength, larger research and development teams, larger marketing budgets, and more distribution and other resources than we do. Some of our competitors may aggressively discount their products or offer other attractive sales terms in order to gain market share, which could result in pricing pressures, reduced profit margins, or lost market share. For example, if our retail partners were to demand higher discounts, we may be forced to lower our gross margins on products sold through such partners. If we are not able to overcome these potential competitive challenges, effectively market our current and future products, and otherwise compete effectively against our current or potential competitors, our prospects, results of operations, and financial condition could be harmed.
In addition, our customers have become increasingly technologically savvy and expect a seamless omni-channel experience regardless of whether they are shopping in stores or online. Innovation by existing or new competitors could alter the competitive landscape by improving the customer experience and heightening customer expectations or by transforming other aspects of their business through new technologies, such as artificial intelligence (“AI”). If we are unable to develop and continuously improve our technologies, the efforts of which typically require significant capital investments, we may not be able to provide a convenient and consistent experience to our customers, which could negatively affect our ability to compete with other retailers and could result in diminished loyalty to our brands, which could adversely impact our business.

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

In addition, except in some of the situations where we have a supply contract, our arrangements with our manufacturers are not exclusive. As a result, our manufacturers could produce similar products for our competitors, some of which could potentially purchase products in significantly greater volume, which could impair or eliminate our access to manufacturing capacity. Further, while certain of our long-term contracts stipulate contractual exclusivity, those manufacturers could choose to breach our agreements and work with our competitors. Our competitors could enter into restrictive or exclusive arrangements with our manufacturers that could impair or eliminate our access to manufacturing capacity or supplies.

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

We utilize global third-party logistics providers to warehouse and distribute finished products from our distribution facilities in Memphis, Tennessee, Salt Lake City, Utah, and Sumner, Washington to support our domestic operations, and in Australia, Canada, the United Kingdom, New Zealand, the Netherlands, and Vietnam to support our international operations. Our reliance on a limited number of geographical locations for our distribution centers makes us more vulnerable to natural disasters, weather-related disruptions, accidents, system failures, public health emergencies, or other unforeseen events that could delay or impair our ability to fulfill retailer orders and/or ship merchandise purchased on our website, which could harm our sales.

We import our products, and rely on the timely and free flow of goods through open and operational ports from our suppliers and manufacturers. Accordingly, we are subject to certain risks, including labor disputes, union organizing activity, inclement weather, public health crises, and increased transportation costs, associated with our third-party contract manufacturers’ and carriers’ ability to provide products and services to meet our requirements. Such events could result in delayed or canceled orders by customers, unanticipated inventory accumulation or shortages, and harm to our business, results of operations, and financial condition. We are also vulnerable to risks associated with products manufactured abroad, including, among other things: (a) risks of damage, destruction, or confiscation of products while in transit to our distribution centers; and (b) transportation and other delays in shipments, including as a result of heightened security screening, port congestion, container and labor shortages, and inspection processes or other port-of-entry limitations or restrictions. Global events may also impact the import of our products. For example, in response to ongoing geopolitical conflicts, certain governments have, and may again in the future, implement sanctions, seizures of assets, or export control measures, which could result in higher costs, inventory shortages, or both. In addition, geopolitical conflicts near key global shipping areas may disrupt shipping routes, causing delays and increased freight costs. Although we have continued to experience such effects with respect to the ongoing conflict in the Red Sea, such effects have not materially impacted our business to date.

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

We are exposed to risk due to our concentration of business activity with certain third-party contract manufacturers of our products. For coolers & equipment products, our two largest manufacturers comprised approximately 36% of our production volume during 2024. For drinkware products, our two largest manufacturers comprised approximately 74% of our production volume during 2024. As a result of this concentration in our supply chain, our business and operations would be negatively affected if any of our key manufacturers were to experience significant disruption affecting the price, quality, availability, or timely delivery of products. Our manufacturers could also be acquired by our competitors and may become our direct competitors, thus limiting or eliminating our access to manufacturing capacity. The partial or complete loss of our key manufacturers, or a significant adverse change in our relationship with any of these manufacturers, could result in lost sales, added costs, and distribution delays that could harm our business and customer relationships.

Our business could be harmed if we fail to execute our internal plans to transition our supply chain and certain other business processes to a global scale.

We continually assess, and re-engineer as needed, our supply chain management, technology, and business processes to support our expanding scale. Our expansion to a global scale requires significant investment of capital and human resources, the adaptation and evolution of many business processes and technology, and the attention of many managers and other employees who would otherwise be focused on other aspects of our business. If our globalization efforts fail to produce planned efficiencies, or are not managed effectively, we may experience excess inventories, inventory shortage, late deliveries, lost sales, or increased costs. Any business disruption arising from our globalization efforts, or our failure to effectively execute our internal plans to expand globally, could harm our results of operations and financial condition.

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

The price and availability of key components used to manufacture our products, including polyethylene, polyurethane foam, stainless-steel, polyester fabric, zippers, and other plastic materials and coatings, as well as manufacturing equipment and molds, may fluctuate significantly. In addition, the cost of labor at our third-party contract manufacturers and third-party logistics providers could increase significantly. Additionally, the cost of logistics and transportation fluctuates due to a number of factors, including the price of oil, available capacity, market demand, and geopolitical events. Global political conditions, threatened or actual acts of war or terrorism, instability or other disruptions in areas such as the Middle East, South America and Europe, and trade, economic or other disagreements among nations, can significantly affect, and recently have significantly affected transportation times and costs. Any fluctuations in the cost and availability of any of our raw materials or other sourcing or transportation costs related to our raw materials or products could harm our gross margins and our ability to meet customer demand. For example, the ongoing conflict in the Red Sea has disrupted shipping routes, which has caused us to continue experiencing shipping delays and increased freight costs. Although such effects have not materially impacted our business to date, such conditions could worsen. If we are unable to successfully mitigate a significant portion of these product cost increases or fluctuations, our results of operations could be harmed.

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

As current tariffs are implemented, or if additional or increased tariffs or other restrictions are placed on foreign imports or any related counter-measures are taken by other countries, our business and results of operations could be harmed.

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

In the United States, the Trump Administration has implemented tariffs and has signaled that it may implement additional or increased tariffs, other trade restrictions, or may alter trade agreements between the United States and Canada, China, the European Union, and Mexico, among others. Such actions include limiting trade and/or imposing tariffs on imports from such countries. Tariffs have the potential to significantly raise the cost of our products. In such a case, there can be no assurance that we will be able to shift manufacturing and supply agreements to non-impacted countries, including the United States, to reduce the effects of the tariffs. As a result, we may suffer margin erosion or be required to raise our prices, which may result in the loss of customers, negatively impact our results of operations, or otherwise harm our business. In addition, the imposition of tariffs on products that we export to international markets could make such products more expensive compared to those of our competitors if we pass related additional costs on to our customers, which may also result in the loss of customers, negatively impact our results of operations, or otherwise harm our business.

Our aspirations, disclosures, and actions related to ESG matters expose us to risks that could adversely affect our reputation and performance.

The focus and expectations of investors, customers, associates, business partners and other stakeholders concerning ESG matters continue to evolve rapidly. We announce initiatives related to ESG matters from time to time and have established and publicly announced certain ESG goals. These statements reflect our current plans and aspirations and are not guarantees that we will be able to achieve them. Our ability to achieve any ESG objective is subject to numerous risks, many of which are outside of our control. Our failure to accomplish or accurately track and report on these goals on a timely basis, or at all, could adversely affect our reputation, financial performance and growth, and expose us to increased scrutiny from the investment community as well as enforcement authorities. In addition, we could be criticized for the scope of our ESG initiatives or goals.

Different stakeholder groups have divergent views on ESG matters, which increases the risk that any action or lack thereof with respect to ESG matters will be perceived negatively by at least some stakeholders and adversely impact our reputation and business. If we do not successfully manage ESG-related expectations across these varied stakeholder interests, we may face scrutiny, reputational risk, lawsuits, or market access restrictions from these parties regarding our ESG initiatives.

Globally, a lack of harmonization and the rapid evolution in relation to ESG legal and regulatory reform across the jurisdictions in which we may operate may affect our future implementation of, and compliance with, ESG standards and requirements. Standards for tracking and reporting ESG matters are relatively new, have not been formalized and continue to evolve. Collecting, measuring, and reporting ESG information and metrics can be difficult and time consuming. Our selection of voluntary disclosure frameworks and standards, and the interpretation or application of those frameworks and standards, may change from time to time or differ from those of others. This may result in a lack of consistent or meaningful comparative data from period to period or between YETI and other companies in the same industry. In addition, our processes and controls may not comply with evolving standards for identifying, measuring and reporting ESG metrics, including ESG-related disclosures that may be required of public companies by the SEC and other regulators, and such standards may change over time, which could result in significant revisions to our current goals, reported progress in achieving such goals, or ability to achieve such goals in the future, and could cause us to undertake costly initiatives to satisfy such new criteria.

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

The focus of, and levels of concern from, federal, state and local governments, non-governmental organizations and our customers, consumers and investors regarding climate change and other environmental matters continue to evolve. New governmental requirements or changing consumer preferences could negatively impact our ability to obtain raw materials or increase our acquisition and compliance costs, which could make our products more costly, less attractive to consumers than other competitive products or reduce consumer demand. We could also lose revenue if our consumers change brands or our customers move business from us because we have not complied with their preferences and investors may choose not to invest in our securities if we do not comply with their business expectations.

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

A significant portion of our sales are to national, regional, and independent retail partners in our wholesale channel. If these retail partners cease to promote or carry our current products, choose not to promote or carry new products that we develop, or we need to raise our discounts to such retail partners to remain competitive, our brand as well as our results of operations and financial condition could be harmed.

We sell a significant amount of our products through our wholesale channel, consisting of national, regional, and independent retail partners. In 2024, our wholesale channel accounted for 41% of our net sales. No single retail partner accounted for 10% or more of our gross sales in 2024. Because we are a premium brand, our sales depend, in part, on retail partners effectively displaying our products, including providing attractive space and point of purchase displays in their stores, and training their sales personnel to sell our products. If our retail partners reduce or terminate those activities, we may experience reduced sales of our products, resulting in lower gross margins, which would harm our results of operations. In addition, if these retail partners were to demand higher discounts on our products, we may experience lower gross margins on products sold to such partners. Our relationships with these retail partners are important to the authenticity of our brand and the marketing programs we continue to deploy. Our failure to maintain these relationships with our retail partners or financial difficulties experienced by these retail partners could materially harm our business.

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

For 2024, our DTC channel accounted for 59% of our net sales, and our sales through the Amazon Marketplace represented approximately 15% of our net sales. Part of our growth strategy involves increasing sales through our DTC e-commerce channel. The level of customer traffic and volume of customer purchases through our country and region-specific YETI websites or other e-commerce initiatives are substantially dependent on our ability to provide a content-rich and user-friendly website, a hassle-free customer experience, sufficient product availability, and reliable, timely delivery of our products. If we are unable to maintain and increase customers’ use of our website, allocate sufficient product to our website, and increase any sales through our website, our continued DTC channel growth, our business, and results of operations could be harmed. Furthermore, any adverse change in our relationship with Amazon, including restrictions on the ability to offer products on the Amazon Marketplace or termination of the relationship, could adversely affect our continued DTC channel growth, our business, and results of operations.

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

We currently have a number of country- and region-specific YETI websites and have plans to expand our e-commerce platform to others. Expanding into these countries and regions may impose different and evolving laws governing the operation and marketing of e-commerce websites, as well as the collection, storage, and use of information on customers interacting with those websites. We may incur additional costs and operational challenges in complying with these laws, and differences in these laws may cause us to operate our business differently, and less effectively, in different territories. If so, we may incur additional costs and may not fully realize the investment in our international expansion.

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

For our DTC sales, as well as for sales to certain retail partners, we accept a variety of payment methods, including credit cards, debit cards, electronic funds transfers, electronic payment systems, and gift cards. Accordingly, we are, and will continue to be, subject to significant and evolving regulations and compliance requirements, including obligations to implement enhanced authentication processes that could result in increased costs and liability and reduce the ease of use of certain payment methods. For certain payment methods, including credit and debit cards, as well as electronic payment systems, we pay interchange and other fees, which may increase over time. We rely on independent service providers for payment processing, including credit and debit cards. If these independent service providers become unwilling or unable to provide these services to us, or if the cost of using these providers increases, our business could be harmed. We are also subject to payment card association operating rules and agreements, including data security rules and agreements, certification requirements, and rules governing electronic funds transfers, which could change or be reinterpreted to make it difficult or impossible for us to comply. If we fail to comply with these rules or requirements, or if our data security systems are breached or compromised, we may be liable for losses incurred by card issuing banks or customers, subject to fines and higher transaction fees, lose our ability to accept credit or debit card payments from our customers, or process electronic fund transfers or facilitate other types of payments. Any failure to comply could significantly harm our brand, reputation, business, financial condition and results of operations.

Our plans for international expansion may not be successful; our limited operating experience and limited brand recognition in new markets may make it more difficult to execute our expansion strategy and cause our business and growth to suffer.

Continued expansion into markets outside the United States, including Canada, Australia, Europe and Asia, is one of our key long-term strategies for the future growth of our business. There are, however, significant costs and risks inherent in selling our products in international markets, including: (a) failure to effectively translate and establish our core brand identity, particularly in markets with a less-established heritage of outdoor and recreational activities; (b) time and difficulty in building a widespread network of retail partners; (c) increased shipping and distribution costs, which could increase our expenses and reduce our margins; (d) potentially lower margins in some regions; (e) longer collection cycles in some regions; (f) increased competition from local providers of similar products; (g) compliance with foreign laws and regulations, including taxes and duties, enhanced privacy laws, rules, and regulations, and product liability laws, rules, and regulations, particularly in the European Union and Japan; (h) establishing and maintaining effective internal controls at foreign locations and the associated increased costs; (i) increased counterfeiting and the uncertainty of protection for intellectual property rights in some countries and practical difficulties of enforcing rights abroad; (j) compliance with anti-bribery, anti-corruption, sanctions, and anti-money laundering laws, such as the FCPA, the Bribery Act, and OFAC regulations, by us, our employees, and our business partners; (k) currency exchange rate fluctuations and related effects on our results of operations; (l) economic weakness, including inflation, or political instability in foreign economies and markets; (m) compliance with tax, employment, immigration, and labor laws for employees living or traveling abroad; (n) workforce uncertainty in countries where labor unrest is more common than in the United States; (o) business interruptions resulting from geopolitical actions, including war and terrorism, natural disasters, including earthquakes, typhoons, floods, and fires, public health emergencies, including the outbreak of a pandemic or other public health crisis; (p) the imposition of tariffs on products that we import into international markets that could make such products more expensive compared to those of our competitors; (q) that our ability to expand internationally could be impacted by the intellectual property rights of third parties that conflict with or are superior to ours; and (r) other costs and risks of doing business internationally.

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

We may be subject to product recall, warranty liability, product liability, and other claims against us, which could adversely affect our reputation, earnings, and financial condition.

Our products expose us to product recall and warranty liability claims if the products we manufacture, sell, or design actually or allegedly fail to perform as expected. Although we extensively and rigorously test new and enhanced products, there can be no assurance we will be able to detect, prevent, or fix all defects. Under certain circumstances, the United States Consumer Products Safety Commission, other relevant global regulatory authorities, or other country, state, or city laws (in existence now or in the future) could require us to repurchase or recall one or more of our products. Any mandatory or voluntarily repurchase or recall of our products, as well as any related monetary judgment, fine, or other penalty, could be costly and damaging to our reputation and may result in large quantities of finished products that we would not be able to sell. For example, in 2023 we initiated a global stop sale and voluntary recalls of our Hopper M30 Soft Cooler, Hopper M20 Soft Backpack Cooler, and SideKick Dry gear case. These actions subjected us to substantial costs, including product recall remedies, legal and advisory fees, and recall-related logistics costs. Further, if we are unable to develop a product solution for any potential safety concern associated with a product recall, we may not be able to sell the redesigned products for a significant period of time, if ever, and may face substantial costs associated with the development of such features and implementation of the recalls. In addition to potential recall impacts, the occurrence of any material defects in our products could expose us to liability for warranty claims, which could be in excess of our current reserves, and if our warranty reserves are inadequate to cover future warranty claims on our products, our financial condition and operating results may be harmed.

We also face exposure to product liability claims and unusual or significant litigation in the event that one of our products is alleged to have resulted in personal injury, property damage, or other adverse effects. In addition to the risk of monetary judgments or other penalties that may result from product liability claims, such claims could result in negative publicity that could harm our reputation in the marketplace, adversely impact our brand, or result in an increase in the cost of producing our products. As a result, these types of claims could have a material adverse effect on our business, results of operations, and financial condition.

Our business is subject to the risk of earthquakes, fire, power outages, floods, and other catastrophic events, and to interruption by problems such as terrorism, public health crises, cybersecurity incidents or other cybersecurity threats, or events affecting our information technology systems.

Our business is vulnerable to damage or interruption from earthquakes, fires, floods, power losses, telecommunications failures, terrorist attacks, acts of war, riots, public health crises, and similar events. For example, a significant natural disaster, such as an earthquake, fire, or flood, could result in substantial losses or other costs, and our insurance coverage may be insufficient or unavailable to compensate us for losses that may occur. For instance, several of our office and building spaces are located in Texas, a state that frequently experiences floods and storms, and our domestic distribution centers are located in Memphis, Tennessee, Salt Lake City, Utah, and Sumner, Washington, which are susceptible to natural disasters, such as floods, earthquakes and wildfires. In addition, the facilities of our suppliers and where our manufacturers produce our products are located in parts of Asia that frequently experience typhoons and earthquakes. Facilities of third-party logistics providers located in other countries that warehouse and distribute our finished products internationally also face local extreme weather conditions. Acts of terrorism, civil unrest and public health crises could also cause disruptions in our or our suppliers’, manufacturers’, and logistics providers’ businesses or the economy as a whole. For example, the COVID-19 pandemic contributed significantly to global supply chain issues, with restrictions and limitations on related activities causing disruption and delay. These disruptions and delays strained certain domestic and international supply chains, which affected the flow or availability of certain of our products. We may not have sufficient protection or recovery plans in some circumstances, such as natural disasters affecting Texas or other locations where we have operations or store significant inventory. Our business could also be negatively affected by interruptions or failures of our information technology systems, which could occur for a number of reasons, including cybersecurity incidents or other cybersecurity threats, system failures, or failure to maintain or upgrade information technology systems. See the risk factor titled “We rely significantly on information technology, and any compromise or interruption of that technology resulting from cybersecurity incidents, data security breaches, design defects or system failures could have a material negative impact on our business” for further information.

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

Although we have taken steps to protect the security of our information systems and the data maintained in those systems, we have, from time to time, experienced cybersecurity threats to our data and systems, including malware and computer virus attacks. It is possible that our safety and security measures will not prevent our systems from functioning improperly or becoming damaged. It is also possible that our safety and security measures will not prevent the improper access or disclosure of personally identifiable information such as in the event of a cybersecurity incident. Incidents may include social engineering or impersonation of authorized users, efforts to discover and exploit design flaws, bugs, security vulnerabilities or security weaknesses, intentional or unintentional acts by employees or other insiders with access privileges, intentional acts of vandalism or fraud by third parties or sabotage. Our use of AI and our use of products and services from third parties that use AI, may increase the risks of such incidents. In some instances, efforts to correct vulnerabilities or prevent incidents have in the past reduced, and may in the future reduce, the functionality or performance of our information technology, which could negatively impact our business. Cybersecurity incidents can also be caused by ransomware, distributed denial-of-service attacks, worms, and other malicious software programs or other attacks. Such incidents could be caused by the covert introduction of malware to our information technology systems and the use of techniques or processes that change frequently. The intrusions may be disguised, difficult to detect, or designed to remain dormant until a triggering event, and may continue undetected for an extended period of time. In addition, some of our suppliers, vendors, service providers, cloud solution providers and customers have in the past experienced, and may in the future experience, such incidents, which could in turn disrupt our business. While we maintain cybersecurity insurance, such insurance policies may not cover any or all of the resulting financial losses.

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

As part of our normal business activities, we collect, store, process, and use certain information that is confidential, proprietary or otherwise sensitive, including personal information of consumers, customers, suppliers, service providers and employees. Our customers’ personal information may include names, addresses, phone numbers, email addresses, payment card data, and payment account information, as well as other information. We share some of this information with certain third parties who assist us with business matters. Moreover, the success of our operations depends upon the secure transmission of confidential, proprietary or otherwise sensitive data, including personal information, over networks. Any unauthorized access or data acquisition, despite security measures in place to protect such information, or other failure on the part of us or third parties to maintain the security of such data could result in business disruption, damage to our reputation, financial obligations to third parties, legal obligations, fines, penalties, regulatory proceedings and private litigation with potentially large costs. Such unauthorized access or data acquisition could also result in deterioration in confidence in our Company and other competitive disadvantages, and thus could have a material adverse effect on our business. Depending on the nature of the information compromised, we may also have obligations to notify users, law enforcement, or payment companies about the incident and may need to provide some form of remedy, such as refunds, for the individuals affected by the incident. Privacy laws, rules, and regulations are constantly evolving in the United States and abroad and may be inconsistent from one jurisdiction to another. For example, in December 2020, the State of California enacted the California Privacy Rights Act, or CPRA, which became effective on January 1, 2023, and substantially amends and expands the current California Consumer Privacy Act bringing the California regulations more in line with the European Union’s General Data Protection Regulation, or GDPR. Further, as we expand internationally, we are subject to additional privacy rules, such as GDPR, many of which are significantly more stringent than those in the United States. Complying with these evolving obligations is costly, and any failure to comply could give rise to unwanted media attention and other negative publicity, damage our customer and consumer relationships and reputation, and result in lost sales, fines, or lawsuits, and may harm our business.

The integration and use of AI in our business presents risks and challenges that could adversely affect our business, reputation, and results of operations.

We have in the past and may in the future incorporate AI solutions into our business operations. For example, we have adopted, and may in the future adopt, AI solutions to enhance or automate internal processes that are time or labor intensive. We also use products and services from third parties that use integrated AI technology. AI is an emerging technology, and we cannot be sure that our use of AI will increase efficiency or provide any other benefits. The use of AI tools and technology presents many challenges and risks to our business, including the risk of bias, miscalculations, data errors and other unintended consequences. Unintended or improper use of AI may lead to regulatory issues, reputational or financial harm, and operational disruptions. The use of AI may also increase the risks to us of data breaches, malware, ransomware, data loss and theft, or the improper handling of sensitive information, which could result in adverse financial and regulatory consequences. The rapid development and adoption of AI and AI-adjacent technology, and of AI’s competitive use cases, may make it more difficult for us to compete in our industry. Our competitors may have greater success implementing and using AI technology than us, which could harm our ability to compete effectively and could adversely affect our results of operations. Further, we may become reliant on AI technology and tools in the future. The legal, regulatory and compliance environment surrounding the design and use of AI technology is evolving and complex. Our obligation to comply with the evolving regulatory landscape could entail significant costs and negatively affect our business. In addition, there has been a significant increase in AI-related litigation and government regulatory actions targeting the design, deployment and other uses of AI, and claiming liability under numerous areas of the law, such as consumer protection, product liability, privacy, intellectual property, securities and defamation. The occurrence of any of these risks could have an adverse effect on our business, reputation and results of operations.

Risks Related to Our Financial Condition, Accounting and Tax Matters

We depend on cash generated from our operations to support our growth, and we may need to raise additional capital, which may not be available on terms acceptable to us or at all.

We primarily rely on cash flow generated from our sales to fund our current operations and our growth initiatives. As we expand our business, we will need significant cash from operations to purchase inventory, increase our product development, expand our manufacturer and supplier relationships, pay personnel, expand internationally, and further invest in our sales and marketing efforts. If our business does not generate sufficient cash flow from operations to fund these activities and sufficient funds are not otherwise available from our current or future credit facility, we may need additional equity or debt financing. Global economic factors affecting the financial and credit markets, such as diminished liquidity and credit availability, sustained high interest rates and inflation, declines in consumer confidence, declines in economic growth, and uncertainty about stability could impact our ability to obtain financing. If such financing is not available to us on satisfactory terms, our ability to operate and expand our business or to respond to competitive pressures could be harmed. Moreover, if we raise additional capital by issuing equity securities or securities convertible into equity securities, the ownership of our existing stockholders may be diluted. The holders of new securities may also have rights, preferences or privileges which are senior to those of existing holders of common stock. In addition, any indebtedness we incur may subject us to covenants that restrict our operations and will require interest and principal payments that could create additional cash demands and financial risk for us.

Our indebtedness may limit our ability to invest in the ongoing needs of our business and if we are unable to comply with the covenants in our current Credit Facility, our liquidity and results of operations could be harmed.

As of December 28, 2024, we had $78.0 million principal amount of indebtedness outstanding under the Credit Facility (as defined in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations- Business Overview” of this Report). The Credit Facility is jointly and severally guaranteed by certain of our wholly-owned subsidiaries and any of our future subsidiaries that become guarantors, together, which we refer to as the Guarantors, and is also secured by a first-priority lien on substantially all of our assets and the assets of the Guarantors, in each case subject to certain customary exceptions. We may, from time to time, incur additional indebtedness under the Credit Facility.

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

The Organization for Economic Co-Operation and Development (“OECD”) enacted model rules for a new global minimum tax framework, also known as Pillar Two, and certain governments globally have enacted, or are in the process of enacting, legislation to address Pillar Two. We are continuing to evaluate the impact of these tax developments as new guidance and regulations are published. A significant change in U.S. tax law, or that of other countries where we operate or have a presence, may materially and adversely impact our income tax liability, provision for income taxes and effective tax rate. We regularly assess all of these matters to determine the adequacy of our income tax provision, which is subject to significant judgment.

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

In February 2024, our Board of Directors authorized the Company to repurchase up to $300.0 million of outstanding shares of our common stock through various methods, including, but not limited to, open market, privately negotiated, or accelerated share repurchase transactions (the “Share Repurchase Program”). As of December 28, 2024, $100 million remained available for the Company to repurchase under the Share Repurchase Program. During the first quarter of 2025, the Board of Directors increased the Share Repurchase Program authorization by $350.0 million, such that as of February 24, 2025, $450.0 million remained available under the Share Repurchase Program. The Share Repurchase Program may be suspended or discontinued at any time. We are not obligated to repurchase a specified number or dollar of shares, and the timing, manner, price, and actual amount of share repurchases will depend on a variety of factors, including stock price, market conditions, other capital allocation needs and opportunities, and corporate and regulatory considerations. The timing of repurchases pursuant to our Share Repurchase Program could affect our stock price and increase its volatility. We cannot guarantee that we will repurchase shares, and there can be no assurance that any share repurchases will enhance stockholder value because the stock price of our common stock may decline below the levels at which we effected repurchases.

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
We have, and may in the future, acquire or invest in businesses, products, intellectual property, or technologies that we believe could complement or expand our business, enhance our capabilities, or otherwise offer growth opportunities. The pursuit of potential acquisitions may divert the attention of management and cause us to incur various costs and expenses in identifying, investigating, and pursuing suitable acquisitions, whether or not they are completed.

We may not be able to successfully integrate acquired personnel, operations, intellectual property, and technologies, or effectively manage the combined business following the acquisition. We also may not achieve the anticipated benefits from such acquisitions due to a number of factors, including: (a) an inability to integrate or benefit from acquisitions in a profitable manner; (b) unanticipated costs or liabilities associated with the acquisition; (c) the incurrence of acquisition-related costs; (d) the diversion of management’s attention from other business concerns; (e) the loss of our or the acquired business’ key employees; or (f) the issuance of dilutive equity securities, the incurrence of debt, or the use of cash to fund such acquisitions.
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
We may be the target of stockholder activism, an unsolicited takeover proposal, a proxy contest, or short sellers, which could negatively impact our business.

In recent years, there has been an increase in various forms of stockholder activism, including through direct engagement and letter-writing campaigns, shareholder proposals, proxy contests, and unsolicited takeovers. Such actions or proposals can result in substantial costs, such as legal fees and expenses, and divert management’s and our Board of Director’s attention and resources from our businesses and strategic plans. Stockholder activists may also seek to involve themselves in the governance, strategic direction and operations of our business in ways that do not align with our business strategies, which could create perceived uncertainties or concerns as to our future operating environment, legislative environment, strategy, direction, or leadership. Any such uncertainties or concerns could result in the loss of potential business opportunities, harm our business and financial relationships, and harm our ability to attract or retain investors, customers and employees. Actions of activist stockholders may also cause significant fluctuations in our stock price based on temporary or speculative market perceptions or other factors that do not necessarily reflect the underlying fundamentals and prospects of our business. We may also be the target of short sellers who engage in negative publicity campaigns that may use selective information that may be presented out of context or that may misrepresent facts and circumstances. Any of the foregoing could adversely affect our business and operating results.

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
Our Chief Information Officer (“CIO”), Director, Cyber Security (who reports to the CIO) and our Director, Technology Compliance (who ultimately reports to the Chief Legal Officer) have primary responsibility for the implementation of our cybersecurity program and the management of our responses to information technology and security risks, including risks related to cybersecurity threats. Our cybersecurity program has been developed based on industry standards, including those published by the International Organization for Standardization and the National Institute of Standards Technology.
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
•Education and Awareness: We have a cybersecurity and information security training and compliance program in place to support our employees and directors. As part of this program YETI employees are subject to reoccurring phishing exercises. The results of these exercises are used to inform the subject matter and frequency of additional training modules that employees are required to complete. In addition, employees annually receive either reminders or training on data privacy and information security, including cybersecurity. YETI also maintains a number of policies that apply to employees and contractors, including a Global Internal Data Protection and Privacy Policy, an Acceptable Use Policy, and a Password Policy.

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
Governance
As part of its oversight function, the Board plays an active role, both as a whole and at the committee level, in overseeing management of YETI’s cybersecurity risks. The Audit Committee has primary oversight responsibility for our overall enterprise risk assessment and risk management policies and systems, which includes risks related to our information technology and security systems, processes, and procedures, including risks related to cybersecurity threats. The Audit Committee receives quarterly presentations regarding our enterprise risk management program, including reports from our CIO and Director, Cyber Security, on information security matters (such as cybersecurity risk and developments), as well as the steps management takes to monitor and control such exposures. These presentations address, among other things, the results of the most recent assessment or testing of our security information systems and our cybersecurity measures; the current threat environment; and cybersecurity trends and best practices. As applicable, these quarterly presentations also include reports of cybersecurity incidents affecting our information systems along with updates on the status of prior cybersecurity incidents and applicable remediation efforts. Such quarterly presentations given to the Audit Committee are summarized and shared with the Board at its next meeting by the Audit Committee Chair. Outside of such quarterly presentations, senior leadership would be expected to update the Audit Committee and the Board in real time of incidents deemed material and requiring disclosure in a Securities and Exchange Commission filing or of other “critical” or “high” severity incidents (the highest severity tiers under our incident response plan) that in senior leadership’s discretion require more immediate Audit Committee attention. In addition, the internal audit team provides quarterly cybersecurity updates to either the Audit Committee or the full Board regarding our risk analyses, assessments, risk mitigation strategies, and activities.
As described above, management is responsible for our day-to-day risk management activities and identifies and manages areas of material risk, which includes information technology and security. Our CIO, who reports to our Chief Financial Officer, oversees our Information Technology and Cybersecurity teams, including the Director, Cyber Security. Our Chief Legal Officer oversees our Compliance team, which includes our Director, Technology Compliance. We believe that such cross-departmental involvement promotes a collaborative approach to protecting the Company’s information systems from cybersecurity threats, detecting cybersecurity incidents and responding to cybersecurity incidents in accordance with our incident response plan. Through the practices and policies described above, including our incident response plan, our CIO, Director, Cyber Security and Director, Technology Compliance are informed about cybersecurity threats and incidents affecting our information systems and lead the prevention, detection, mitigation, and remediation of cybersecurity threats and incidents in real time. Incidents deemed “critical” or “high” are immediately escalated to the Chief Financial Officer, Chief Legal Officer, other senior leadership, and the Audit Committee.
Our CIO has served in various executive leadership roles for over 10 years and has over 30 years of experience in technology. Prior to joining YETI, he was the Senior Vice President of Consumer Technologies at a large publicly traded cosmetics company. The CIO holds a Masters of Business Administration. Our Director, Cyber Security has served in various roles in information technology and information security for over 25 years. Prior to joining YETI, he was a principal information security engineer for a global information technology consulting company. Our Director, Cyber Security holds an undergraduate degree in information technology, a master’s degree in information systems and technology management and has attained the professional certifications of Certified Information Systems Security Professional and Certified Information Systems Auditor. Our Director, Technology Compliance has served in various roles in information technology for 12 years, including as a compliance manager for a large software company and information technology consultant for a major consulting firm. Our Director, Technology Compliance holds an undergraduate degree in accounting and a master’s degree in management information systems and has attained the professional certifications of Certified Information Systems Auditor. Our Chief Legal Officer has over 14 years of experience managing risks, including risks arising from cybersecurity threats, in an officer capacity. Our Chief Financial Officer has 20 years of experience managing risks at large companies.

Item 2. Properties
Our corporate headquarters are located in a 169,000 square foot leased facility in Austin, Texas. We previously subleased a portion of our corporate headquarters; however, the sublease ended in December 2024. As of December 28, 2024, we also leased office and building space in Montana, Australia, Canada, China, Germany, and the Netherlands, and additional building space in Austin, Texas. Our primary distribution centers are leased and managed by third-party logistics providers and, as of December 28, 2024, were located in Salt Lake City, Utah, Memphis, Tennessee, Sumner, Washington, Australia, Canada, the United Kingdom, New Zealand, Vietnam, and the Netherlands. In addition, as of December 28, 2024, we leased and operated 24 retail stores across the United States.

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

Holders of Record

As of February 18, 2025, there were approximately 56 shareholders of record of our common stock. This does not include the significant number of beneficial owners whose stock is in nominee or “street name” accounts through brokers, banks or other nominees.

Dividend Policy

We have not declared or paid any cash dividends on our common stock. We intend to retain any future earnings and do not expect to pay any dividends in the foreseeable future.

Stock Performance Graph

The following graph shows a comparison of the cumulative total return for our common stock with that of the Standard & Poor’s 500 Stock Index (“S&P 500 Index”) and Standard & Poor’s 500 Apparel, Accessories & Luxury Goods Index. The graph assumes that $100 was invested on December 28, 2019 in our common stock, the S&P 500 Index, and Standard & Poor’s 500 Apparel, Accessories & Luxury Goods Index and assumes reinvestment of any dividends, if any. Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

Comparison of 5-Year Cumulative Total Return Since December 28, 2019
Assumes Initial Investment of $100

	12/28/2019	1/2/2021	1/1/2022	12/31/2022	12/30/2023	12/28/2024
YETI Holdings, Inc.	$100.00	$195.74	$236.79	$118.10	$148.03	$112.49
S&P 500 Index	100.00	118.08	151.98	124.46	157.17	199.46
S&P 500 Apparel, Accessories & Luxury Goods Index	100.00	89.78	95.23	53.83	53.70	50.56

The performance graph shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that section and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act or the Exchange Act.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Programs	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)(2)
September 29 - November 2, 2024	—	$—	—	$—
November 3 - November 30, 2024(3)	1,933,301	41.38	1,933,301	100,000,000
December 1 - December 28, 2024	—	—	—	—
	1,933,301		1,933,301
_________________________________________
(1)Average price paid per share excludes excise tax due under the Inflation Reduction Act of 2022.
(2)In February 2024, YETI’s Board of Directors approved a $300.0 million share repurchase program (the “Share Repurchase Program”), excluding fees, commissions, and excise tax due under the Inflation Reduction Act of 2022. As of December 28, 2024, $100.0 million remained available under the Share Repurchase Program. During the first quarter of 2025, YETI’s Board of Directors increased the Share Repurchase Program authorization by $350.0 million, excluding fees, commissions, and excise tax due under the Inflation Reduction Act of 2022. As of February 24, 2025, $450.0 million remained available under the Share Repurchase Program. See Note 11-Stockholders’ Equity of the Consolidated Financial Statements for additional information about the Share Repurchase Program.
(3)On November 12, 2024, we entered into an accelerated share repurchase agreement (the “November ASR Agreement”) with Goldman Sachs & Co. LLC to repurchase $100.0 million of YETI’s common stock, and received an initial delivery of 1,933,301 shares of YETI’s common stock. In January 2025, the ASR Agreement was completed and we received an additional 551,955 shares of YETI’s common stock. See Note 11-Stockholders’ Equity of the Consolidated Financial Statements for additional information about the ASR Agreement.

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis contains forward-looking statements within the meaning of the federal securities laws, and should be read in conjunction with the disclosures we make concerning risks and other factors that may affect our business and operating results, including those set forth in Part I, Item 1A, “Risk Factors” of this Report. The information contained in this section should also be read in conjunction with our consolidated financial statements and related notes and the information contained elsewhere in this Report. See also “Forward-Looking Statements” immediately prior to Part I, Item 1, “Business” in this Report. A discussion of our results of operations for the year ended December 30, 2023 compared to the year ended December 31, 2022 is included in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Form 10-K for the year ended December 30, 2023, which was filed with the SEC on February 26, 2024.
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
We distribute our products through a balanced omni-channel platform, consisting of our wholesale and direct-to-consumer (“DTC”) channels. In our wholesale channel, we sell our products through select national and regional accounts and an assemblage of independent retail partners throughout the United States, Canada, Australia, New Zealand, Europe, and Japan, among others. We carefully evaluate and select retail partners that have an image and approach that are consistent with our premium brand and pricing. Our domestic national and regional specialty retailers include Dick’s Sporting Goods, REI, Academy Sports + Outdoors, Bass Pro Shops, Ace Hardware, Scheels, and Tractor Supply Company. We sell our products in our DTC channel to customers through our websites and YETI Authorized on the Amazon Marketplace, as well as in our retail stores. Additionally, we offer customized products with licensed marks and original artwork primarily through our DTC channel, including our corporate sales channel, on our websites, and at select retail stores. Our corporate sales program offers customized products to corporate customers for a wide-range of events and activities, and in certain instances may also offer products to re-sell.

Product Introductions and Updates

During the first quarter of 2024, we expanded our Drinkware offerings with the launch of the new Yonder Bottle with Straw Cap in two sizes, and expanded the Rambler Stackable cup family with the addition of three new sizes. In our Coolers and Equipment category, we expanded our bag offerings with two new sizes of the SideKick Dry. We also introduced new seasonal colorways.

During the second quarter of 2024, we continued the expansion of our Drinkware offerings with the launch of our new Rambler French Press in two sizes, the limited release of our Flask and Shot Glasses. In our Coolers and Equipment category, we expanded our hard cooler offerings with two new sizes within our Roadie cooler family. We also introduced new seasonal colorways.

During the third quarter of 2024, we expanded our Drinkware category with the launch of our new Cast Iron Skillet in three sizes, our new Rambler Pitcher in two sizes, as well as the full release of our Flask and Shot Glasses. We also introduced new seasonal colorways.

During the fourth quarter of 2024, we continued the expansion of our Drinkware category with the launch of our new Rambler Pour Over and Food Storage containers in three sizes, and introduced new seasonal colorways. In our Coolers and Equipment category, we launched the LoadOut Swivel Seat and a limited release of the first Mystery Ranch-inspired Bozeman pack.

Acquisitions

During the first quarter of 2024, we completed the acquisitions of Mystery Ranch, a designer and manufacturer of durable load-bearing backpacks, bags, and pack accessories, and Butter Pat Industries, LLC (“Butter Pat”), a designer and manufacturer of cast iron cookware. During 2024, we integrated Butter Pat, expanding the cookware offerings in our Drinkware category. We also integrated Mystery Ranch operations and products into our business, expanding the bags offerings in our Coolers & Equipment category.

During the fourth quarter of 2024, we acquired powered cooling technology patents to develop a unique powered cooler platform. See Note 2- Acquisitions of the Notes to Consolidated Financial Statements included herein for additional information about these acquisitions.

Product Recall Update

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

In addition, our sales from the first to the third quarter of 2023 were materially adversely impacted by the stop sales of the affected products. In the fourth quarter of 2023, we introduced our redesigned and improved versions of the affected products.

During 2024, we experienced higher than anticipated consumer recall participation rates. Based on such experience and trends, we reevaluated our prior assumptions and adjusted our estimated product recall reserve. As a result, we increased the estimated recall expense reserve by $9.9 million during 2024. As a result of the net unfavorable recall reserve adjustment for the year ended December 28, 2024, we recorded a reduction to net sales of $8.8 million related to higher estimated future customer recall participation rates; recorded a benefit in cost of goods sold of $0.7 million related to lower recall-related costs; and recorded an unfavorable adjustment in SG&A expenses related to higher estimated other recall-related costs of $1.8 million.

As of December 28, 2024 and December 30, 2023, our reserve for estimated recall expenses was $12.1 million and $13.1 million, respectively.
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

Our operations and financial results are impacted by global economic conditions such as geopolitical conflicts, tariffs, and foreign currency exchange rate fluctuations. For example, the ongoing disruptions of container shipping traffic through the Red Sea and surrounding waterways have continued to negatively affect transit times and freight costs for goods manufactured in Asia and destined to Europe, and to a smaller extent the Americas. In addition, there is significant uncertainty regarding the actions that the Trump Administration will take with respect to tariffs and trade agreements. Additional tariffs or altered trade agreements could impact our cost of sales. We also expect for our 2025 financial results to be adversely impacted by foreign currency headwinds as a result of the strengthening of the U.S. dollar. Although such conditions have not materially impacted our business to date, the continuation or worsening of these conditions may materially impact our operations and financial results in 2025.

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

Gross profit. Gross profit reflects net sales less cost of goods sold, which primarily includes the purchase cost of our products from our third-party contract manufacturers, inbound freight and duties, product receiving testing and inspection costs, depreciation expense of our molds, tooling, and equipment, and the cost of customizing products. We calculate gross margin as gross profit divided by net sales. Our DTC channel generally generates higher gross margin than our wholesale channel due to differentiated pricing between these channels.

Selling, general, and administrative expenses. Selling, general, and administrative (“SG&A”) expenses consist primarily of marketing costs, employee compensation and benefits costs, including non-cash stock-based compensation, distribution and fulfillment costs, depreciation and amortization expense, and general corporate infrastructure expenses. Our distribution and fulfillment costs include costs of our third-party warehousing and logistics operations, outbound freight costs, costs of operating on third-party DTC marketplaces, and credit card processing fees. Certain distribution and fulfillment costs will vary as they are dependent on our sales volume and our channel mix. Our DTC channel variable SG&A costs are generally higher as a percentage of net sales than our wholesale channel distribution costs.

Fiscal Year. We have a 52- or 53-week fiscal year that ends on the Saturday closest in proximity to December 31, such that each quarterly period will be 13 weeks in length, except during a 53-week year when the fourth quarter will be 14 weeks. Our fiscal years 2024, 2023 and 2022 ended on December 28, 2024, December 30, 2023 and December 31, 2022, respectively, and were 52 weeks each. Unless otherwise stated, references to particular years, quarters, months and periods refer to our fiscal years ended in December and the associated quarters, months, and periods of those fiscal years.

Results of Operations
The discussion below should be read in conjunction with the following table and our consolidated financial statements and related notes contained elsewhere in this Report. The following table sets forth selected statement of operations data, and their corresponding percentage of net sales, for the periods indicated (dollars in thousands):

	Fiscal Year Ended
	December 28, 2024		December 30, 2023
Statement of Operations
Net sales	$1,829,873	100%	$1,658,713	100%
Cost of goods sold	766,589	42%	715,527	43%
Gross profit	1,063,284	58%	943,186	57%
Selling, general, and administrative expenses	817,908	45%	717,728	43%
Operating income	245,376	13%	225,458	14%
Interest income (expense)	660	—%	(942)	—%
Other (expense) income, net	(13,188)	1%	1,430	—%
Income before income taxes	232,848	13%	225,946	14%
Income tax expense	(57,159)	3%	(56,061)	3%
Net income	$175,689	10%	$169,885	10%

Year Ended December 28, 2024 Compared to Year Ended December 30, 2023

	Fiscal Year Ended
	December 28, 2024	December 30, 2023	Change
(dollars in thousands)			$	%
Net sales	$1,829,873	$1,658,713	$171,160	10%
Gross profit	1,063,284	943,186	120,098	13%
Gross margin (gross profit as a % of net sales)	58.1%	56.9%	120 basis points
Selling, general, and administrative expenses	$817,908	$717,728	$100,180	14%
SG&A as a % of net sales	44.7%	43.3%	140 basis points
Net Sales

Net sales increased $171.2 million, or 10%, to $1,829.9 million in 2024 from $1,658.7 million in 2023. Net sales included an unfavorable impact of $8.8 million in 2024 and $21.7 million in 2023 primarily related to recall reserve adjustments, as discussed above. Excluding these recall-related impacts, sales increased 9% primarily due to volume growth in both our DTC and Wholesale channels.

Net sales for 2023 were materially adversely impacted by the stop sale of the soft coolers included in the recalls initiated during the first quarter of 2023. In addition, net sales for 2024 and 2023 include $8.8 million and $25.3 million, respectively, of sales related to gift card redemptions in connection with recall remedies.

Net sales in our channels were as follows:

•DTC channel net sales increased $89.9 million, or 9%, to $1,087.6 million in 2024 from $997.7 million in 2023, primarily driven by growth in both Coolers & Equipment and Drinkware categories. DTC channel net sales included an unfavorable impact of $8.3 million in 2024 and $7.3 million in 2023 primarily related to recall reserve adjustments. Our DTC channel represented 59% and 60% of total net sales in 2024 and 2023, respectively.
•Net sales in our wholesale channel increased $81.3 million, or 12%, to $742.3 million in 2024 from $661.0 million in 2023. Wholesale channel net sales included an unfavorable impact of $0.6 million in 2024 and $14.4 million in 2023 related to recall reserve adjustments. The increase in our wholesale channel sales was primarily driven by both Coolers & Equipment and Drinkware categories, as well as a net favorable impact of $13.8 million related to the recall reserves. Our wholesale channel represented 41% and 40% of total net sales in 2024 and 2023, respectively.

Net sales in our two primary product categories were as follows:
•Drinkware net sales increased $71.2 million, or 7%, to $1,094.2 million in 2024 from $1,023.0 million in 2023, primarily driven by demand for the continued expansion and innovation of our Drinkware product offerings and new seasonal colorways.
•Coolers & Equipment net sales increased $101.1 million, or 17%, to $698.6 million in 2024 from $597.5 million in 2023. Coolers & Equipment net sales included an unfavorable impact of $8.8 million in 2024 and $21.7 million in 2023 primarily related to recall reserve adjustments. The increase in Coolers & Equipment net sales was primarily driven by strong performance in bags, soft coolers, and hard coolers.

Net sales in the U.S. increased $91.5 million, or 7%, to $1,490.5 million for 2024. Net sales in international locations increased $79.6 million, or 31%, to $339.4 million for 2024. For 2024 and 2023, net sales in the U.S. included an unfavorable impact of $8.8 million and $20.8 million, respectively, related to the recall reserve adjustments. For 2023, net sales in international locations included an unfavorable adjustment of $0.9 million related to a recall reserve adjustment. Net sales in international locations represented 19% and 16% of total net sales in 2024 and 2023, respectively.

Gross Profit

Gross profit increased $120.1 million, or 13%, to $1,063.3 million in 2024 from $943.2 million in 2023. Gross margin increased 120 basis points to 58.1% in 2024 from 56.9% in 2023. Gross profit included an unfavorable impact of $8.1 million in 2024 and $13.3 million in 2023 primarily related to recall reserve adjustments, as discussed above. The increase in gross margin was primarily driven by:

•lower inbound freight rates, which favorably impacted gross margin by 220 basis points; and
•lower product costs, which favorably impacted gross margin by 110 basis points;

These were partially offset by:
•higher customization costs, which unfavorably impacted gross margin by 40 basis points;
•strategic price decreases on certain hard cooler products implemented during the first quarter of 2024, which unfavorably impacted gross margin by 30 basis points;
•the amortization of inventory fair value step-up in connection with the Mystery Ranch acquisition, which unfavorably impacted gross margin by 30 basis points;
•the net impact of the recall reserves adjustments, which unfavorably impacted gross margin by 20 basis points; and
•other impacts, which unfavorably impacted gross margin by 90 basis points.

Selling, General, and Administrative Expenses

SG&A expenses increased by $100.2 million, or 14%, to $817.9 million in 2024 from $717.7 million in 2023. As a percentage of net sales, SG&A expenses increased 140 basis points to 44.7% in 2024 from 43.3% in 2023. SG&A expenses included an unfavorable impact of $1.8 million in 2024 and a favorable impact of $11.4 million in 2023 primarily related to recall reserve adjustments, as discussed above. The increase in SG&A expenses resulted from:
•an increase in employee compensation and benefits of $39.9 million (increasing SG&A as a percent of sales by 130 basis points) mainly due to investments in headcount to support future growth and non-cash stock-based compensation expense;
•an increase in general and administrative expenses of $20.4 million (increasing SG&A as a percent of sales by 50 basis points) mainly due to higher technology expenses, asset impairments, occupancy costs, and professional fees;
•an increase in marketing and advertising expenses of $14.6 million (increasing SG&A as a percent of sales by 10 basis points);
•the net impact of the recall reserves adjustments, which unfavorably impacted SG&A expenses by $13.2 million (increasing SG&A as a percent of sales by 80 basis points); and
•an increase in distribution and fulfillment expenses of $12.8 million (decreasing SG&A as a percent of sales by 110 basis points) primarily due to higher online marketplace fees and third-party logistics fees associated with higher net sales, partially offset by lower outbound freight.

The increase in SG&A expenses were partially offset by lower depreciation and amortization expense of $0.7 million (decreasing SG&A as a percent of sales by 20 basis points).

Non-Operating Expenses

Interest income, net was $0.7 million in 2024. Interest expense, net was $0.9 million in 2023. The change versus the prior year period was primarily due to an increase in interest income.

Other expense, net was $13.2 million in 2024. Other income, net was $1.4 million in 2023. The change versus the prior year period was primarily due to unrealized foreign currency losses on intercompany balances in the current period versus unrealized foreign currency gains on intercompany balances in the prior year.
Income tax expense was $57.2 million in 2024, compared to $56.1 million in 2023. Our effective tax rate was 25% for both 2024 and 2023. The increase in income tax expense was primarily due to higher income before income taxes.

Liquidity and Capital Resources

General

Our cash requirements have principally been for working capital purposes, long-term debt repayments, and capital expenditures. We fund our working capital and our capital investments from cash flows from operating activities, cash on hand, and borrowings available under our Revolving Credit Facility. Pursuant to our Share Repurchase Program described below, we use cash to repurchase shares of our common stock. We believe that our current operating performance, operating plan, our strong cash position, and borrowings available under our Revolving Credit Facility will be sufficient to satisfy our liquidity needs and capital expenditure requirements for at least the next twelve months and the foreseeable future.

Current Liquidity
As of December 28, 2024, we had a cash balance of $358.8 million, $88.5 million of working capital (excluding cash), and $300.0 million of borrowings available under the Revolving Credit Facility.
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
On February 26, 2024, we further amended the Credit Facility, leaving the material terms of the Credit Facility substantially unchanged, with the exception of a definitional update and a change to permit a Hedging Agreement (as defined in the Credit Facility) entered into in connection with an accelerated share purchase program under the Credit Facility.
At December 28, 2024, we had $78.0 million principal amount of indebtedness outstanding under the Term Loan A and no outstanding borrowings under the Revolving Credit Facility. The weighted average interest rate for borrowings under Term Loan A was 7.09% during the year ended December 28, 2024.
The Credit Facility requires us to comply with certain covenants, including financial covenants regarding our total net leverage ratio and interest coverage ratio. Fluctuations in these ratios may increase our interest expense. Failure to comply with these covenants and certain other provisions of the Credit Facility, or the occurrence of a change of control, could result in an event of default and an acceleration of our obligations under the Credit Facility or other indebtedness that we may incur in the future. At December 28, 2024, we were in compliance with all covenants and expect to remain in compliance with all covenants under the Credit Facility.

Share Repurchase Program

On February 1, 2024, our Board of Directors authorized the repurchase of up to $300.0 million (exclusive of fees and commissions) of YETI’s common stock (the “Share Repurchase Program”), excluding fees, commissions, and excise tax due under the Inflation Reduction Act of 2022. The common stock may be repurchased from time to time at prevailing prices in the open market, through various methods, including, but not limited to, open market, privately negotiated, or accelerated share repurchase transactions. Repurchases under the share repurchase program may also be made pursuant to a plan adopted under Rule 10b5-1 promulgated under the Exchange Act. The timing, manner, price, and actual amount of share repurchases will be determined by management based on various factors, including, but not limited to, stock price, economic and market conditions, other capital allocation needs and opportunities, and corporate and regulatory considerations. YETI has no obligation to repurchase any amount of our common stock, and such repurchases may be suspended or discontinued at any time. As of December 28, 2024, $100.0 million remained available under the Share Repurchase Program.

As part of the Share Repurchase Program, on February 27, 2024, we entered into an accelerated share repurchase agreement (the “February ASR Agreement”) with Goldman Sachs & Co. LLC (“Goldman Sachs”) to repurchase $100.0 million of YETI’s common stock. Pursuant to the February ASR Agreement, we made a payment of $100.0 million to Goldman Sachs and received an initial delivery of 1,998,501 shares of our common stock. We received a final delivery of an additional 642,674 shares on April 25, 2024. The February ASR Agreement resulted in the total repurchase of 2,641,175 shares.

In addition, as part of the Share Repurchase Program, on November 12, 2024, we entered into a second accelerated share repurchase agreement (the “November ASR Agreement”) with Goldman Sachs to repurchase an additional $100.0 million of YETI’s common stock. Pursuant to the November ASR Agreement, we made a payment of $100.0 million to Goldman Sachs and received an initial delivery of 1,933,301 shares of YETI’s common stock. We received a final delivery of an additional 551,955 shares on January 6, 2025. The November ASR resulted in the total repurchase of 2,485,256 shares.

During the first quarter of 2025, our Board of Directors approved a $350.0 million increase to the Share Repurchase Program authorization, excluding fees, commissions, and excise tax due under the Inflation Reduction Act of 2022. As of February 24, 2025, $450.0 million remained available under the Share Repurchase Program.

See Note 11-Stockholders’ Equity of the Consolidated Financial Statements for additional information about the Share Repurchase Program.

Material Cash Requirements

For 2025, we expect capital expenditures for property and equipment to be between $60.0 million and $70.0 million, primarily to support investments in technology, new product innovation, and our supply chain.

The following table summarizes current and long-term material cash requirements for contractual and other obligations as of December 28, 2024 (in thousands):

	Material Cash Requirements
	Total	2025	2026	2027	2028	2029	Thereafter
Long-term debt principal payment	$78,047	$4,219	$4,219	$4,219	$65,390	$—	$—
Interest	15,597	4,797	4,532	4,267	2,001	—	—
Operating lease obligations	110,490	24,034	20,582	15,767	11,718	8,940	29,449
Finance leases	3,536	2,315	973	142	106	—	—
Other non-cancellable agreements (1)	166,765	64,707	53,305	21,046	14,957	11,498	1,252
Total	$374,435	$100,072	$83,611	$45,441	$94,172	$20,438	$30,701
_________________________________________
(1)We have entered into commitments for service and maintenance agreements related to our management information systems, distribution contracts, advertising, sponsorships, and licensing agreements.
The table of our material cash requirements above excludes unrecognized tax benefits as we are unable to reasonably predict the timing of settlement of liabilities, if any, related to unrecognized tax benefits. As of December 28, 2024, we had unrecognized tax benefits of $21.2 million.
As of December 28, 2024, our reserve for estimated recall expenses, including the expected cost of returns, was $12.1 million. The ultimate costs from the approved voluntary recalls could differ materially from this estimate, and as such, changes in the estimate may have a material impact on our financial condition, results of operations, and cash flows.

Cash Flows from Operating, Investing and Financing Activities
The following table summarizes our cash flows from operating, investing and financing activities for the periods indicated (in thousands):

	Fiscal Year Ended
	December 28, 2024	December 30, 2023
Cash flows provided by (used in):
Operating activities	$261,386	$285,942
Investing activities	(131,448)	(72,824)
Financing activities	(209,217)	(13,596)

Operating Activities
Cash flows related to operating activities are dependent on net income, non-cash adjustments to net income, and changes in working capital. The decrease in cash provided by operating activities in 2024 compared to 2023 was primarily due to an increase in cash used by working capital driven by lower accounts payable and accrued expenses balances and higher account receivable balances in 2024. The increase in cash provided by operating activities was partially offset by an increase in net income and the impact of non-cash items.

Investing Activities

The increase in cash used in investing activities in 2024 compared to 2023 was primarily related to the acquisition of Mystery Ranch and higher purchases of intangible assets, including the acquisition of powered cooling technology patents to develop a unique powered cooler platform. These increases were partially offset by decreased purchases of property and equipment.

Financing Activities

The increase in cash used in financing activities in 2024 compared to 2023 was primarily due to repurchases of common stock.

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
Revenue Recognition
Revenue transactions associated with the sale of YETI coolers, equipment, drinkware, apparel and accessories comprise a single performance obligation, which consists of the sale of products to customers either through our wholesale or DTC channels. Revenue is recognized when performance obligations are satisfied through the transfer of control of promised goods to the customers, based on the terms of sale. The transfer of control typically occurs at a point in time based on consideration of when the customer has an obligation to pay for the goods, and physical possession of, legal title to, and the risks and rewards of ownership of the goods has been transferred, and the customer has accepted the goods. Revenue from wholesale transactions is generally recognized at the time products are shipped based on contractual terms with the customer. Revenue from our DTC channel is generally recognized at the point of sale in our retail stores and at the time products are shipped for e-commerce transactions and corporate sales based on contractual terms with the customer.

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
Our terms of sale provide limited return rights. We may accept, and have at times accepted, returns outside our terms of sale at our sole discretion. We may also, at our sole discretion, provide our retail partners with sales discounts and allowances. We record estimated sales returns, discounts, and miscellaneous customer claims as reductions to net sales at the time revenues are recorded. We base our estimates upon historical experience and trends, and upon approval of specific returns or discounts. Actual returns and discounts in any future period are inherently uncertain and thus may differ from our estimates. If actual or expected future returns and discounts were significantly greater or lower than the reserves we had established, we would record a reduction or increase to net sales in the period in which we made such determination. A 10% change in our estimated reserve for sales returns, discounts, and miscellaneous claims for 2024 would have impacted net sales by $1.2 million.
Product Recall Reserves
As described in Note 12 of the Notes to Consolidated Financial Statements, in January 2023, we notified the CPSC of a potential safety concern regarding the magnet-lined closures of our Hopper M30 Soft Cooler, Hopper M20 Soft Backpack Cooler, and SideKick Dry gear case (the “affected products”) and initiated a global stop sale of the affected products. In February 2023, we proposed a voluntary recall of the affected products to the CPSC, and other relevant global regulatory authorities, which we refer to as the “voluntary recalls” herein unless otherwise indicated. In conjunction with the stop sale, we determined that the affected products inventory held by us, our suppliers and our wholesale customers was unsalable, and notified our wholesale customers to return the affected products. In March 2023, we announced separate, voluntary recalls of the affected products in collaboration with the CPSC and subsequently began processing recall claims and returns.

We establish reserves for the estimated costs of a product recall when circumstances giving rise to the recall become known and when such costs are probable and estimable. As a result of the voluntary recalls, we established a reserve for expected future returns and the estimated cost of recall remedies for consumers with affected products. Estimating the cost of recall remedies required significant judgment and is primarily based on (i) expected consumer participation rates; and (ii) the estimated costs of the consumer’s elected remedy in the proposed voluntary recall, including estimated cost of offered product replacements, logistics costs and other recall-related costs. We reevaluate these assumptions each period, and the related reserves may be adjusted when factors indicate that the reserve is either not sufficient to cover or exceeds the estimated product recall expenses. The ultimate impact from the approved voluntary recalls could differ materially from these estimates. The reserve for the estimated product recall expenses of $12.1 million and $13.1 million is included within accrued expenses and other current liabilities on our consolidated balance sheet as of December 28, 2024 and December 30, 2023, respectively.

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
Valuation of Goodwill and Indefinite-Lived Intangible Assets
Goodwill and intangible assets are recorded at cost, or at their estimated fair values at the date of acquisition. We review goodwill and indefinite-lived intangible assets for impairment annually or whenever events or changes in circumstances indicate the carrying amount may be impaired. In conducting our annual impairment test, we first review qualitative factors to determine whether it is more likely than not that the fair value of the asset, or reporting units, is less than its carrying amount. If factors indicate that the fair value is less than its carrying amount, we perform a quantitative assessment, analyzing the expected present value of future cash flows to quantify the amount of impairment, if any. Based on our qualitative assessment performed during the fourth quarter of 2024, we determined that it is not more likely than not that the fair value of each reporting unit is lower than its carrying value; therefore, the quantitative impairment test was not required. We did not record any goodwill or indefinite-lived intangible assets impairment charges during the years ended December 28, 2024, December 30, 2023 and December 31, 2022.

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
In order to maintain liquidity and fund business operations, our long-term Credit Facility bears a variable interest rate based on prime, federal funds, or SOFR plus an applicable margin based on our total net leverage ratio. The nature and amount of our long-term debt can be expected to vary as a result of future business requirements, market conditions, and other factors. We may elect to enter into interest rate swap contracts to reduce the impact associated with interest rate fluctuations, but as of December 28, 2024, we have not entered into any such contracts. Based on the balance outstanding under our Term Loan A at December 28, 2024, we estimate that a 1% increase or decrease in underlying interest rates would increase or decrease annual interest expense by $0.8 million for both the years ended December 28, 2024 and December 30, 2023.

Inflation Risk
Inflationary factors such as increases in the cost of our product and overhead costs may adversely affect our operating results. Although inflationary pressures and global supply chain disruption, such as higher inbound transportation costs, did not have a material negative impact on our gross margin in 2024, sustained cost increases, or other inflationary pressures in the future, may have an adverse effect on our ability to maintain or improve current levels of gross margin and SG&A expenses as a percentage of net sales if the selling prices of our products do not increase with these increased costs, or we cannot identify cost efficiencies.
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

Foreign Currency Risk
We operate in international markets and transact in multiple currencies. During 2024, net sales from our international entities accounted for 19% of our consolidated net sales, and therefore we do not believe exposure to foreign currency fluctuations has had a material impact on our net sales. Our international businesses operate in functional currencies other than the U.S. dollar (primarily the Canadian dollar, Australian dollar, and Euro). As such, we are subject to foreign currency fluctuation risks related our revenue and operating expenses denominated in currencies other than the U.S. dollar. A weakening of currencies relative to the U.S. dollar can have a negative impact to our financial results. Conversely, strengthening of currencies relative to the U.S. dollar can improve financial results.

We have also experienced, and will continue to experience, fluctuations in our net income as a result of gains (losses) on the settlement and the re-measurement of monetary assets and liabilities denominated in currencies that are not the local currency (primarily consisting of our intercompany balances). For these intercompany balances at the end of December 28, 2024, a hypothetical 10% decrease in foreign currency exchange rates would result in an increase in our unrealized net loss of approximately $10.6 million.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of YETI Holdings, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of YETI Holdings, Inc. and its subsidiaries (the “Company”) as of December 28, 2024, and December 30, 2023, and the related consolidated statements of operations, of comprehensive income, of stockholders’ equity and of cash flows for each of the three years in the period ended December 28, 2024, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 28, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 28, 2024 and December 30, 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 28, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 28, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Revenue Recognition - Wholesale and E-Commerce Revenue

As described in Note 1 to the consolidated financial statements, the Company’s revenue is generated from the sale of its products to customers either through wholesale or direct-to-consumer (DTC) channels. Revenue from wholesale transactions is generally recognized at the time products are shipped based on contractual terms with the customer. Revenue from the DTC channel is generally recognized at the point of sale in the Company’s retail stores and at the time products are shipped for e-commerce transactions and corporate sales based on contractual terms with the customer. The Company’s consolidated net sales were $1.8 billion for the fiscal year ended December 28, 2024, a majority of which relates to wholesale and e-commerce revenue. Revenue is recognized net of estimates of variable consideration, including product returns, customer discounts and allowances, sales incentive programs, and miscellaneous claims from customers.

The principal consideration for our determination that performing procedures relating to revenue recognition for wholesale and e-commerce revenue is a critical audit matter is a high degree of auditor effort in performing procedures related to the Company’s revenue recognition.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process. These procedures also included, among others (i) testing certain revenue transactions by a) evaluating the settlement of invoices and credit memos; b) tracing transactions not settled to a detailed listing of accounts receivable; and c) testing the completeness and accuracy of data provided by management; (ii) confirming a sample of outstanding customer invoice balances at year end, and obtaining and inspecting source documents, including invoices, proof of shipment, and subsequent cash receipts, where applicable, for confirmations not received; (iii) for a sample of credit memos issued during the period, testing the accuracy and appropriateness of the transaction by obtaining and inspecting the credit memo and related sales invoice; (iv) developing an independent expectation of customer discounts for certain customers using the contractual rates and comparing it to management’s recorded amounts, including obtaining customer agreements; and (v) testing the timing of revenue recognition for a sample of certain revenue transactions near period end by obtaining and inspecting source documents, such as invoices and proof of shipment.

/s/ PricewaterhouseCoopers LLP
Austin, Texas
February 24, 2025

We have served as the Company’s auditor since 2021.

YETI HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except shares and par value)

	December 28, 2024	December 30, 2023
ASSETS
Current assets
Cash	$358,795	$438,960
Accounts receivable, net	120,190	95,774
Inventory	310,058	337,208
Prepaid expenses and other current assets	37,723	42,463
Total current assets	826,766	914,405
Property and equipment, net	126,270	130,714
Operating lease right-of-use assets	78,279	77,556
Goodwill	72,557	54,293
Intangible assets, net	172,023	117,629
Other assets	10,225	2,595
Total assets	$1,286,120	$1,297,192

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$158,499	$190,392
Accrued expenses and other current liabilities	128,210	130,026
Taxes payable	38,089	33,489
Accrued payroll and related costs	28,610	23,141
Operating lease liabilities	19,621	14,726
Current maturities of long-term debt	6,475	6,579
Total current liabilities	379,504	398,353
Long-term debt, net of current portion	72,821	78,645
Operating lease liabilities, non-current	73,586	76,163
Other liabilities	20,102	20,421
Total liabilities	546,013	573,582

Commitments and contingencies (Note 12)

Stockholders’ Equity
Common stock, par value $0.01; 600,000,000 shares authorized; 89,190,494 and 82,939,467 shares issued and outstanding at December 28, 2024, respectively, and 88,592,761 and 86,916,210 shares issued and outstanding at December 30, 2023, respectively	892	886
Treasury stock, at cost; 6,251,027 shares	(281,587)	(100,025)
Preferred stock, par value $0.01; 30,000,000 shares authorized; no shares issued or outstanding	—	—
Additional paid-in capital	405,921	386,377
Retained earnings	614,125	438,436
Accumulated other comprehensive gain (loss)	756	(2,064)
Total stockholders’ equity	740,107	723,610
Total liabilities and stockholders’ equity	$1,286,120	$1,297,192
See Notes to Consolidated Financial Statements

YETI HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Fiscal Year Ended
	December 28, 2024	December 30, 2023	December 31, 2022
Net sales	$1,829,873	$1,658,713	$1,595,222
Cost of goods sold	766,589	715,527	831,821
Gross profit	1,063,284	943,186	763,401
Selling, general, and administrative expenses	817,908	717,728	637,040
Operating income	245,376	225,458	126,361
Interest income (expense), net	660	(942)	(4,466)
Other (expense) income, net	(13,188)	1,430	(5,718)
Income before income taxes	232,848	225,946	116,177
Income tax expense	(57,159)	(56,061)	(26,484)
Net income	$175,689	$169,885	$89,693

Net income per share
Basic	$2.07	$1.96	$1.04
Diluted	$2.05	$1.94	$1.03

Weighted-average common shares outstanding
Basic	84,935	86,717	86,521
Diluted	85,755	87,403	87,195
See Notes to Consolidated Financial Statements

YETI HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Fiscal Year Ended
	December 28, 2024	December 30, 2023	December 31, 2022
Net income	$175,689	$169,885	$89,693
Other comprehensive (loss) income
Foreign currency translation adjustments	2,820	(1,644)	(773)
Total comprehensive income	$178,509	$168,241	$88,920
See Notes to Consolidated Financial Statements
YETI HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, including shares)

	Common Stock		Additional Paid-In Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance, January 1, 2022	87,727	$877	$337,735	$—	$—	$178,858	$353	$517,823
Stock-based compensation	—	—	17,799	—	—	—	—	17,799
Common stock issued under employee benefit plans	413	4	3,817	—	—	—	—	3,821
Common stock withheld related to net share settlement of stock-based compensation	(32)	—	(1,861)	—	—	—	—	(1,861)
Repurchase of common stock	—	—	—	(1,677)	(100,025)	—	—	(100,025)
Other comprehensive loss	—	—	—	—	—	—	(773)	(773)
Net income	—	—	—	—	—	89,693		89,693
Balance, December 31, 2022	88,108	$881	$357,490	$(1,677)	$(100,025)	$268,551	$(420)	$526,477
Stock-based compensation	—	—	29,800	—	—	—	—	29,800
Common stock issued under employee benefit plans	546	5	1,568	—	—	—	—	1,573
Common stock withheld related to net share settlement of stock-based compensation	(61)	—	(2,481)	—	—	—	—	(2,481)
Other comprehensive loss	—	—	—	—	—	—	(1,644)	(1,644)
Net income	—	—	—	—	—	169,885	—	169,885
Balance, December 30, 2023	88,593	$886	$386,377	$(1,677)	$(100,025)	$438,436	$(2,064)	$723,610
Stock-based compensation	—	—	40,719	—	—	—	—	40,719
Exercise of options	634	6	288	—	—	—	—	294
Shares withheld related to net share settlement of stock-based compensation	(38)	—	(1,463)	—	—	—	—	(1,463)
Dividends	—	—	—	—	—	—	—	—
Repurchase of common stock, including excise tax	—	—	(20,000)	(4,574)	(181,562)	—	—	(201,562)
Other comprehensive income	—	—	—	—	—	—	2,820	2,820
Net income	—	—	—	—	—	175,689	—	175,689
Balance, December 28, 2024	89,189	$892	$405,921	(6,251)	$(281,587)	$614,125	$756	$740,107
See Notes to Consolidated Financial Statements

YETI HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Fiscal Year Ended
	December 28, 2024	December 30, 2023	December 31, 2022
Cash Flows from Operating Activities:
Net income	$175,689	$169,885	$89,693
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	48,132	46,434	39,847
Amortization of deferred financing fees	649	604	601
Stock-based compensation	40,719	29,800	17,799
Deferred income taxes	(11,167)	25,561	(403)
Impairment of long-lived assets	5,490	2,927	1,229
Loss on prepayment, modification, or extinguishment of debt	—	330	—
Product recalls	9,939	1,895	97,176
Other	9,872	(6,163)	2,039
Changes in operating assets and liabilities:
Accounts receivable, net	(23,655)	(15,683)	30,448
Inventory	39,751	33,675	(91,624)
Other current assets	9,480	(7,933)	(2,187)
Accounts payable and accrued expenses	(47,020)	(15,144)	(86,242)
Taxes payable	669	18,156	439
Other	2,838	1,598	2,079
Net cash provided by operating activities	261,386	285,942	100,894
Cash Flows from Investing Activities:
Purchases of property and equipment	(41,832)	(50,672)	(45,929)
Business acquisition, net of cash acquired	(36,164)	—	—
Additions of intangibles, net	(53,452)	(22,152)	(10,981)
Net cash used in investing activities	(131,448)	(72,824)	(56,910)
Cash Flows from Financing Activities:
Repayments of long‑term debt	(4,219)	(7,734)	(22,500)
Proceeds from employee stock transactions	294	1,573	3,821
Taxes paid in connection with employee stock transactions	(1,463)	(2,481)	(1,861)
Finance lease principal payment	(3,829)	(2,130)	(2,063)
Repurchase of common stock	(200,000)	—	(100,025)
Payments of deferred financing fees	—	(2,824)	—
Net cash used in financing activities	(209,217)	(13,596)	(122,628)
Effect of exchange rate changes on cash	(886)	4,697	1,196
Net (decrease) increase in cash	(80,165)	204,219	(77,448)
Cash, beginning of period	438,960	234,741	312,189
Cash, end of period	$358,795	$438,960	$234,741

Supplemental cash flow information:
Interest paid	$5,806	$6,688	$2,961
Income taxes paid, net of refunds	$65,204	$14,131	$58,822

Supplemental non-cash investing activity:
Property and equipment additions included in accounts payable and accrued expenses	$2,794	$2,647	$3,801
See Notes to Consolidated Financial Statements

YETI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES
Organization and Business
Headquartered in Austin, Texas, YETI Holdings, Inc. is a global designer, retailer, and distributor of innovative outdoor products. From coolers and drinkware to bags and apparel, YETI products are built to meet the unique and varying needs of diverse outdoor pursuits, whether in the remote wilderness, at the beach, or anywhere life takes you. We sell our products through our wholesale channel, including independent retailers, national, and regional accounts across a wide variety of end user markets, as well as through our direct-to-consumer (“DTC”) channel, which includes our websites, YETI Authorized on the Amazon Marketplace, our corporate sales program, and our retail stores. We operate in the U.S., Canada, Australia, New Zealand, Europe, and Asia.
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
Fiscal Year End
We have a 52- or 53-week fiscal year that ends on the Saturday closest in proximity to December 31, such that each quarterly period will be 13 weeks in length, except during a 53-week year when the fourth quarter will be 14 weeks. Fiscal years 2024, 2023 and 2022 were 52-week periods. The consolidated financial results presented herein represent the fiscal years ended December 28, 2024 (“2024”), December 30, 2023 (“2023”), and December 31, 2022 (“2022”).
Accounts Receivable
Accounts receivable are carried at original invoice amount less estimated credit losses. Upon initial recognition of a receivable, we estimate credit losses over the contractual term of the receivable and establish an allowance for credit losses based on historical experience, current available information, and expectations of future economic conditions. We mitigate credit loss risk from accounts receivable by assessing customers for credit worthiness, including ongoing credit evaluations and their payment trends. Credit risk is limited due to ongoing monitoring, high geographic customer distribution, and low concentration of risk. As the risk of loss is determined to be similar based on the credit risk factors, we aggregate receivables on a collective basis when assessing credit losses. Accounts receivable are uncollateralized customer obligations due under normal trade terms typically requiring payment within 30 to 60 days of sale. Receivables are written off when deemed uncollectible. Recoveries of trade receivables previously written off are recorded to income when received. For both December 28, 2024 and December 30, 2023, one customer accounted for 12% of our total accounts receivable, net, respectively. Our allowance for credit losses was $1.4 million as of December 28, 2024 and $0.5 million as of December 30, 2023, respectively.

Advertising and Marketing Costs
Marketing expenses, including advertising costs, are expensed as incurred and included in selling, general and administrative expenses in our consolidated statements of operations. Marketing expenses were $141.5 million, $126.9 million, and $111.0 million for 2024, 2023, and 2022, respectively. As of December 28, 2024 and December 30, 2023, prepaid advertising costs were $2.5 million and $0.5 million, respectively.
Benefit Plan
We provide a 401(k)-defined contribution plan covering substantially all our employees, which allows for employee contributions and provides for an employer match. Our contributions totaled approximately $2.4 million, $2.0 million, and $1.5 million for 2024, 2023, and 2022, respectively.

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
Concentration of Risk
We are exposed to risk due to our concentration of business activity with certain third-party contract manufacturers of our products. For coolers & equipment products, our two largest manufacturers comprised approximately 36% of our production volume during 2024. For drinkware products, our two largest manufacturers comprised approximately 74% of our production volume during 2024.
Deferred Financing Fees
Costs incurred upon the issuance of our debt instruments are capitalized and amortized over the life of the associated debt instrument on a straight-line basis, in a manner that approximates the effective interest method. If the debt instrument is retired before its scheduled maturity date, any remaining issuance costs associated with that debt instrument are expensed in the same period. Deferred financing fees related to our Credit Facility (as defined in Note 9) are reported in “Long-term debt, net of current portion” as a direct reduction of the carrying amount of our outstanding long-term debt. At each of December 28, 2024 and December 30, 2023, the amortization of deferred financing fees included in interest expense was $0.6 million.

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
For our annual goodwill impairment tests in the fourth quarters of 2024 and 2023, we performed a qualitative assessment to determine whether the fair value of goodwill was more likely than not less than the carrying value. Based on economic conditions and industry and market considerations, we determined that it was more likely than not that the fair value of goodwill was greater than its carrying value; therefore, the quantitative impairment test was not performed. Therefore, we did not record any goodwill impairment for the years 2024 and 2023.
Our intangible assets consist of indefinite-lived intangible assets, including tradename, trademarks, trade dress, and definite-lived intangible assets such as tradename, customer relationships, trademarks, patents, and other intangibles assets, such as copyrights and domain name. We also capitalize the costs of acquired trademarks, trade dress, patents, other intangibles, such as copyrights and domain name assets, and patent and trademark defense costs. Definite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives. See Note 7 for the estimated useful lives of our definite-lived intangible assets.
External legal costs incurred in the defense of our patents and trademarks are capitalized when we believe that the future economic benefit of the intangible asset will be increased, and a successful defense is probable. In the event of a successful defense, the settlements received are netted against the external legal costs that were capitalized. Where the defense of the patent and trademark maintains rather than increases the expected future economic benefits from the asset, the costs are expensed as incurred. The external legal costs incurred and settlements received may not occur in the same period. Capitalized costs incurred during 2024, 2023, and 2022 primarily relate to external legal costs incurred in the defense of our patents and trademarks, net of settlements received. During 2024, we recorded additions to goodwill and intangible assets in connection with the acquisition of Mystery Ranch LLC, and recorded additions to intangible assets in connection with the acquisition of powered cooling technology patents. See Note 2 for additional information.
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

Inventories
Inventories, consisting primarily of finished goods and an immaterial level of component parts, are valued at the lower of cost or net realizable value. Cost is determined using weighted-average costs, including all costs incurred to deliver inventory to our distribution facilities, such as inbound freight, import duties and tariffs. Net realizable value is defined as the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. We make ongoing estimates relating to the net realizable value of inventories based upon our assumptions about future demand and market conditions. At December 28, 2024 and December 30, 2023, inventory reserves were $6.1 million and $2.2 million, respectively.
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
Research and Development Costs
Research and development costs are expensed as incurred and consist primarily of employee compensation, including non-cash stock-based compensation expense, and miscellaneous supplies. Research and development costs are recorded in selling, general, and administrative expenses. Research and development expenses were $21.1 million, $15.5 million, and $15.4 million, for 2024, 2023, and 2022, respectively.

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
Our terms of sale provide limited return rights. We may accept, and have at times accepted, returns outside our terms of sale at our sole discretion. From time to time, we also, at our sole discretion, provide our retail partners with sales discounts and allowances. We record estimated sales returns, discounts, and miscellaneous customer claims as reductions to net sales at the time revenues are recorded. We base our estimates upon historical experience and trends, and upon approval of specific returns or discounts. Actual returns and discounts in any future period are inherently uncertain and thus may differ from our estimates. If actual or expected future returns and discounts were significantly greater or lower than the reserves we had established, we would record a reduction or increase to net sales in the period in which we made such determination.
Segment Information
We report operations as a single reportable segment. See Note 15 for further discussion on segment information.
Shipping and Handling Costs

Shipping and handling fees charged to our customers are included in net sales in our consolidated statements of operations. The cost of shipping products to our customers, costs to operate our third-party logistics and warehousing operations, outbound freight costs, costs of operating on third-party DTC marketplaces, and credit card processing fees, which we refer to collectively as distribution and fulfillment expenses, are included in selling, general and administrative expenses in our consolidated statements of operations. Distribution and fulfillment expenses were $323.0 million, $310.1 million, and $261.8 million for 2024, 2023, and 2022, respectively.

Inbound freight charges for product delivery from our third-party contract manufacturers are included in our cost of goods sold.

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

The grant date fair value of restricted stock units, restricted stock awards, and deferred stock units is based on the closing price of our common stock on the award date. The grant date fair value of performance-based awards is estimated on the award date using a Monte Carlo simulation model. For certain of the awards granted, the grant date fair value was calculated using the Finnerty model, as the after-tax portion of these awards is subject to a holding period of one year after the vesting date. The grant date fair value of each stock option granted is estimated on the award date using the Black-Scholes model. The Monte Carlo simulation model, Finnerty model, and Black-Scholes model require various judgmental assumptions including volatility, forfeiture rates and expected option life. No stock options were granted in 2024, 2023, or 2022.

Costs relating to stock-based compensation are recognized in selling, general, and administrative expenses in our consolidated statements of operations, and forfeitures are recognized as they occur. See Note 10 for further discussion.

Supplier Finance Program Obligations

During 2018, we entered into an agreement with a financial institution to facilitate a supplier finance program (“SFP”) which provides certain suppliers the option, at their sole discretion, to participate in the program and sell their receivables due from us for early payment. Participating eligible suppliers negotiate the terms directly with the financial institution and we have no involvement in establishing those terms nor are we a party to these agreements. Our payments associated with the invoices from the suppliers participating in the SFP are made to the financial institution according to the original invoice. The outstanding payment obligations under the SFP recorded within accounts payable in our consolidated balance sheets at December 28, 2024 and December 30, 2023 were $63.1 million and $77.3 million, respectively. See Note 12 for further discussion.

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
Warranty
Warranty liabilities are recorded at the time of sale for the estimated costs that may be incurred under the terms of our limited warranty. We make and revise these estimates primarily based on the number of units under warranty, historical experience of warranty claims, and an estimated per unit replacement cost. The liability for warranties is included in accrued expenses and other current liabilities in our consolidated balance sheets. The specific warranty terms and conditions vary depending upon the product sold, but are generally warranted against defects in material and workmanship ranging from three to five years. Our warranty only applies to the original owner. If actual product failure rates or repair costs differ from estimates, revisions to the estimated warranty liabilities would be required and could materially affect our financial condition and operating results. Warranty reserves were $9.4 million and $9.8 million as of December 28, 2024 and December 30, 2023, respectively. Warranty costs included in costs of goods sold were $5.3 million, $6.3 million, and $5.8 million for 2024, 2023, and 2022, respectively.
Recently Adopted Accounting Pronouncements
In September 2022, the Financial Accounting Standards Board (“FASB”) issued ASU 2022-04, Liabilities-Supplier Finance Programs (Topic 405-50) - Disclosure of Supplier Finance Program Obligations, which requires disclosures intended to enhance the transparency of supplier finance programs. The ASU requires buyers in a supplier finance program to disclose sufficient information about the program to allow a user of financial statements to understand the program’s nature, activity during the period, changes from period to period, and potential magnitude. The ASU is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, except for the amendment on rollforward information, which is effective for our Annual Report on Form 10-K for fiscal years beginning after December 15, 2023. We adopted provisions of this ASU in the first quarter of 2023, with the exception of the amendment on rollforward information, which we adopted for our Annual Report for fiscal year 2024. Adoption of the new standard did not have an impact on our consolidated financial statements.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The new standard requires enhanced disclosures about significant segment expenses and other segment items and requires companies to provide all annual disclosures about segments in interim periods. All disclosure requirements under ASU 2023-07 are also required for public entities with a single reportable segment. The ASU is effective for the Company’s Annual Report on Form 10-K for the fiscal year ending December 28, 2024, and subsequent interim periods, with early adoption permitted. We adopted this ASU for our Annual Report for fiscal year 2024. For additional information, see “Note 15. Segment Information.”

Recent Accounting Guidance Not Yet Adopted

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

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The amendments in this update are intended to improve disclosures about an entity’s expenses and provide detailed information about the types of expenses, including purchases of inventory, employee compensation, depreciation, amortization, and depletion in commonly presented expense captions on the face of financial statements. This update is effective for annual periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, with early adoption permitted. We are currently evaluating the ASU to determine its impact on our related disclosures.

2. ACQUISITIONS
Mystery Ranch Acquisition

On February 2, 2024, we completed the acquisition of all of the equity interests of Mystery Ranch, LLC (“Mystery Ranch”), a designer and manufacturer of durable load-bearing backpacks, bags, and pack accessories. The total purchase price consideration was $36.2 million, net of a preliminary working capital adjustment and cash acquired of $2.1 million. We have integrated Mystery Ranch operations and products into our business to further expand our capabilities in our bags category. The acquisition was funded with cash on hand.

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

The following table summarizes the preliminary amounts recorded for acquired assets and assumed liabilities at the acquisition date (in thousands):

Cash	$2,051
Accounts receivable, net	4,332
Inventory (1)	17,164
Prepaid expenses and other current assets	3,322
Property and equipment	512
Operating lease right-of-use assets	1,087
Goodwill	18,264
Intangible assets	5,500
Total assets acquired	52,232

Current liabilities	(13,263)
Non-current liabilities	(753)
Total liabilities assumed	(14,016)
Net assets acquired	$38,216
_________________________
(1)Includes a $4.8 million step up of inventory to fair value, which will be expensed as the related inventory is sold.

The goodwill recognized is attributable to the expansion of our backpack and bag offerings and expected synergies from integrating Mystery Ranch’s products into our product portfolio. The goodwill will be deductible for income tax purposes. The intangible assets recognized consist of a tradename and customer relationships and have useful lives which range from 8 to 15 years.

Pro forma results are not presented as the impact of this acquisition is not material to our consolidated financial results. The net sales and earnings impact of this acquisition was not material to our consolidated financial results for the year ended December 28, 2024.

Other Acquisitions

During the first quarter of 2024, we acquired substantially all of the assets of Butter Pat Industries, LLC (“Butter Pat”), a designer and manufacturer of cast iron cookware. The acquisition of Butter Pat expanded our capabilities in the cookware category, as shown by the launch of our new YETI-branded Cast Iron Skillet during the third quarter of 2024. This transaction was accounted for as an asset acquisition and is not material to our consolidated financial statements.

During the fourth quarter of 2024, we acquired powered cooling technology patents for $32.5 million to develop a unique powered cooler platform. This transaction was accounted for as an asset acquisition.

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
During the second quarter of 2023, we began issuing gift cards as remedies in connection with our voluntary product recalls. We recognize sales from gift cards as they are redeemed for products. As of December 28, 2024, $2.9 million of our contract liabilities represented unredeemed gift card liabilities. See Note 12 for further discussion of our product recalls.
The following table provides information about accounts receivable and contract liabilities at the periods indicated (in thousands):

	December 28, 2024	December 30, 2023
Accounts receivable, net	$120,190	$95,774
Contract liabilities	(10,462)	(22,437)
During the year ended December 28, 2024, we recognized $22.4 million of revenue that was previously included in the contract liability balance at the beginning of the period.

Disaggregation of Revenue
The following table disaggregates our net sales by channel, product category, and geography for the periods indicated (in thousands):

	2024(1)	2023(1)	2022(1)
Net Sales by Channel:
Wholesale	$742,278	$661,000	$677,517
Direct-to-consumer	1,087,595	997,713	917,705
Total net sales	$1,829,873	$1,658,713	$1,595,222

Net Sales by Category:
Coolers & Equipment	$698,606	$597,511	$612,525
Drinkware	1,094,165	1,022,982	947,221
Other	37,102	38,220	35,476
Total net sales	$1,829,873	$1,658,713	$1,595,222

Net Sales by Geographic Region(2):
United States	$1,490,468	$1,398,925	$1,394,026
International	339,405	259,788	201,196
Total net sales	$1,829,873	$1,658,713	$1,595,222
_______________________________________
(1)Includes the impact from the recall reserve adjustment. See Note 12 for further discussion of our product recalls.
(2)Net sales by geographic region is based upon on end-consumer location.

Customers that accounted for 10% or more of gross sales were as follows:

	2024	2023	2022
Customer A	*	*	11%
_______________________________________
* Gross sales were less than 10% and no other customer exceeded 10% of gross sales.

4. PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets include the following (in thousands):

	December 28, 2024	December 30, 2023
Prepaid expenses	$18,115	$21,165
Prepaid taxes	14,278	15,089
Other	5,330	6,209
Total prepaid expenses and other current assets	$37,723	$42,463

5. PROPERTY AND EQUIPMENT
Property and equipment consisted of the following at the dates indicated (in thousands):

	December 28, 2024	December 30, 2023
Production molds, tooling, and equipment	$125,444	$112,478
Furniture, fixtures, and equipment	22,303	16,605
Computers and software	111,814	100,803
Leasehold improvements	63,441	55,556
Finance leases	12,722	11,361
Property and equipment, gross	335,724	296,803
Accumulated depreciation	(209,454)	(166,089)
Property and equipment, net	$126,270	$130,714

Depreciation expense was $42.8 million, $41.2 million, and $32.8 million for 2024, 2023, and 2022, respectively.

Geographic Information

Property and equipment, net by geographical region was as follows as of the dates indicated (in thousands):

	December 28, 2024	December 30, 2023
United States	$82,780	$84,564
International	43,490	46,150
Property and equipment, net	$126,270	$130,714

6. LEASES
We determine if an arrangement is or contains a lease at contract inception and determine its classification as an operating or finance lease at lease commencement. We lease certain retail locations, office space, distribution facilities, manufacturing space, and machinery and equipment. While the substantial majority of these leases are operating leases, certain machinery and equipment agreements are finance leases. As of December 28, 2024, the initial lease terms of the various leases range from one to 20 years. ROU lease assets and liabilities associated with leases with an initial term of twelve months or less are not recorded on the balance sheet.
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

The following table presents the assets and liabilities related to operating and finance leases (in thousands):

	Balance Sheet Location	December 28, 2024	December 30, 2023
Assets:
Operating lease assets	Operating lease right-of-use assets	$78,279	$77,556
Finance lease assets	Property and equipment, net	5,625	6,295
Total lease assets		$83,904	$83,851

Liabilities:
Current
Operating lease liabilities	Operating lease liabilities	$19,621	$14,726
Finance lease liabilities	Current maturities of long-term debt	2,256	2,360
Non-current
Operating lease liabilities	Operating lease liabilities, non-current	73,586	76,163
Finance lease liabilities	Long-term debt, net of current portion	1,190	3,445
Total lease liabilities		$96,653	$96,694

The following table presents the components of lease costs (in thousands):

	Fiscal Year Ended
	December 28, 2024	December 30, 2023	December 31, 2022
Operating lease costs	$19,623	$14,889	12,943
Finance lease cost - amortization of right-of-use assets	2,014	1,862	1,860
Finance lease cost - interest on lease liabilities	109	138	182
Short-term lease cost	356	246	67
Variable lease cost	4,897	5,537	4,645
Sublease income	(827)	(747)	(743)
Total lease cost	$26,172	$21,925	$18,954

The following table presents lease terms and discount rates:

	December 28, 2024	December 30, 2023
Weighted average remaining lease term:
Operating leases	6.41 years	6.38 years
Finance leases	2.98 years	4.01 years

Weighted average discount rate:
Operating leases	5.24%	4.87%
Finance leases	2.39%	2.50%

The following table presents the minimum lease payment obligations of operating and finance lease liabilities (leases with terms in excess of one year) for the next five years and thereafter as of December 28, 2024 (in thousands):

	Operating Leases	Finance Leases	Total
2025	$24,034	$2,315	$26,349
2026	20,582	973	21,555
2027	15,767	142	15,909
2028	11,718	106	11,824
2029	8,940	—	8,940
Thereafter	29,449	—	29,449
Total lease payments	110,490	3,536	114,026
Less: Effect of discounting to net present value	17,283	90	17,373
Present value of lease liabilities	$93,207	$3,446	$96,653

The following table presents supplemental cash flow information related to our leases (in thousands):

	December 28, 2024	December 30, 2023	December 31, 2022
Cash paid for amounts included in measurement of liabilities:
Operating cash flows used in operating leases	$20,038	$15,047	$13,387
Operating cash flows used in finance leases	109	137	182
Financing cash flows used in finance leases	3,719	2,131	2,063
Right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	16,670	35,497	12,083
Finance leases	1,362	625	17

7. INTANGIBLE ASSETS
Intangible assets consisted of the following at the dates indicated below (dollars in thousands):

	December 28, 2024
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Tradename	Indefinite	$31,363	$—	$31,363
Trade dress	Indefinite	25,573	—	25,573
Trademarks	Indefinite	36,989	—	36,989
Tradename	8 years	3,500	(401)	3,099
Customer relationships	11 - 15 years	44,205	(42,327)	1,878
Trademarks	6 - 30 years	23,437	(14,190)	9,247
Patents(1)	4 - 25 years	69,556	(6,468)	63,088
Other intangibles	15 years	1,348	(562)	786
Total intangible assets		$235,971	$(63,948)	$172,023
_______________________________________
(1)The gross carrying amount includes $32.5 million of powered cooling technology patents acquired in November 2024. The acquired patents have useful lives of 14 years.

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
Amortization expense was $5.3 million, $5.3 million, and $6.9 million, for 2024, 2023, and 2022, respectively. Amortization expense related to intangible assets is expected to be $7.7 million for 2025, $6.9 million for 2026, $6.3 million for 2027, $6.0 million for 2028, and $5.9 million for 2029.

8. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consisted of the following at the dates indicated (in thousands):

	December 28, 2024	December 30, 2023
Accrued freight and distribution costs	$44,953	$45,228
Product recall reserves(1)	12,059	13,090
Contract liabilities	10,462	22,437
Customer discounts, allowances, and returns	11,989	11,515
Advertising and marketing	9,218	9,945
Warranty reserve	9,416	9,808
Accrued capital expenditures	1,194	590
Interest payable	142	159
Other	28,777	17,254
Total accrued expenses and other current liabilities	$128,210	$130,026
_______________________________________
(1)See Note 12 for further discussion of our product recall reserves.

9. LONG-TERM DEBT

Long-term debt consisted of the following at the dates indicated (in thousands):

	December 28, 2024	December 30, 2023
Term Loan A, due 2028	$78,047	$82,266
Finance lease debt	3,446	5,805
Total debt	81,493	88,071
Current maturities of long-term debt	(4,219)	(4,219)
Current maturities of finance lease debt	(2,256)	(2,360)
Total long-term debt	75,018	81,492
Unamortized deferred financing fees	(2,197)	(2,847)
Total long-term debt, net	$72,821	$78,645

At December 28, 2024, the future maturities of principal amounts of our debt obligations, excluding finance lease obligations, for the next five years and in total (see Note 6 for future maturities of finance lease obligations), consisted of the following (in thousands):

Amount
2025	$4,219
2026	4,219
2027	4,219
2028	65,390
2029	—
Total	$78,047

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
On February 26, 2024, we amended the Credit Facility, leaving the material terms of the Credit Facility substantially unchanged, with the exception of a definitional update and to permit a Hedging Agreement (as defined in the Credit Facility) entered into in connection with an accelerated share purchase program under the Credit Facility.
Pursuant to the Credit Agreement, we are required to make quarterly principal payments equal to 1.25% of the then-outstanding aggregate principal amount of the Term Loan A. As amended, the scheduled quarterly principal payments began on September 30, 2023 and are due each December 31, March 31, June 30 and September 30 thereafter, with the remaining principal balance due on the maturity date. Borrowings under the Term Loan A and the Revolving Credit Facility bear interest at Term SOFR or the Alternate Base Rate (each as defined in the Credit Agreement) plus an applicable rate ranging from 1.75% to 2.50% for Term SOFR-based loans and from 0.75% to 1.50% for Alternate Base Rate-based loans, depending upon our total Net Leverage Ratio (as defined in the Credit Agreement). Additionally, a commitment fee ranging from 0.200% to 0.300%, determined by reference to a pricing grid based on our net leverage ratio, is payable on the average daily unused amounts under the Revolving Credit Facility. As of December 28, 2024 and December 30, 2023, we had no borrowings outstanding under our Revolving Credit Facility.

The Credit Facility also provides us with the ability to issue up to $40.0 million in letters of credit. While our issuance of letters of credit does not increase our borrowings outstanding under our Revolving Credit Facility, it does reduce the amount available. As of December 28, 2024, we had no outstanding letters of credit.
The weighted average interest rate on borrowings outstanding under the Term Loan A at December 28, 2024 and December 30, 2023 was 7.09% and 6.83%, respectively.
The Credit Facility includes customary financial and non-financial covenants limiting, among other things, mergers and acquisitions; investments, loans, and advances; affiliate transactions; changes to capital structure and the business; additional indebtedness; additional liens; the payment of dividends; and the sale of assets, in each case, subject to certain customary exceptions. The Credit Facility contains customary events of default, including payment defaults, breaches of representations and warranties, covenant defaults, defaults under other material debt, events of bankruptcy and insolvency, failure of any guaranty or security document supporting the Credit Facility to be in full force and effect, and a change of control of our business. At December 28, 2024, we were in compliance with the covenants under our Credit Facility.
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

10. STOCK-BASED COMPENSATION

We award stock-based compensation to employees and directors under the 2024 Equity and Incentive Compensation Plan (“2024 Plan”). The 2024 Plan was approved by the Company’s stockholders in May 2024 and replaced the 2018 Equity and Incentive Compensation Plan (the “2018 Plan”). No new awards will be granted under the 2018 Plan. The 2018 Plan replaced the 2012 Equity and Performance Incentive Plan, as amended and restated on June 20, 2018 (the “2012 Plan”). Awards outstanding under the 2018 Plan or the 2012 Plan will continue to remain outstanding according to their terms. Shares subject to stock awards granted under the 2018 Plan or the 2012 Plan (a) that expire or terminate without being exercised or (b) that are forfeited under an award, return to the 2024 Plan.

Subject to certain equitable adjustments and share counting rules, the 2024 Plan provides for up to 3.5 million shares of authorized stock to be awarded as stock options, appreciation rights, restricted stock (“RSAs”), restricted stock units (“RSUs”), performance shares, performance units, cash incentive awards, and certain other awards based on or related to shares of our common stock. The 2018 Plan provided for up to 4.8 million shares of authorized stock to be awarded as stock options, appreciation right, RSAs, RSUs, performance units, cash incentive awards, and certain other awards based on or related to shares of our common stock. The 2012 Plan provided for up to 8.8 million shares of authorized stock to be awarded as either stock options or RSUs.

Stock options, RSUs, and RSAs granted to employees generally have a three-year vesting period and vest one-third on the first anniversary of the grant date, and an additional one-sixth vest on each of the first four six-month anniversaries of the initial vesting date. Stock options have a ten year term. Performance-based restricted stock awards (“PBRSs”) and performance-based restricted stock unit awards (“PBRSUs”) cliff vest based on the attainment of certain predetermined three-year cumulative performance goals over a three-year performance period subject to continued employment. Depending on the estimated probability of attainment of those performance goals, the compensation expense recognized related to the awards could increase or decrease over the remaining vesting period. Deferred stock units (“DSUs”) are issued to non-employee directors in lieu of RSUs or certain cash compensation at the election of the grantee. DSUs and RSUs granted to non-employee directors generally vest one year from the grant date.

We recognized non-cash stock-based compensation expense of $40.7 million, $29.8 million, and $17.8 million for 2024, 2023, and 2022, respectively. The related income tax benefits were $5.9 million, $5.1 million, and $3.8 million for 2024, 2023, and 2022, respectively. As of December 28, 2024, total unrecognized stock-based compensation expense of $52.0 million for all stock-based compensation plans is expected to be recognized over a weighted-average period of 1.8 years.

Restricted Stock Units, Restricted Stock Awards, and Deferred Stock Units

Stock-based activity, excluding options, for the year ended December 28, 2024 is summarized below (in thousands, except per share data):

	Performance-Based Restricted Stock Awards and Performance-Based Restricted Stock Units		Restricted Stock Units, Restricted Stock Awards, and Deferred Stock Units
	Number of PBRSs and PBRSUs	Weighted Average Grant Date Fair Value	Number of RSUs, RSAs, and DSUs	Weighted Average Grant Date Fair Value
Nonvested, December 30, 2023	398	$48.14	1,312	$41.99
Granted	208	41.29	945	39.23
Vested/released	(48)	79.66	(569)	43.84
Performance adjustment(1)	6	79.66	—	—
Forfeited/expired	(57)	45.95	(244)	41.51
Nonvested, December 28, 2024	507	$42.92	1,444	$39.54
_________________________
(1)Represents additional performance-based awards issued as a result of the achievement of actual performance results above the performance targets at grant date.

As of December 28, 2024, the weighted average remaining contractual term of PBRSs and PBRSUs was 1.5 years and the aggregate intrinsic value of PBRSs and PBRSUs expected to vest was $19.9 million. The weighted average remaining contractual term of RSUs, RSAs, and DSUs was 1.8 years and the aggregate intrinsic value of RSUs, RSAs, and DSUs was $56.8 million as of December 28, 2024.

The following table summarizes additional information about PBRSs PBRSUs, RSUs, RSAs, and DSUs (in thousands, except per share data):

	Fiscal Year Ended
	December 28, 2024	December 30, 2023	December 31, 2022
Weighted average grant date fair value per share of awards granted	$39.60	$38.74	$52.42
Total grant date fair value of awards vested	$28,756	$19,828	$11,602
Intrinsic value of awards vested	$24,559	$16,485	$12,434
Stock Options

There have been no new grants of options since 2019 and all options outstanding as of December 30, 2023 and December 28, 2024 were exercisable. We had no unrecognized compensation cost related to stock options and no non-vested stock options as of December 28, 2024 or December 30, 2023. A summary of the stock options is as follows for the periods indicated (in thousands, except per share data):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance, December 30, 2023	578	$19.62	4.89
Exercised	(19)	16.63
Balance, December 28, 2024	559	$19.72	3.93	$10,975
Exercisable, December 28, 2024	559	$19.72	3.93	$10,975

The total intrinsic value of stock options exercised was $0.4 million, $1.0 million, and $3.3 million for 2024, 2023, and 2022, respectively. The income tax benefits related to stock options exercised were $0.1 million, $0.2 million, and $0.8 million for 2024, 2023, and 2022, respectively. The total grant date fair value of stock options vested was $1.7 million for 2022.

11. STOCKHOLDERS’ EQUITY

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

On February 1, 2024, our Board of Directors authorized the repurchase of up to $300.0 million of YETI’s common stock (the “Share Repurchase Program”), excluding fees, commissions, and excise tax due under the Inflation Reduction Act of 2022. As of December 28, 2024, $100.0 million remained available under the Share Repurchase Program.

As part of the Share Repurchase Program, on February 27, 2024, we entered into an accelerated share repurchase agreement (the “February ASR Agreement”) with Goldman Sachs & Co. LLC (“Goldman Sachs”) to repurchase $100.0 million of YETI’s common stock. Pursuant to the February ASR Agreement, we made a payment of $100.00 million to Goldman Sachs and received an initial delivery of 1,998,501 shares of YETI’s common stock (the “February Initial Shares”), representing 80% of the total shares that we expected to receive under the February ASR Agreement based on the market price of $40.03 per share at the time of delivery of the February Initial Shares. The February ASR Agreement was accounted for as an equity transaction.

On April 25, 2024, we settled the transactions contemplated by the February ASR Agreement, resulting in a final delivery of 642,674 shares (the “February Final Shares”). The total number of shares repurchased under the February ASR Agreement was 2,641,175 at an average cost per share of $37.86, based on the volume-weighted average share price of YETI’s common stock during the calculation period under the February ASR Agreement.

As part of the Share Repurchase Program, on November 12, 2024, we entered into a second accelerated share repurchase agreement (the “November ASR Agreement”) with Goldman Sachs to repurchase an additional $100.0 million of YETI’s common stock. Pursuant to the November ASR Agreement, we made a payment of $100.0 million to Goldman Sachs and received an initial delivery of 1,933,301 shares of YETI’s common stock (the “November Initial Shares”), representing 80% of the total shares that we expected to receive under the November ASR Agreement based on the market price of $41.38 per share at the time of delivery of the November Initial Shares. The November ASR Agreement was accounted for as an equity transaction. The fair value of the November Initial Shares of $80.0 million was recorded as a treasury stock transaction. The remaining $20.0 million was recorded as a reduction to additional paid-in capital.

On January 6, 2025, we settled the transactions contemplated by the November ASR Agreement, resulting in a final delivery of 551,955 shares (the “November Final Shares”). The total number of shares repurchased under the November ASR Agreement was 2,485,256 at an average cost per share of $40.24, based on the volume-weighted average share price of YETI’s common stock during the calculation period under the November ASR Agreement.

At the time they each were received, the February Initial Shares, the February Final Shares, the November Initial Shares, and the November Final Shares resulted in an immediate reduction of the outstanding shares used to calculate the weighted average common shares calculation for basic and diluted earnings per share for the year ended December 28, 2024.

During the first quarter of 2025, our Board of Directors approved a $350.0 million increase to the Share Repurchase Program authorization, excluding fees, commissions, and excise tax due under the Inflation Reduction Act of 2022. As of February 24, 2025, $450.0 million remained available under the Share Repurchase Program.

12. COMMITMENTS AND CONTINGENCIES

Future commitments under non-cancelable agreements at December 28, 2024 were as follows (in thousands):

		Fiscal Year
	Total	2025	2026	2027	2028	2029	Thereafter
Non-cancelable agreements(1)	$166,765	$64,707	$53,305	$21,046	$14,957	$11,498	$1,252
_________________________
(1)We have entered into commitments for service and maintenance agreements related to our management information systems, distribution contracts, advertising, sponsorships, and licensing agreements.

As we are unable to reasonably predict the timing of settlement of liabilities related to unrecognized tax benefits and other noncurrent tax liabilities, the table above does not include $21.2 million, net, of such liabilities that are on our consolidated balance sheet as of December 28, 2024.

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
The following table summarizes the activity of the SFP for the year ended December 28, 2024 (in thousands):

Outstanding payment obligations as of December 30, 2023	$77,254
Invoices confirmed during the period	415,238
Confirmed invoices paid during the period	(429,365)
Outstanding payment obligations as of December 28, 2024	$63,127

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

We establish reserves for the estimated costs of a product recall when circumstances giving rise to the recall become known and when such costs are probable and estimable. As a result of the voluntary recalls, we established a reserve as of December 31, 2022, for expected future returns and the estimated cost of recall remedies for consumers with affected products. The reserve for the estimated product recall expenses is included within accrued expenses and other current liabilities on our consolidated balance sheets. Estimating the cost of recall remedies required significant judgment and is primarily based on (i) expected consumer participation rates; and (ii) the estimated costs of the consumer’s elected remedy in the recalls, including the estimated cost of either product replacements or gift card elections, logistics costs, and other recall-related costs. We reevaluate these assumptions each period, and the related reserves are adjusted when factors indicate that the reserve is either not sufficient to cover or exceeds the estimated product recall costs. The ultimate impact from the approved voluntary recalls could differ materially from these estimates.

The reserve for the estimated product recall expenses was $12.1 million and $13.1 million as of December 28, 2024 and December 30, 2023, respectively.

During the second quarter of 2023, we began processing recall-related claims and returns. Based on such experience and observed trends during 2023, we reevaluated our prior assumptions and adjusted our estimated product recall reserve. These trends included higher than anticipated elections by consumers to receive gift cards in lieu of product replacement remedies, lower than anticipated consumer recall participation rates, variations in individual product participation rates, and lower logistics costs than previously estimated. As a result, we updated our recall reserve assumptions throughout 2023, which increased the estimated recall expense reserve by $3.6 million during the year ended December 30, 2023.

During 2024, we experienced higher than anticipated consumer recall participation rates. Based on such experience and trends, we reevaluated our prior assumptions and adjusted our estimated product recall reserve. As a result, we increased the estimated recall expense reserve by $9.9 million during the year ended December 28, 2024.

The following table summarizes the activity in the reserve for the estimated product recall expenses (in thousands):

December 28, 2024
Balance, December 30, 2023	$13,090
Actual product refunds, replacements and recall-related costs	(3,803)
Gift card issuances(1)	(7,166)
Reserve adjustment	9,938
Balance, December 28, 2024	$12,059
_________________________
(1)For the year ended December 28, 2024, we recognized net sales of $8.8 million from redeemed recall-related gift cards. As of December 28, 2024, we had $2.9 million in unredeemed recall-related gift card liabilities, which are included in contract liabilities within accrued expenses and other current liabilities on our consolidated balance sheet.

The product recalls, which include recall reserve adjustments and other incurred costs, had the following effect on our income before income taxes (in thousands):

	Fiscal Year Ended
	December 28, 2024	December 30, 2023
Decrease to net sales(1)	$(8,832)	$(21,700)
Decrease (increase) to cost of goods sold(2)	735	8,423
Decrease to gross profit	(8,097)	(13,277)
Decrease (increase) to selling, general and administrative expenses(3)	(1,841)	11,382
Decrease to income before income taxes	$(9,938)	$(1,895)
_________________________
(1)For the year ended December 28, 2024, reflects the impact of an unfavorable recall reserve adjustment related to higher estimated consumer recall-related participation rates. For the year ended December 30, 2023, primarily reflects the unfavorable impact of a recall reserve adjustment mainly related to higher estimated future recall remedies (i.e., estimated gift card elections). Of the total net sales impact, $8.3 million and $0.6 million was allocated to our DTC and wholesale channels for the year ended December 28, 2024, and $7.3 million and $14.4 million was allocated to our DTC and wholesale channels for the year ended December 30, 2023. These amounts were allocated based on the historical channel sell-in basis of the affected products.
(2)For the year ended December 28, 2024, reflects the impact of favorable recall reserve adjustments related to lower recall-related costs. For the year ended December 30, 2023, reflects the impact of favorable recall reserve adjustments primarily related to lower estimated costs of future product replacement remedy elections and logistics costs and lower recall-related costs.
(3)For the year ended December 28, 2024, reflects the impact of unfavorable recall reserve adjustments primarily related to higher estimated other recall-related costs as a result of higher estimated consumer recall-related participation rates. For the year ended December 30, 2023, reflects the impact of favorable recall reserve adjustments primarily related to lower estimated other recall-related costs.

The ultimate impact from the recalls may differ materially from our estimates, and may harm our business, financial condition, and results of operations. See Part I, Item 1A “Risk Factors - Risks Related to Our Business, Operations and Industry.”

13. INCOME TAXES

The components of income before income taxes were as follows for the periods indicated (in thousands):

	Fiscal Year Ended
	December 28, 2024	December 30, 2023	December 31, 2022
Domestic	$219,941	$215,490	$107,578
Foreign	12,907	10,456	8,599
Income before income taxes	$232,848	$225,946	$116,177

The components of income tax expense were as follows for the periods indicated (in thousands):

	Fiscal Year Ended
	December 28, 2024	December 30, 2023	December 31, 2022
Current tax expense:
U.S. federal	$51,532	$21,139	$43,967
State	12,976	7,659	11,761
Foreign	3,844	1,936	3,372
Total current tax expense	68,352	30,734	59,100
Deferred tax expense (benefit):
U.S. federal	(9,700)	20,136	(26,783)
State	(1,333)	4,230	(4,499)
Foreign	(160)	961	(1,334)
Total deferred tax expense (benefit)	(11,193)	25,327	(32,616)
Total income tax expense	$57,159	$56,061	$26,484

A reconciliation of income taxes computed at the federal statutory income tax rate of 21% to the effective income tax rate is as follows for the periods indicated (in thousands):

	Fiscal Year Ended
	December 28, 2024	December 30, 2023	December 31, 2022
Income taxes at the statutory rate	$48,898	$47,449	$24,397
Increase (decrease) resulting from:
State income taxes, net of federal tax effect	10,170	8,532	4,454
Foreign-derived intangible income	(4,166)	(3,192)	(2,878)
Research and development tax credits	(1,751)	(681)	(742)
Tax expense (benefit) related to stock-based compensation	1,054	713	(472)
Other	2,954	3,240	1,725
Income tax expense	$57,159	$56,061	$26,484

Deferred tax assets and liabilities consisted of the following for the periods indicated (in thousands):

	Fiscal Year Ended
	December 28, 2024	December 30, 2023
Deferred tax assets:
Accrued liabilities	$8,986	$7,688
Allowances and other reserves	3,819	3,450
Inventory	3,563	2,974
Stock-based compensation	6,929	5,857
Operating lease liabilities	22,704	22,280
Capitalized research and development expenditures	13,407	9,276
Other	4,916	2,647
Total deferred tax assets	$64,324	$54,172
Deferred tax liabilities:
Operating lease assets	$(19,022)	$(19,047)
Prepaid expenses	(32)	(1,279)
Property and equipment	(8,227)	(11,469)
Intangible assets	(28,249)	(24,645)
Other	(40)	(60)
Total deferred tax liabilities	(55,570)	(56,500)
Net deferred tax liabilities	$8,754	$(2,328)
Amounts included in the Consolidated Balance Sheets:
Deferred income taxes	$9,060	$1,692
Other liabilities	(306)	(4,020)
Net deferred income tax liabilities	$8,754	$(2,328)

We consider the undistributed earnings of our foreign subsidiaries to be indefinitely reinvested, and, accordingly, no taxes have been recognized on such earnings except for the transition tax recognized as part of the Tax Cuts and Jobs Act (“the Tax Act”) during 2017. We continue to evaluate our plans for reinvestment or repatriation of unremitted foreign earnings. If we determine that all or a portion of our foreign earnings are no longer indefinitely reinvested, we may be subject to additional foreign withholding taxes and U.S. state income taxes. We believe it is not practicable to estimate the amount of additional taxes, which may be payable upon distribution of these earnings. At December 28, 2024, we had unremitted earnings of foreign subsidiaries of $51.0 million.

The Tax Act introduced new provisions for U.S. taxation of certain global intangible low-taxed income (“GILTI”). We elected to account for the tax on GILTI as a period cost and therefore have not recorded deferred taxes related to GILTI on our foreign subsidiaries.

As of December 28, 2024, we had Texas research and development tax credit carryforwards of approximately $2.3 million, which if not utilized will expire beginning in 2039.

The following table summarizes the activity related to our unrecognized tax benefits for the periods indicated (excluding interest and penalties) (in thousands):

	Fiscal Year Ended
	December 28, 2024	December 30, 2023
Balance, beginning of year	$14,336	$12,591
Gross increases related to current year tax positions	2,924	1,318
Gross increases related to prior year tax positions	896	1,060
Gross decreases related to prior year tax positions	(17)	(141)
Decreases as a result of settlements during the current period	(9)	—
Lapse of statute of limitations	(1,273)	(492)
Balance, end of year	$16,857	$14,336

If our positions are sustained by the relevant taxing authorities, approximately $16.9 million (excluding interest and penalties) of uncertain tax position liabilities as of December 28, 2024 would favorably impact our effective tax rate in future periods. We do not anticipate that the balance of gross unrecognized tax benefits will change significantly during the next twelve months.

We include interest and penalties related to unrecognized tax benefits in our current provision for income taxes in the accompanying consolidated statements of operations. As of December 28, 2024, we had recognized a liability of $4.3 million for interest and penalties related to unrecognized tax benefits.

We file income tax returns in the United States and various state and foreign jurisdictions. The tax years 2021 through 2024 remain open to examination in the United States, and the tax years 2016 through 2024 remain open to examination in Texas. The tax years 2020 through 2024 remain open to examination in most other state and foreign jurisdictions.

The Organization for Economic Co-operation and Development enacted model rules for a new global minimum tax framework, also known as Pillar Two, and certain governments globally have enacted, or are in the process of enacting, legislation to address Pillar Two. As of December 28, 2024, the impact of Pillar Two on our consolidated financial statements was not material.

14. EARNINGS PER SHARE

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

The following table sets forth the calculation of earnings per share and weighted-average common shares outstanding at the dates indicated (in thousands, except per share data):

	Fiscal Year Ended
	December 28, 2024	December 30, 2023	December 31, 2022
Net income	$175,689	$169,885	$89,693

Weighted average common shares outstanding — basic	84,935	86,717	86,521
Effect of dilutive securities	820	686	674
Weighted average common shares outstanding — diluted	85,755	87,403	87,195

Earnings per share
Basic	$2.07	$1.96	$1.04
Diluted	$2.05	$1.94	$1.03

Outstanding stock-based awards representing 0.1 million, 0.2 million, and 0.5 million shares of common stock were excluded from the calculations of diluted earnings per share in 2024, 2023, and 2022, respectively, because the effect of their inclusion would have been antidilutive to those years.

15. SEGMENT INFORMATION
Our Chief Operating Decision Maker (“CODM”), who is our Chief Executive Officer, reviews financial information, makes operating decisions, evaluates operating performance, and allocates resources based on consolidated net income. We manage our business as one reportable operating segment that constitutes consolidated results. Our operational structure, which includes sales, research, product design, operations, marketing, and administrative functions, is focused on the entire product suite rather than individual product categories, channels, and geographies.
The following table presents segment information for net sales, segment profit, and significant expenses (in thousands):

	Fiscal Year Ended
	December 28, 2024	December 30, 2023	December 31, 2022
Net sales	1,829,873	1,658,713	1,595,222
Cost of goods sold(1)	766,589	715,527	831,821
Gross profit	1,063,284	943,186	763,401
Selling, general, and administrative expenses
Distribution and fulfillment	322,957	310,148	261,803
Compensation and benefits(2)	193,366	153,511	109,954
Marketing	141,490	126,894	110,981
General and administration(3)	129,099	108,710	93,316
Depreciation and amortization	29,155	29,847	29,076
Product recall(4)	1,841	(11,382)	31,910
Total selling, general and administrative expenses	817,908	717,728	637,040
Operating income	245,376	225,458	126,361
Interest income (expense), net	660	(942)	(4,466)
Other (expense) income, net	(13,188)	1,430	(5,718)
Income before income taxes	232,848	225,946	116,177
Income tax expense	(57,159)	(56,061)	(26,484)
Net income	$175,689	$169,885	$89,693
_________________________
(1)Includes depreciation expense of $19.0 million,, $16.6 million, and $10.8 million for the years ended December 28, 2024, December 30, 2023 and December 31, 2022.
(2)Represents employee compensation and benefits, including non-cash stock-based compensation expense.
(3)Includes information technology, corporate infrastructure costs, contract labor, professional fees and services, asset impairments, and organizational realignment costs.
(4)Represents adjustments and charges associated with product recalls. Refer to Note 12 for further information.

For net sales by geographic region, refer to Note 3. For long-lived asset by geographic region, refer to Note 5.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosures. Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 28, 2024.

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

Our management has conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 28, 2024, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013) (“COSO”). Based on the results of this evaluation, management concluded that our internal control over financial reporting was effective as of December 28, 2024.

Our independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited our internal control over financial reporting. Their opinion on the effectiveness of our internal control over financial reporting as of December 28, 2024 appears in Part II, Item 8 of this Form 10-K.

Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) that occurred during the fourth quarter of 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Item 9B. Other Information
Insider Trading Arrangements
During the three months ended December 28, 2024, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or constituted a “non Rule 10b5-1 trading arrangement.”

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
The remaining information required by this item will be incorporated by reference to our definitive Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 28, 2024 or will be provided in an amendment to this Annual Report on Form 10-K in accordance with General Instruction G(3) to Form 10-K.
Item 11. Executive Compensation
The information required by this item will be incorporated by reference to our definitive Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 28, 2024 or will be provided in an amendment to this Annual Report on Form 10-K in accordance with General Instruction G(3) to Form 10-K.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item will be incorporated by reference to our definitive Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 28, 2024 or will be provided in an amendment to this Annual Report on Form 10-K in accordance with General Instruction G(3) to Form 10-K.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item will be incorporated by reference to our definitive Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 28, 2024 or will be provided in an amendment to this Annual Report on Form 10-K in accordance with General Instruction G(3) to Form 10-K.
Item 14. Principal Accounting Fees and Services
The information required by this item will be incorporated by reference to our definitive Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 28, 2024 or will be provided in an amendment to this Annual Report on Form 10-K in accordance with General Instruction G(3) to Form 10-K.
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

4.1
Description of Capital Stock of YETI Holdings, Inc (filed as Exhibit 4.5 to the Company’s Annual Report on Form 10-K for the year ended December 28, 2019 on February 18, 2020 and incorporated herein by reference)

10.1†
Amended and Restated Employment Agreement, dated as of October 9, 2018, by and between YETI Coolers, LLC and Matthew J. Reintjes (filed as Exhibit 10.3 to Amendment No. 1 to the Company's Registration Statement on Form S-1 (Registration No. 333-227578) on October 15, 2018 and incorporated herein by reference)

10.2†
YETI Holdings, Inc. 2012 Equity and Performance Incentive Plan (Amended and Restated June 20, 2018) (filed as Exhibit 10.9 to the Company's Registration Statement on Form S-1 (Registration No. 333-227578) on September 27, 2018 and incorporated herein by reference)

10.3†
Form of Option Adjustment Letter, dated as of May 19, 2016 (filed as Exhibit 10.14 to the Company's Registration Statement on Form S-1 (Registration No. 333-227578) on September 27, 2018 and incorporated herein by reference)

10.4†
Form of Restricted Stock Unit Agreement under the YETI Holdings, Inc. 2012 Equity and Performance Incentive Plan (Amended and Restated June 20, 2018) (filed as Exhibit 10.15 to the Company's Registration Statement on Form S-1 (Registration No. 333-227578) on September 27, 2018 and incorporated herein by reference)

10.5†
YETI Coolers, LLC Senior Leadership Severance Benefits Plan (filed as Exhibit 10.16 to the Company's Registration Statement on Form S-1 (Registration No. 333-227578) on September 27, 2018 and incorporated herein by reference)

10.6†
YETI Holdings, Inc. 2018 Equity and Incentive Compensation Plan (filed as Exhibit 10.17 to the Company's Registration Statement on Form S-1 (Registration No. 333-227578) on September 27, 2018 and incorporated herein by reference)

10.7†
Form of Non-Employee Director Restricted Stock Unit Agreement under the 2018 Equity and Incentive Compensation Plan (filed as Exhibit 10.18 to the Company's Registration Statement on Form S-1 (Registration No. 333-227578) on September 27, 2018 and incorporated herein by reference)

10.8†
Form of Non-Employee Director Deferred Stock Unit Agreement under the 2018 Equity and Incentive Compensation Plan (filed as Exhibit 10.19 to the Company's Registration Statement on Form S-1 (Registration No. 333-227578) on September 27, 2018 and incorporated herein by reference)

10.9†
Form of Nonqualified Stock Option Agreement under the 2018 Equity and Incentive Compensation Plan (filed as Exhibit 10.20 to Amendment No. 1 to the Company's Registration Statement on Form S-1 (Registration No. 333-227578) on October 15, 2018 and incorporated herein by reference)

10.10†
Form of Time-Based Restricted Stock Award Agreement under the YETI Holdings, Inc. 2018 Equity and Performance Incentive Plan (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 27, 2020 filed August 6, 2020 and incorporated herein by reference)

10.11†
Form of Performance-Based Restricted Stock Agreement under the YETI Holdings, Inc. 2018 Equity and Performance Incentive Plan (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 27, 2020 filed August 6, 2020 and incorporated herein by reference)

10.12†
Form of Global Restricted Stock Unit Agreement under YETI Holdings, Inc. 2018 Equity and Performance Incentive Plan (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 2, 2022 filed May 11, 2022 and incorporated herein by reference)

10.13†
Form of Global Performance-Based Restricted Stock Unit Grant Agreement under YETI Holdings, Inc. 2018 Equity and Performance Incentive Plan (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 2, 2022 filed May 11, 2022 and incorporated herein by reference)

10.14†
YETI Holdings, Inc. Non-Employee Director Compensation Policy, effective December 31, 2023 (filed as Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 30, 2023 on February 26, 2024 and incorporated herein by reference)

10.15†
Form of Indemnification Agreement by and between the Company and each of its directors and executive officers (filed as Exhibit 10.21 to the Company's Registration Statement on Form S-1 (Registration No. 333-227578) on September 27, 2018 and incorporated herein by reference)

10.16
Credit Agreement, dated as of May 19, 2016, by and among YETI Holdings, Inc., the lenders from time to time party thereto, and Bank of America, N.A., as administrative agent (filed as Exhibit 10.22 to the Company's Registration Statement on Form S-1 (Registration No. 333-227578) on September 27, 2018 and incorporated herein by reference)

10.17
First Amendment to Credit Agreement, dated as of July 17, 2017, by and among YETI Holdings, Inc., the lenders from time to time party thereto, and Bank of America, N.A., as administrative agent (filed as Exhibit 10.23 to the Company's Registration Statement on Form S-1 (Registration No. 333-227578) on September 27, 2018 and incorporated herein by reference)

10.18
Second Amendment to Credit Agreement and Amendment to Collateral Agreement, dated as of December 17, 2019, by and among YETI Holdings, Inc., the Subsidiaries of YETI Holdings, Inc., party thereto, the lenders party thereto, and Bank of America, N.A., as administrative agent (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on December 18, 2019 and incorporated herein by reference)

10.19
Third Amendment to Credit Agreement, dated as of March 31, 2023, by and among YETI Holdings, Inc., the lenders from time to time party thereto and Bank of America, N.A., as administrative agent.(filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 1, 2023 filed May 11, 2023 and incorporated herein by reference)

10.20
Fourth Amendment to Credit Agreement, dated as of June 22, 2023, by and among YETI Holdings, Inc., the subsidiaries of YETI Holdings, Inc. party thereto, the lenders party thereto and Bank of America, N.A., as administrative agent (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K on June 26, 2023 and incorporated herein by reference)

10.21
Fifth Amendment to Credit Agreement, dated as of February 26, 2024, by and among YETI Holdings, Inc., the subsidiaries of YETI Holdings, Inc. party thereto, the lenders party thereto and Bank of America, N.A., as administrative agent (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2024 filed on May 9, 2024 and incorporated herein by reference)

10.22†	YETI Holdings, Inc. 2024 Equity and Incentive Compensation Plan (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K on May 10, 2024 and incorporated herein by reference)

10.23†
Form of Non-Employee Director Deferred Stock Unit Agreement under the 2024 Equity and Incentive Compensation Plan (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2024 filed on August 8, 2024 and incorporated herein by reference)

10.24†
Form of Non-Employee Director Restricted Stock Unit Agreement under the 2024 Equity and Incentive Compensation Plan (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2024 filed on August 8, 2024 and incorporated herein by reference)

10.25†
Form of Global Restricted Stock Unit Agreement under the 2024 Equity and Incentive Compensation Plan (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2024 filed on August 8, 2024 and incorporated herein by reference)

10.26†
Form of Global Performance-Based Restricted Stock Unit Agreement under the 2024 Equity and Incentive Compensation Plan (filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2024 filed on August 8, 2024 and incorporated herein by reference)

10.27*	Master Confirmation, dated as of November 12, 2024, between YETI Holdings, Inc. and Goldman Sachs & Co. LLC

19.1*	YETI Holdings, Inc. Insider Trading Policy

21.1*	Subsidiaries of YETI Holdings, Inc.

23.1*	Consent of PricewaterhouseCoopers LLP

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97
YETI Holdings, Inc. Policy Regarding the Recoupment of Certain Compensation Payments (filed as Exhibit 97 to the Company’s Annual Report on Form 10-K for the year ended December 30, 2023 and incorporated herein by reference)

101
The following audited financial statements from YETI Holdings, Inc.’s Annual Report on Form 10-K for the year ended December 28, 2024, formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to the Consolidated Financial Statements

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

YETI Holdings, Inc.

Dated: February 24, 2025	By:	/s/ Matthew J. Reintjes
Matthew J. Reintjes
President and Chief Executive Officer

POWER OF ATTORNEY
Each person whose signature appears below constitutes and appoints Matthew J. Reintjes and Michael J. McMullen, and each of them, acting individually, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, to execute for him or her and in his or her name, place, and stead, in any and all capacities, any and all amendments to this Annual Report on Form 10-K as the attorney-in-fact and to file or cause to be filed the same, with all exhibits thereto, and other documents in connection therewith, with the SEC, granting unto said attorneys-in-fact and agents and their substitutes, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the dates indicated.

Dated: February 24, 2025	By:	/s/ Matthew J. Reintjes
Matthew J. Reintjes
President and Chief Executive Officer, Director (Principal Executive Officer)

Dated: February 24, 2025	By:	/s/ Michael J. McMullen
Michael J. McMullen
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)

Dated: February 24, 2025	By:	/s/ Robert K. Shearer
Robert K. Shearer
Chair and Director

Dated: February 24, 2025	By:	/s/ Elizabeth L. Axelrod
Elizabeth L. Axelrod
Director

Dated: February 24, 2025	By:	/s/ Alison Dean
Alison Dean
Director

Dated: February 24, 2025	By:	/s/ Frank D. Gibeau
Frank D. Gibeau
Director

Dated: February 24, 2025	By:	/s/ Robert A. Katz
Robert A. Katz
Director

Dated: February 24, 2025	By:	/s/ Mary Lou Kelley
Mary Lou Kelley
Director

Dated: February 24, 2025	By:	/s/ Dustan E. McCoy
Dustan E. McCoy
Director