Form 10-Q
period 2025-03-29
YETI Holdings, Inc.
filed 2025-05-08
CIK 1670592

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________________________
FORM 10-Q
____________________________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
There were 82,815,489 shares of common stock ($0.01 par value) outstanding as of May 1, 2025.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical or current fact included in this Quarterly Report on Form 10-Q are forward-looking statements. Forward-looking statements include statements containing words such as “anticipate,” “assume,” “believe,” “can,” “have,” “contemplate,” “continue,” “could,” “design,” “due,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “likely,” “may,” “might,” “objective,” “plan,” “predict,” “project,” “potential,” “seek,” “should,” “target,” “will,” “would,” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operational performance or other events. For example, all statements made relating to our expectations about our share repurchase program, expected market or macroeconomic conditions, the impacts of tariffs, supply chain and manufacturing diversification efforts, other tariff mitigation strategies, estimated and projected costs, expenditures, and growth rates, plans and objectives for future operations, growth, or initiatives, or strategies are forward-looking statements. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that are expected and, therefore, you should not unduly rely on such statements. The risks and uncertainties that could cause actual results to differ materially from those expressed or implied by these forward-looking statements include but are not limited to: economic conditions or consumer confidence in future economic conditions; our ability to maintain and strengthen our brand and generate and maintain ongoing demand and prices for our products; our ability to successfully design, develop and market new products; our ability to accurately forecast demand for our products and our results of operations; our ability to effectively manage our growth and supply chain; our ability to expand into additional consumer markets, and our success in doing so; the success of our international expansion plans; our ability to compete effectively in the outdoor and recreation market and protect our brand; the level of customer spending for our products, which is sensitive to general economic conditions and other factors; our ability to attract and retain skilled personnel and senior management, and to maintain the continued efforts of our management and key employees; our ability to protect our intellectual property; claims by third parties that we have infringed on their intellectual property rights; our involvement in legal or regulatory proceedings or audits; product recalls, warranty liability, product liability, or other claims against us; problems with, or loss of, our third-party contract manufacturers and suppliers, or an inability to obtain raw materials; our ability to timely obtain shipments and deliver products; risks related to manufacturer concentrations; fluctuations in the cost and availability of raw materials, equipment, labor, and transportation and subsequent manufacturing delays or increased costs; legal, regulatory, economic, political and public health risks associated with international trade; risks associated with tariffs, including the implementation of new tariffs or additional or increased tariffs or other restrictions placed on foreign imports or any related counter-measures taken by other countries; the impact of currency exchange rate fluctuations; our ability to appropriately address emerging environmental, social and governance matters and meet our environmental, social and governance goals; our and our suppliers’ and partners’ ability to comply with applicable laws and regulations; our relationships with our national, regional, and independent retail partners, who account for a significant portion of our sales; seasonal and quarterly variations in our business; financial difficulties facing our retail partners; the impact of catastrophic events or failures of our information systems, including due to cybersecurity incidents, on our operations and the operations of our manufacturing partners; the integration and use of artificial intelligence; our ability to raise additional capital on acceptable terms; the impact of our indebtedness on our ability to invest in the ongoing needs of our business; impairment to our goodwill or other intangible assets; changes in tax laws or unanticipated tax liabilities; changes to our estimates or judgments; our ability to successfully execute our share repurchase program and its impact on stockholder value and the volatility of the price of our common stock; strategic transactions targeting us; the impact of stockholder activism, takeover proposals, proxy contests or short sellers; disruptions or diversions of our management’s attention due to acquisitions or investments in other companies; and the risks and uncertainties described in detail in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 28, 2024, as such risk factors may be amended, supplemented or superseded from time to time by other reports we file with the United States Securities and Exchange Commission.

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

TRADEMARKS AND SERVICE MARKS

Solely for convenience, certain trademark and service marks (the “marks”) referred to in this Quarterly Report on Form 10-Q appear without the ® or ™ symbols, but those references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights to these marks. This Quarterly Report on Form 10-Q may also contain additional marks of other companies, which are the property of their respective owners.

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
YETI HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except shares and par value)

	March 29, 2025	December 28, 2024
ASSETS
Current assets
Cash	$259,042	$358,795
Accounts receivable, net	120,543	120,190
Inventory	330,515	310,058
Prepaid expenses and other current assets	57,116	37,723
Total current assets	767,216	826,766
Property and equipment, net	130,576	126,270
Operating lease right-of-use assets	89,046	78,279
Goodwill	72,308	72,557
Intangible assets, net	174,154	172,023
Other assets	4,566	10,225
Total assets	$1,237,866	$1,286,120

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$137,586	$158,499
Accrued expenses and other current liabilities	110,050	128,210
Taxes payable	10,418	38,089
Accrued payroll and related costs	11,768	28,610
Current operating lease liabilities	20,938	19,621
Current maturities of long-term debt	6,486	6,475
Total current liabilities	297,246	379,504
Long-term debt, net of current portion	71,401	72,821
Operating lease liabilities, non-current	84,290	73,586
Other liabilities	20,667	20,102
Total liabilities	473,604	546,013

Commitments and contingencies (Note 10)

Stockholders’ Equity
Common stock, par value $0.01; 600,000,000 shares authorized; 89,594,026 and 82,791,044 shares issued and outstanding at March 29, 2025, respectively, and 89,190,494 and 82,939,467 shares issued and outstanding at December 28, 2024, respectively	896	892
Treasury stock, at cost; 6,802,982 shares at March 29, 2025 and 6,251,027 shares at December 28, 2024	(301,634)	(281,587)
Preferred stock, par value $0.01; 30,000,000 shares authorized; no shares issued or outstanding	—	—
Additional paid-in capital	434,519	405,921
Retained earnings	630,734	614,125
Accumulated other comprehensive (loss) gain	(253)	756
Total stockholders’ equity	764,262	740,107
Total liabilities and stockholders’ equity	$1,237,866	$1,286,120
See Notes to Unaudited Condensed Consolidated Financial Statements

YETI HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended
	March 29, 2025	March 30, 2024
Net sales	$351,128	$341,394
Cost of goods sold	149,406	146,581
Gross profit	201,722	194,813
Selling, general, and administrative expenses	180,051	168,996
Operating income	21,671	25,817
Interest income, net	308	659
Other income (expense), net	1,376	(4,101)
Income before income taxes	23,355	22,375
Income tax expense	(6,746)	(6,520)
Net income	$16,609	$15,855

Net income per share
Basic	$0.20	$0.18
Diluted	$0.20	$0.18

Weighted-average common shares outstanding
Basic	82,598	86,355
Diluted	83,543	87,157
See Notes to Unaudited Condensed Consolidated Financial Statements

YETI HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended
	March 29, 2025	March 30, 2024
Net income	$16,609	$15,855
Other comprehensive (loss) income
Foreign currency translation adjustments	(1,009)	788
Total comprehensive income	$15,600	$16,643
See Notes to Unaudited Condensed Consolidated Financial Statements

YETI HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(In thousands, including shares)

	Three Months Ended March 29, 2025
	Common Stock		Additional Paid-In Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance, December 28, 2024	89,189	$892	$405,921	(6,251)	$(281,587)	$614,125	$756	$740,107
Stock-based compensation	—	—	10,144	—	—	—	—	10,144
Common stock issued under employee benefit plans	444	4	(4)	—	—	—	—	—
Common stock withheld related to net share settlement of stock-based compensation	(39)	—	(1,542)	—	—	—	—	(1,542)
Repurchase of common stock, including excise tax	—	—	20,000	(552)	(20,047)	—	—	(47)
Other comprehensive loss	—	—	—	—	—	—	(1,009)	(1,009)
Net income	—	—	—	—	—	16,609	—	16,609
Balance, March 29, 2025	89,594	$896	$434,519	(6,803)	$(301,634)	$630,734	$(253)	$764,262

	Three Months Ended March 30, 2024
	Common Stock		Additional Paid-In Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance, December 30, 2023	88,593	$886	$386,377	(1,677)	$(100,025)	$438,436	$(2,064)	$723,610
Stock-based compensation	—	—	8,497	—	—	—	—	8,497
Common stock issued under employee benefit plans	343	3	(3)	—	—	—	—	—
Common stock withheld related to net share settlement of stock-based compensation	(30)	—	(1,174)	—	—	—	—	(1,174)
Repurchase of common stock, including excise tax	—	—	(20,000)	(1,998)	(80,677)	—	—	(100,677)
Other comprehensive income	—	—	—	—	—	—	788	788
Net income	—	—	—	—	—	15,855	—	15,855
Balance, March 30, 2024	88,906	$889	$373,697	(3,675)	$(180,702)	$454,291	$(1,276)	$646,899
See Notes to Unaudited Condensed Consolidated Financial Statements

YETI HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended
	March 29, 2025	March 30, 2024
Cash Flows from Operating Activities:
Net income	$16,609	$15,855
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	13,152	11,474
Amortization of deferred financing fees	161	163
Stock-based compensation	10,144	8,497
Deferred income taxes	5,708	(7)
Impairment of long-lived assets	—	2,025
Other	(3,612)	3,117
Changes in operating assets and liabilities:
Accounts receivable	170	(9,480)
Inventory	(20,220)	(11,090)
Other current assets	(11,960)	(10,425)
Accounts payable and accrued expenses	(63,009)	(106,536)
Taxes payable	(27,783)	(8,032)
Other	344	765
Net cash used in operating activities	(80,296)	(103,674)
Cash Flows from Investing Activities:
Purchases of property and equipment	(8,901)	(10,644)
Business acquisition, net of cash acquired	—	(36,164)
Additions of intangibles, net	(6,609)	(11,197)
Net cash used in investing activities	(15,510)	(58,005)
Cash Flows from Financing Activities:
Repayments of long-term debt	(1,055)	(1,055)
Taxes paid in connection with employee stock transactions	(1,542)	(1,174)
Payments of finance lease obligations	(3,874)	(586)
Repurchase of common stock	—	(100,000)
Net cash used in financing activities	(6,471)	(102,815)
Effect of exchange rate changes on cash	2,524	(555)
Net decrease in cash	(99,753)	(265,049)
Cash, beginning of period	358,795	438,960
Cash, end of period	$259,042	$173,911
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

Basis of Presentation and Principles of Consolidation

The unaudited condensed consolidated financial statements and the accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, our financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary for a fair statement of our results of operations for the interim periods. Intercompany balances and transactions are eliminated in consolidation. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to applicable rules and regulations of the SEC. The consolidated balance sheet as of December 28, 2024 is derived from the audited financial statements included in our Annual Report on Form 10-K filed with the SEC for the year ended December 28, 2024, which should be read in conjunction with these unaudited consolidated financial statements and notes thereto.

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

Fiscal Year End

We have a 52- or 53-week fiscal year that ends on the Saturday closest in proximity to December 31, such that each quarterly period will be 13 weeks in length, except during a 53-week year when the fourth quarter will be 14 weeks. Our fiscal year ending January 3, 2026 (“2025”) is a 53-week period. The first quarter of our fiscal year 2025 ended on March 29, 2025, the second quarter ends on June 28, 2025, and the third quarter ends on September 27, 2025. Our fiscal year ended December 28, 2024 (“2024”) was a 52-week period. Unless otherwise stated, references to particular years, quarters, months and periods refer to our fiscal years and the associated quarters, months, and periods of those fiscal years. The unaudited condensed consolidated financial results presented herein represent the three months ended March 29, 2025 and March 30, 2024.

Accounts Receivable

Accounts receivable are recorded net of estimated credit losses. Our allowance for credit losses was $1.4 million as of March 29, 2025 and $1.4 million as of December 28, 2024, respectively.

Inventory

Inventories are comprised primarily of finished goods and are carried at the lower of cost (primarily using weighted-average cost method) or market (net realizable value). At March 29, 2025 and December 28, 2024, inventory reserves were $3.4 million and $6.1 million, respectively.

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

Our financial instruments consist principally of cash, accounts receivable, accounts payable, and bank indebtedness. The carrying amount of cash, accounts receivable, and accounts payable approximates fair value due to the short-term maturity of these instruments. The carrying amount of our long-term bank indebtedness approximates fair value based on Level 2 inputs since our senior secured credit facility (the “Credit Facility”) carries a variable interest rate that is based on the Secured Overnight Financing Rate (“SOFR”).

Supplier Finance Program Obligations

We have a supplier finance program (“SFP”) with a financial institution which provides certain suppliers the option, at their sole discretion, to participate in the program and sell their receivables due from us for early payment. Participating eligible suppliers negotiate the terms directly with the financial institution and we have no involvement in establishing those terms nor are we a party to these agreements. Our payments associated with the invoices from the suppliers participating in the SFP are made to the financial institution according to the original invoice. The outstanding payment obligations under the SFP recorded within accounts payable in our condensed consolidated balance sheets at March 29, 2025 and December 28, 2024 were $60.9 million and $63.1 million, respectively.

Recent Accounting Guidance Not Yet Adopted

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments in this update are intended to enhance the transparency and decision usefulness of income tax disclosures primarily through changes to the rate reconciliation and income taxes paid information. This update is effective for annual periods beginning after December 15, 2024, with early adoption permitted. We are currently evaluating the ASU to determine its impact on our consolidated financial statements and related disclosures.

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

2. ACQUISITIONS
Mystery Ranch Acquisition

On February 2, 2024, we completed the acquisition of all of the equity interests of Mystery Ranch, LLC (“Mystery Ranch”), a designer and manufacturer of durable load-bearing backpacks, bags, and pack accessories. The total purchase price consideration was $36.2 million, net of a working capital adjustment and cash acquired of $2.1 million. We have integrated Mystery Ranch operations and products into our business to further expand our capabilities in our bags category. The acquisition was funded with cash on hand.

We accounted for the acquisition as a business combination using the acquisition method of accounting which requires, among other things, assets acquired and liabilities assumed be recognized at fair value as of the acquisition date. The purchase price allocation is complete and based upon valuation information available to determine the fair value of certain assets and liabilities, including goodwill.

The following table summarizes the final amounts recorded for acquired assets and assumed liabilities at the acquisition date (in thousands):

Cash	$2,051
Accounts receivable, net	4,332
Inventory (1)	17,414
Prepaid expenses and other current assets	3,299
Property and equipment	512
Operating lease right-of-use assets	1,087
Goodwill	18,014
Intangible assets	5,500
Total assets acquired	52,209

Current liabilities	$(13,240)
Non-current liabilities	(753)
Total liabilities assumed	(13,993)
Net assets acquired	$38,216
_________________________
(1)Includes a $4.8 million step-up of inventory to fair value, which was expensed as the related inventory was sold.

The goodwill recognized is attributable to the expansion of our backpack and bag offerings and expected synergies from integrating Mystery Ranch’s products into our product portfolio. The goodwill will be deductible for income tax purposes. The intangible assets recognized consist of a tradename and customer relationships and have useful lives which range from 8 to 15 years.

Pro forma results are not presented as the impact of this acquisition is not material to our consolidated financial results. The net sales and earnings impact of this acquisition was not material to our consolidated financial results for the three months ended March 29, 2025.

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

During the second quarter of 2023, we began issuing gift cards as remedies in connection with our voluntary recalls. We recognize sales from gift cards as they are redeemed for products. Contract liabilities that represented unredeemed gift card liabilities were $2.8 million and $2.9 million, as of March 29, 2025 and December 28, 2024, respectively.

The following table provides information about accounts receivable and contract liabilities at the periods indicated (in thousands):

	March 29, 2025	December 28, 2024
Accounts receivable, net	$120,543	$120,190
Contract liabilities	$(9,773)	$(10,462)
For the three months ended March 29, 2025, we recognized $8.2 million of revenue that was previously included in the contract liability balance at the beginning of the period.

Disaggregation of Revenue

The following table disaggregates our net sales by channel, product category, and geography (based on end-consumer location) for the periods indicated (in thousands):

	Three Months Ended
	March 29, 2025	March 30, 2024
Net Sales by Channel
Wholesale	$154,912	$153,568
Direct-to-consumer	196,216	187,826
Total net sales	$351,128	$341,394

Net Sales by Category
Coolers & Equipment	$140,217	$119,906
Drinkware	205,601	214,580
Other	5,310	6,908
Total net sales	$351,128	$341,394

Net Sales by Geographic Region
United States	$271,275	$275,796
International	79,853	65,598
Total net sales	$351,128	$341,394

For both the three months ended March 29, 2025 and March 30, 2024, no single customer represented over 10% of gross sales.

4. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets include the following (in thousands):

	March 29, 2025	December 28, 2024
Prepaid expenses	$38,898	$18,115
Prepaid taxes	12,053	14,278
Other	6,165	5,330
Total prepaid expenses and other current assets	$57,116	$37,723
5. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following (in thousands):

	March 29, 2025	December 28, 2024
Product recall reserves	$10,671	$12,059
Accrued freight and other operating expenses	35,605	44,953
Contract liabilities	9,773	10,462
Customer discounts, allowances, and returns	8,486	11,989
Advertising and marketing	5,623	9,218
Warranty reserve	8,881	9,416
Interest payable	276	142
Accrued capital expenditures	4,329	1,194
Other	26,406	28,777
Total accrued expenses and other current liabilities	$110,050	$128,210

6. INCOME TAXES

Income tax expense was $6.7 million and $6.5 million for the three months ended March 29, 2025 and March 30, 2024, respectively. The increase in income tax expense was primarily due to higher income before income taxes. The effective tax rate was 29% for each of the three months ended March 29, 2025 and March 30, 2024.

Deferred tax assets were $3.4 million as of March 29, 2025 and $9.1 million as of December 28, 2024, which is presented in other assets on our unaudited condensed consolidated balance sheet.

The Organization for Economic Co-operation and Development enacted model rules for a new global minimum tax framework, also known as Pillar Two. Certain governments globally have enacted, or are in the process of enacting, legislation to address Pillar Two. For the three months ended March 29, 2025, the impact of Pillar Two on our consolidated financial statements was not material.

For interim periods, our income tax expense and resulting effective tax rate are based upon an estimated annual effective tax rate adjusted for the effects of items required to be treated as discrete to the period, including changes in tax laws, changes in estimated exposures for uncertain tax positions, and other items.

7. STOCK-BASED COMPENSATION

We award stock-based compensation to employees and directors under our 2024 Equity and Incentive Compensation Plan (“2024 Plan”). The 2024 Plan was approved by the Company’s stockholders in May 2024 and replaced the 2018 Equity and Incentive Compensation Plan (the “2018 Plan”). No new awards have been or will be granted under the 2018 Plan since the 2024 Plan was approved. The 2018 Plan replaced the 2012 Equity and Performance Incentive Plan, as amended and restated on June 20, 2018 (the “2012 Plan”). No awards remain outstanding under the 2012 Plan. Awards outstanding under the 2018 Plan will continue to remain outstanding according to their terms. Shares subject to stock awards granted under the 2018 Plan (a) that expire or terminate without being exercised or (b) that are forfeited under an award, return to the 2024 Plan.

We recognized non-cash stock-based compensation expense of $10.1 million and $8.5 million for the three months ended March 29, 2025 and March 30, 2024, respectively. At March 29, 2025, total unrecognized stock-based compensation expense of $76.7 million for all stock-based compensation plans is expected to be recognized over a weighted-average period of 2.2 years.

Stock-based activity for the three months ended March 29, 2025 is summarized below (in thousands, except per share data):

	Stock Options		Performance-Based Restricted Stock Awards and Units		Restricted Stock Units, Restricted Stock Awards, and Deferred Stock Units
	Number of Options	Weighted Average Exercise Price	Number of PBRSs and PRSUs	Weighted Average Grant Date Fair Value	Number of RSUs, RSAs, and DSUs	Weighted Average Grant Date Fair Value
Balance, December 28, 2024	559	$19.72	507	$42.92	1,444	$39.54
Granted	—	—	223	41.31	754	38.00
Exercised/released	—	—	(86)	64.48	(358)	40.67
Performance adjustment(1)	—	—	18	64.48	—	—
Forfeited/expired	—	—	—	—	(77)	39.48
Balance, March 29, 2025	559	$19.72	662	$40.16	1,763	$38.65
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
The following table sets forth the calculation of earnings per share and weighted-average common shares outstanding at the dates indicated (in thousands, except per share data):

	Three Months Ended
	March 29, 2025	March 30, 2024
Net income	$16,609	$15,855

Weighted-average common shares outstanding—basic	82,598	86,355
Effect of dilutive securities	945	802
Weighted-average common shares outstanding—diluted	83,543	87,157

Earnings per share
Basic	$0.20	$0.18
Diluted	$0.20	$0.18
Effects of potentially dilutive securities are presented only in periods in which they are dilutive. For both the three months ended March 29, 2025 and March 30, 2024, outstanding stock-based awards representing 1.0 million shares and less than 0.1 million shares of common stock were excluded from the calculation of diluted earnings per share, because their effect would be anti-dilutive.
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

During the first quarter of 2025, our Board of Directors approved a $350.0 million increase to the Share Repurchase Program authorization, excluding fees, commissions, and excise tax due under the Inflation Reduction Act of 2022. As of March 29, 2025, $450.0 million remained available under the Share Repurchase Program.

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
The following table presents segment information for net sales, segment profit, and significant expenses (in thousands):

	Three Months Ended
	March 29, 2025	March 30, 2024
Net sales	351,128	341,394
Cost of goods sold(1)	149,406	146,581
Gross profit	201,722	194,813
Selling, general, and administrative expenses
Distribution and fulfillment	59,674	61,332
Compensation and benefits(2)	49,855	44,896
Marketing	25,932	25,190
General and administrative(3)	36,510	30,492
Depreciation and amortization	8,080	7,086
Total selling, general and administrative expenses	180,051	168,996
Operating income	21,671	25,817
Interest income (expense), net	308	659
Other (expense) income, net	1,376	(4,101)
Income before income taxes	23,355	22,375
Income tax expense	(6,746)	(6,520)
Net income	$16,609	$15,855
_________________________
(1)Includes depreciation expense of $5.1 million and $4.4 million for the three months ended March 29, 2025 and March 30, 2024.
(2)Represents employee compensation and benefits, including non-cash stock-based compensation expense.
(3)Includes information technology, corporate infrastructure costs, contract labor, professional fees and services, asset impairments, and organizational realignment costs.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis contains forward-looking statements within the meaning of the federal securities laws and should be read in conjunction with the disclosures we make concerning risks and other factors that may affect our business and operating results, including those described in more detail in Part I “Item 1A. Risk Factors” included in our Annual Report on Form 10-K for the year ended December 28, 2024. The information contained in this section should also be read in conjunction with our consolidated financial statements and related notes and the information contained elsewhere in this Report. See also “Cautionary Note Regarding Forward-Looking Statements” immediately prior to Part I, Item I in this Quarterly Report on Form 10-Q.

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
We distribute our products through a balanced omni-channel platform, consisting of our wholesale and direct-to-consumer (“DTC”) channels. In our wholesale channel, we sell our products through select national and regional accounts and an assemblage of independent retail partners throughout the United States, Canada, Australia, New Zealand, Europe, and Japan, among others. We carefully evaluate and select retail partners that have an image and approach that are consistent with our premium brand and pricing. Our domestic national and regional specialty retailers include Dick’s Sporting Goods, REI, Academy Sports + Outdoors, Bass Pro Shops, Ace Hardware, Scheels, and Tractor Supply Company. We sell our products in our DTC channel to customers through our websites and YETI Authorized on the Amazon Marketplace, as well as in our retail stores. Additionally, we offer customized products with licensed marks and original artwork primarily through our DTC channel, including our corporate sales channel, on our websites, and at select retail stores. Our corporate sales program offers customized products to corporate customers for a wide-range of events and activities and in certain instances may also offer products to re-sell.

Product Introductions and Updates

During the first quarter of 2025, we expanded our bag offerings with the launch of our new Ranchero pack in two sizes, and introduced new seasonal colorways across our Drinkware and Coolers & Equipment categories.

Macroeconomic Conditions

Our business is exposed to and impacted by macroeconomic factors, including but not limited to uncertainty surrounding inflationary pressures, consumer confidence and purchasing behaviors, foreign currency exchange rate fluctuations, and government actions and policies, including changes in interest rates, tax rates, and tariffs. We experienced the continuation of a challenging macroeconomic environment through the first quarter of 2025. If a number of macroeconomic factors continue or worsen, we expect our business and results of operations to be adversely impacted in 2025. We intend to continue to carefully monitor macroeconomic developments and manage our business accordingly.

The current levels of tariffs on imports from China significantly raise the cost of certain of our products, particularly in our Drinkware category. As such, we expect current tariff rates to have a material negative impact on our gross margins and results of operations for 2025. We are pursuing strategic options to mitigate such impact. Importantly, we have accelerated our strategy to diversify our Drinkware manufacturing to additional countries beyond China and now expect a large majority of such manufacturing capacity to be outside of China by the end of 2025. However, a significant percentage of our Drinkware manufacturing capacity currently remains in China. The other strategic options to further mitigate tariff impacts include management of operating expenses, working capital and cash, negotiations with suppliers, evaluating pricing strategies, leveraging tariff exemptions where possible, and pursuing other supply chain optimization activities. While we pursue these mitigation strategies, we may not be able to continue sourcing certain products from China and in some cases we may intend to strategically decrease the amount of products that we source from China. As a result, we expect inventory constraints that will likely adversely impact sales in 2025.

Given the uncertainty regarding the scope and duration of the current or future tariffs, as well as the potential for additional trade actions by the United States or other countries, the ultimate impact on our business and results of operations is uncertain. Nevertheless, we believe that our ongoing mitigation strategies, together with our strong cash position, inventory on hand and availability under our Revolving Credit Facility, will allow us to navigate this uncertain period and provide sufficient liquidity to fund our operations for at least the next twelve months and foreseeable future.

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

Selling, general, and administrative expenses. Selling, general, and administrative (“SG&A”) expenses consist primarily of marketing costs, employee compensation and benefits costs, including non-cash stock-based compensation, distribution and fulfillment costs, depreciation and amortization expense, and general and administrative expenses. Our distribution and fulfillment costs include costs of our third-party warehousing and logistics operations, outbound freight costs, costs of operating on third-party DTC marketplaces, and credit card processing fees. Certain distribution and fulfillment costs will vary as they are dependent on our sales volume and our channel mix. Our DTC channel variable SG&A costs are generally higher as a percentage of net sales than our wholesale channel distribution costs.

Fiscal Year. We have a 52- or 53-week fiscal year that ends on the Saturday closest in proximity to December 31, such that each quarterly period will be 13 weeks in length, except during a 53-week year when the fourth quarter will be 14 weeks. Our fiscal year ending January 3, 2026 (“2025”) is a 53-week period. The first quarter of our fiscal year 2025 ended on March 29, 2025, the second quarter ends on June 28, 2025, and the third quarter ends on September 27, 2025. Our fiscal year ended December 28, 2024 (“2024”) was a 52-week period. Unless otherwise stated, references to particular years, quarters, months and periods refer to our fiscal years and the associated quarters, months, and periods of those fiscal years. The unaudited condensed consolidated financial results presented herein represent the three months ended March 29, 2025 and March 30, 2024.

Results of Operations

The discussion below should be read in conjunction with the following table and our unaudited condensed consolidated financial statements and related notes contained elsewhere in this Quarterly Report on Form 10-Q. The following table sets forth selected statement of operations data, and their corresponding percentage of net sales, for the periods indicated (dollars in thousands):

	Three Months Ended
	March 29, 2025		March 30, 2024
Statement of Operations
Net sales	$351,128	100%	$341,394	100%
Cost of goods sold	149,406	43%	146,581	43%
Gross profit	201,722	57%	194,813	57%
Selling, general, and administrative expenses	180,051	51%	168,996	50%
Operating income	21,671	6%	25,817	8%
Interest income	308	—%	659	—%
Other income (expense), net	1,376	—%	(4,101)	1%
Income before income taxes	23,355	7%	22,375	7%
Income tax expense	(6,746)	2%	(6,520)	2%
Net income	$16,609	5%	$15,855	5%

Comparison of the Three Months Ended March 29, 2025 and March 30, 2024

	Three Months Ended
	March 29, 2025	March 30, 2024	Change
(dollars in thousands)			$	%
Net sales	$351,128	$341,394	$9,734	3%
Gross profit	$201,722	$194,813	$6,909	4%
Gross margin (gross profit as a % of net sales)	57.4%	57.1%	30 basis points
Selling, general, and administrative expenses	$180,051	$168,996	$11,055	7%
SG&A as a % of net sales	51.3%	49.5%	180 basis points

Net Sales

Net sales increased $9.7 million, or 3%, to $351.1 million for the three months ended March 29, 2025, compared to $341.4 million for the three months ended March 30, 2024. Net sales for the first quarter of 2024 and 2023 also include $0.9 million and $2.0 million, respectively, of sales related to gift card redemptions in connection with recall remedies.

Net sales in our channels were as follows:

•DTC channel net sales increased $8.4 million, or 4%, to $196.2 million, compared to $187.8 million in the prior year quarter, primarily due to growth in Coolers & Equipment. DTC channel mix was 56% in the first quarter of 2025, compared to 55% in the first quarter of 2024.
•Wholesale channel net sales increased $1.3 million, or 1%, to $154.9 million, compared to $153.6 million in the same period last year, primarily due to growth in Coolers & Equipment.

Net sales in our two primary product categories were as follows:

•Drinkware net sales decreased by $9.0 million, or 4%, to $205.6 million, compared to $214.6 million in the prior year quarter. Drinkware performance was driven by growth in our international regions that was more than offset by a decline in our U.S. region. Drinkware performance was also impacted by a challenging compare of 13% growth in the prior year quarter, as well as the strategic shift to prioritize supply chain diversification over new innovation during the current year quarter.
•Coolers & Equipment net sales increased by $20.3 million, or 17%, to $140.2 million, compared to $119.9 million in the same period last year, due to growth in both our U.S. and international regions, driven by strong performance in bags and hard coolers.

Net sales in the U.S. decreased $4.5 million, or 2%, to $271.3 million for the three months ended March 29, 2025. Net sales in international locations increased $14.3 million, or 22%, to $79.9 million for the three months ended March 29, 2025. Net sales in international locations represented 23% and 19% of total net sales in the first quarter of 2024 and 2023, respectively.

Gross Profit

Gross profit increased $6.9 million, or 4%, to $201.7 million, compared to $194.8 million in the prior year quarter. Gross margin rate increased 30 basis points to 57.4% from 57.1% in the prior year quarter, primarily due to the following factors:

•lower product costs, which favorably impacted gross margin by 120 basis points; and
•the absence in the current year quarter of the amortization of inventory fair value step-up in connection with the Mystery Ranch acquisition, which favorably impacted gross margin by 50 basis points.

These were partially offset by:

•a decrease in the mix of Drinkware net sales, which unfavorably impacted gross margin by 100 basis points; and
•the unfavorable impact of foreign currency exchange rates, which unfavorably impacted gross margin by 40 basis points.

Selling, General, and Administrative Expenses

SG&A expenses increased $11.1 million, or 7%, to $180.1 million for the three months ended March 29, 2025, compared to $169.0 million for the three months ended March 30, 2024. As a percentage of net sales, SG&A expenses increased 180 basis points to 51.3% from 49.5% in the prior year quarter. The increase in SG&A expenses was primarily driven by:

•an increase in general and administrative expenses of $6.1 million (increasing SG&A as a percent of sales by 160 basis points) mainly due to higher advisory and legal fees, technology expenses, and occupancy costs, partially offset by the absence of asset impairments;
•an increase in employee compensation and benefits expenses of $5.0 million (increasing SG&A as a percent of sales by 100 basis points) mainly due to investments in headcount to support future growth and an increase in non-cash stock-based compensation expense;
•an increase in depreciation and amortization expense of $1.0 million (increasing SG&A as a percent of sales by 20 basis points); and
•an increase in marketing and advertising expenses of $0.7 million (no impact on SG&A as a percent of sales).

The increases in SG&A expenses were partially offset by lower distribution and fulfillment expenses of $1.7 million (decreasing SG&A as a percent of sales by 100 basis points) mainly due to lower outbound freight, partially offset by higher online marketplace fees associated with higher net sales and third-party logistics fees.

Non-Operating Expenses

Interest income, net was $0.3 million for the three months ended March 29, 2025. Interest income, net was $0.7 million for the three months ended March 30, 2024. The change versus the prior year quarter was primarily due to a decrease in interest income, partially offset by a decrease in interest expense.

Other income was $1.4 million for the three months ended March 29, 2025, compared to other expense of $4.1 million for the three months ended March 30, 2024. The change versus the prior year quarter was primarily due to foreign currency gains on intercompany balances for the three months ended March 29, 2025 versus foreign currency losses on intercompany balances for the three months ended March 30, 2024.

Income tax expense was $6.7 million for the three months ended March 29, 2025, compared to $6.5 million for the three months ended March 30, 2024. The increase in income tax expense was primarily due to higher income before income taxes. The effective tax rate was 29% for both of the three months ended March 29, 2025 and March 30, 2024.
Liquidity and Capital Resources

General

Our cash requirements have principally been for working capital purposes, long-term debt repayments, and capital expenditures. We fund our working capital and our capital investments from cash flows from operating activities, cash on hand, and borrowings available under our revolving credit facility (the “Revolving Credit Facility”). Pursuant to our Share Repurchase Program described below, we may also use cash to repurchase shares of our common stock. We believe that our current operating performance, operating plan, strong cash position, and borrowings available under our Revolving Credit Facility, will be sufficient to satisfy our liquidity needs and cash requirements for at least the next twelve months and foreseeable future.

Current Liquidity

As of March 29, 2025, we had a cash balance of $259.0 million, working capital (excluding cash) of $210.9 million, and $300.0 million of borrowings available under the Revolving Credit Facility.

Credit Facility

Our Credit Facility provides for a $300.0 million Revolving Credit Facility and an $84.4 million term loan (the “Term Loan A”).

At March 29, 2025, we had $77.0 million principal amount of indebtedness outstanding under the Term Loan A under the Credit Facility and no outstanding borrowings under the Revolving Credit Facility. The weighted-average interest rate for borrowings under the Term Loan A was 6.20% during the three months ended March 29, 2025.

The Credit Facility requires us to comply with certain covenants, including financial covenants regarding our total net leverage ratio and interest coverage ratio. Fluctuations in these ratios may increase our interest expense. Failure to comply with these covenants and certain other provisions of the Credit Facility, or the occurrence of a change of control, could result in an event of default and an acceleration of our obligations under the Credit Facility or other indebtedness that we may incur in the future. At March 29, 2025, we were in compliance with all covenants and expect to remain in compliance with all covenants under the Credit Facility.

Share Repurchase Program

On February 1, 2024, our Board of Directors authorized the repurchase of up to $300.0 million of YETI’s common stock (the “Share Repurchase Program”), excluding fees, commissions, and excise tax due under the Inflation Reduction Act of 2022. The common stock may be repurchased from time to time at prevailing prices in the open market, through various methods, including, but not limited to, open market, privately negotiated, or accelerated share repurchase transactions. Repurchases under the share repurchase program may also be made pursuant to a plan adopted under Rule 10b5-1 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The timing, manner, price, and actual amount of share repurchases will be determined by management based on various factors, including, but not limited to, stock price, economic and market conditions, other capital allocation needs and opportunities, and corporate and regulatory considerations. YETI has no obligation to repurchase any amount of our common stock, and such repurchases may be suspended or discontinued at any time.

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

During the first quarter of 2025, our Board of Directors approved a $350.0 million increase to the Share Repurchase Program authorization, excluding fees, commissions, and excise tax due under the Inflation Reduction Act of 2022. As of March 29, 2025, $450.0 million remained available under the Share Repurchase Program.

Material Cash Requirements

Other than as disclosed above, there have been no material changes in our material cash requirements for contractual and other obligations, including capital expenditures, as disclosed under “Material Cash Requirements” included in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 28, 2024 filed with the U.S. Securities and Exchange Commission (the “SEC”).

Cash Flows from Operating, Investing, and Financing Activities

The following table summarizes our cash flows from operating, investing and financing activities for the periods indicated (in thousands):

	Three Months Ended
	March 29, 2025	March 30, 2024
Cash flows provided by (used in):
Operating activities	$(80,296)	$(103,674)
Investing activities	$(15,510)	$(58,005)
Financing activities	$(6,471)	$(102,815)
Operating Activities

Cash flows related to operating activities are dependent on net income, non-cash adjustments to net income, and changes in working capital. The decrease in cash used in operating activities during the three months ended March 29, 2025 compared to cash used in operating activities during the three months ended March 30, 2024 is primarily due to a decrease in cash used in working capital driven by higher accounts payable and accrued expenses balances, partially offset by lower taxes payables balances in the current year period.
Investing Activities
The decrease in cash used in investing activities during the three months ended March 29, 2025 was primarily due to the acquisition of Mystery Ranch, LLC and Butter Pat Industries, LLC in the prior year period.
Financing Activities

The decrease in cash used by financing activities during the three months ended March 29, 2025 was primarily due to repurchases of common stock in the prior year period.
Recent Accounting Pronouncements

For a description of recently issued and adopted accounting pronouncements, including the respective dates of adoption and expected effects on our results of operations and financial condition, see “Recently Adopted Accounting Pronouncements” in Note 1 of the Unaudited Condensed Consolidated Financial Statements.
Critical Accounting Policies and Estimates
Our unaudited condensed consolidated financial statements are prepared in accordance with GAAP. The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ materially from those estimates. A discussion of the accounting policies that management considers critical in that they involve significant management judgments and assumptions require estimates about matters that are inherently uncertain and because they are important for understanding and evaluating our reported financial results is included in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 28, 2024 filed with the SEC.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to our market risk exposures or management of market risk from those disclosed in Quantitative and Qualitative Disclosures About Market Risk included under Item 7A in our Annual Report on Form 10-K for the year ended December 28, 2024.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding disclosures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 29, 2025.

Changes in Internal Control over Financial Reporting

During the quarter ended March 29, 2025, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations in Effectiveness of Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures, or our internal controls, will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision making can be faulty and that breakdowns can occur because of simple error or mistake or fraud. Additionally, controls can be circumvented by individuals or groups of persons or by an unauthorized override of the controls. Accordingly, because of the inherent limitations in our control system, misstatements in our public reports due to error or fraud may occur and not be detected.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings

We are involved in various claims and legal proceedings, some of which are covered by insurance. We believe that our existing claims and proceedings are not material.

Item 1A. Risk Factors

Except as set forth below, there have been no material changes to the risk factors contained in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 28, 2024.

Current tariff levels, if continued, are expected to materially adversely affect our business in 2025 and any additional or increased tariffs or other restrictions on foreign imports or any related counter-measures taken by other countries, could further harm our business and results of operations.

Most of our imported products are subject to tariffs, duties, indirect taxes, quotas and non-tariff trade barriers, any of which may limit the quantity of products that we may import into the United States and other countries or may impact the cost of such products. To maximize opportunities, we rely on free trade agreements and other supply chain initiatives, and, as a result, we are subject to government regulations and restrictions with respect to our cross-border activity. Additionally, we are subject to government regulations relating to importation activities, including related to U.S. Customs and Border Protection (“CBP”) withhold release orders. The imposition of taxes, duties and quotas, the withdrawal from or the material modification to trade agreements, retaliatory actions from other countries, and/or if CBP detains shipments of our goods pursuant to a withhold release order could have a material adverse effect on our business, results of operations and financial condition.

During 2025, the United States has implemented and then subsequently modified tariffs, and may continue increasing or modifying tariffs, trade restrictions, and trade agreements between the United States and other countries. The levels of tariffs in effect during the first quarter of 2025 did not have a material impact on our business. However, the current levels of tariffs on imports from China significantly raise the cost of certain of our products, particularly in our Drinkware category. As such, we expect current tariff rates to have a material negative impact on our gross margins and results of operations for 2025.

We are taking or considering taking measures to alleviate such impact, but there can be no assurance that such measures will mitigate the potential negative impact of current or potential tariffs on our business or results of operations. Importantly, we have accelerated our strategy to diversify our Drinkware manufacturing to additional countries beyond China and now expect a large majority of such manufacturing capacity to be outside of China by the end of 2025. However, a significant percentage of our Drinkware manufacturing capacity currently remains in China. The other strategic options to further mitigate tariff impacts include management of operating expenses, working capital and cash, negotiations with suppliers, evaluating pricing strategies, leveraging tariff exemptions where possible, and pursuing other supply chain optimization activities. While we pursue these mitigation strategies, we may not be able to, or in some cases we may intend to, strategically decrease the amount of certain products that we source from China. As a result, we expect inventory constraints that will likely adversely impact sales in 2025.

If we do not meet demand due to constrained inventory, we could damage our relationships with our wholesale partners and customers and delay or lose sales opportunities, which could unfavorably impact our future sales and materially negatively impact our results of operations. In addition, a change in available exemptions, an increase in tariffs in other countries, or retaliatory actions from other countries, could further constrain our supply chain and further raise the cost of our products.

At current levels, tariffs have potential tangential economic impacts that may also harm our business. If businesses are forced to raise their prices in response to tariffs or other factors, higher prices for consumers may lead to a decrease in disposable consumer income and reduced consumer demand for many types of products, including ours. Demand for our products could also be harmed if the indirect impacts of tariffs cause a recession and there is a decrease in consumer discretionary spending.

Given the uncertainty regarding the scope and duration of the current and potential tariffs, as well as the potential for additional trade actions by the United States or other countries, the ultimate impact on our business and results of operations is uncertain but could be material.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table sets forth the repurchases of our common stock during the three months ended March 29, 2025:

Period	Total Number of Shares Purchased	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Programs	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)(2)
December 29, 2024 - February 1, 2025(3)	551,955	$36.23	551,955	$450,000
February 2 - March 1, 2025	—	—	—	—
March 2 - March 29, 2025	—	—	—	—
	551,955		551,955
_________________________________________
(1)Average price paid per share excludes excise tax due under the Inflation Reduction Act of 2022.
(2)In February 2024, YETI’s Board of Directors approved a $300.0 million share repurchase program (the “Share Repurchase Program”), excluding fees, commissions, and excise tax due under the Inflation Reduction Act of 2022. As of December 28, 2024, $100.0 million remained available under the Share Repurchase Program. During the first quarter of 2025, YETI’s Board of Directors increased the Share Repurchase Program authorization by $350.0 million, excluding fees, commissions, and excise tax due under the Inflation Reduction Act of 2022. As of March 29, 2025, $450.0 million remained available under the Share Repurchase Program. See Note 9-Stockholders’ Equity for additional information about the Share Repurchase Program.
(3)On November 12, 2024, we entered into an accelerated share repurchase agreement (the “November ASR Agreement”) with Goldman Sachs & Co. LLC to repurchase $100.0 million of YETI’s common stock, and received an initial delivery of 1,933,301 shares of YETI’s common stock. On January 6, 2025, the ASR Agreement was completed and we received an additional 551,955 shares of YETI’s common stock. See Note 9-Stockholders’ Equity for additional information about the ASR Agreement.

Item 5. Other Information

Insider Trading Arrangements

During the three months ended March 29, 2025, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or constituted a “non Rule 10b5-1 trading arrangement.”

Item 6. Exhibits

Exhibit Number	Exhibit

3.1	Amended and Restated Certificate of Incorporation of YETI Holdings, Inc. (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K on October 26, 2018 and incorporated herein by reference)

3.2	Amended and Restated Bylaws of YETI Holdings, Inc. (filed as Exhibit 3.1 to the Company's Current Report on Form 8-K on February 7, 2024 and incorporated herein by reference)

10.1*†	Form of Global Restricted Stock Unit Agreement under the 2024 Equity and Incentive Compensation Plan (2025 Form)

10.2*†	Form of Global Performance-Based Restricted Stock Unit Agreement under the 2024 Equity and Incentive Compensation Plan (2025 Form)

10.3*†	Form of Non-Employee Director Deferred Stock Unit Agreement under the 2024 Equity and Incentive Compensation Plan (2025 Form)

10.4*†	Form of Non-Employee Director Restricted Stock Unit Agreement under the 2024 Equity and Incentive Compensation Plan (2025 Form)

10.5*†	Non-Employee Director Compensation Policy (effective May 1, 2025)

10.6
Cooperation Agreement, dated March 14, 2025, by and among YETI Holdings, Inc., Engaged Capital Flagship Master Fund, LP, Engaged Capital Co-Invest XVIII, LP, Engaged Capital, LLC, Engaged Capital Holdings, LLC, and Glenn W. Welling (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on March 17, 2025 and incorporated herein by reference)

19.1*	YETI Holdings, Inc. Insider Trading Policy (effective May 1, 2025)

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*
The following unaudited financial statements from YETI Holdings, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2025, formatted in Inline eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Equity, (v) Consolidated Statements of Cash Flows, and (v) Notes to the Unaudited Condensed Consolidated Financial Statements

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

YETI Holdings, Inc.

Dated: May 8, 2025	By:	/s/ Matthew J. Reintjes
Matthew J. Reintjes
President and Chief Executive Officer (Principal Executive Officer)

Dated: May 8, 2025	By:	/s/ Michael J. McMullen
Michael J. McMullen
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)