Form 10-Q
period 2025-06-28
YETI Holdings, Inc.
filed 2025-08-07
CIK 1670592

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________________________
FORM 10-Q
____________________________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
There were 81,224,223 shares of common stock ($0.01 par value) outstanding as of July 31, 2025.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical or current fact included in this Quarterly Report on Form 10-Q are forward-looking statements. Forward-looking statements include statements containing words such as “anticipate,” “assume,” “believe,” “can,” “have,” “contemplate,” “continue,” “could,” “design,” “due,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “likely,” “may,” “might,” “objective,” “plan,” “predict,” “project,” “potential,” “seek,” “should,” “target,” “will,” “would,” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operational performance or other events. For example, all statements made relating to our expectations about our share repurchase program, expected market or macroeconomic conditions, the impacts of tariffs, supply chain and manufacturing diversification efforts, other tariff mitigation strategies, estimated and projected costs, expenditures, and growth rates, plans and objectives for future operations, growth, or initiatives, or strategies are forward-looking statements. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that are expected and, therefore, you should not unduly rely on such statements. The risks and uncertainties that could cause actual results to differ materially from those expressed or implied by these forward-looking statements include but are not limited to: economic conditions or consumer confidence in future economic conditions; our ability to maintain and strengthen our brand and generate and maintain ongoing demand and prices for our products; our ability to successfully design, develop and market new products; our ability to accurately forecast demand for our products and our results of operations; our ability to effectively manage our growth and supply chain; our ability to expand into additional consumer markets, and our success in doing so; the success of our international expansion plans; our ability to compete effectively in the outdoor and recreation market and protect our brand; the level of customer spending for our products, which is sensitive to general economic conditions and other factors; our ability to attract and retain skilled personnel and senior management, and to maintain the continued efforts of our management and key employees; our ability to protect our intellectual property; claims by third parties that we have infringed on their intellectual property rights; our involvement in legal or regulatory proceedings or audits; product recalls, warranty liability, product liability, or other claims against us; problems with, or loss of, our third-party contract manufacturers and suppliers, or an inability to obtain raw materials; our ability to timely obtain shipments and deliver products; risks related to manufacturer concentrations; fluctuations in the cost and availability of raw materials, equipment, labor, and transportation and subsequent manufacturing delays or increased costs; legal, regulatory, economic, political and public health risks associated with international trade; adverse changes in international trade policies, tariffs and treaties, including increases in tariff rates and the imposition of additional tariffs; the impact of currency exchange rate fluctuations; our ability to appropriately address emerging environmental, social and governance matters and meet our environmental, social and governance goals; our and our suppliers’ and partners’ ability to comply with applicable laws and regulations; our relationships with our national, regional, and independent retail partners, who account for a significant portion of our sales; seasonal and quarterly variations in our business; financial difficulties facing our retail partners; the impact of catastrophic events or failures of our information systems, including due to cybersecurity incidents, on our operations and the operations of our manufacturing partners; the integration and use of artificial intelligence; our ability to raise additional capital on acceptable terms; the impact of our indebtedness on our ability to invest in the ongoing needs of our business; impairment to our goodwill or other intangible assets; changes in tax laws or unanticipated tax liabilities; changes to our estimates or judgments; our ability to successfully execute our share repurchase program and its impact on stockholder value and the volatility of the price of our common stock; strategic transactions targeting us; the impact of stockholder activism, takeover proposals, proxy contests or short sellers; disruptions or diversions of our management’s attention due to acquisitions or investments in other companies; and the risks and uncertainties described in detail in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 28, 2024 and subsequent Quarterly Reports on Form 10-Q filed with the SEC, as such risk factors may be amended, supplemented or superseded from time to time by other reports we file with the United States Securities and Exchange Commission.

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

TRADEMARKS AND SERVICE MARKS

Solely for convenience, certain trademark and service marks (the “marks”) referred to in this Quarterly Report on Form 10‑Q appear without the ® or ™ symbols, but those references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights to these marks. This Quarterly Report on Form 10-Q may also contain additional marks of other companies, which are the property of their respective owners.

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
YETI HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except shares and par value)

	June 28, 2025	December 28, 2024
ASSETS
Current assets
Cash	$269,673	$358,795
Accounts receivable, net	163,595	120,190
Inventory	342,131	310,058
Prepaid expenses and other current assets	52,771	37,723
Total current assets	828,170	826,766
Property and equipment, net	138,224	126,270
Operating lease right-of-use assets	84,732	78,279
Goodwill	72,308	72,557
Intangible assets, net	176,165	172,023
Other assets	3,445	10,225
Total assets	$1,303,044	$1,286,120

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$152,290	$158,499
Accrued expenses and other current liabilities	116,803	128,210
Taxes payable	18,584	38,089
Accrued payroll and related costs	13,900	28,610
Current operating lease liabilities	21,054	19,621
Current maturities of long-term debt	6,331	6,475
Total current liabilities	328,962	379,504
Long-term debt, net of current portion	70,143	72,821
Operating lease liabilities, non-current	79,455	73,586
Other liabilities	21,752	20,102
Total liabilities	500,312	546,013

Commitments and contingencies (Note 10)

Stockholders’ Equity
Common stock, par value $0.01; 600,000,000 shares authorized; 89,669,093 and 82,121,539 shares issued and outstanding at June 28, 2025, respectively, and 89,190,494 and 82,939,467 shares issued and outstanding at December 28, 2024, respectively	897	892
Treasury stock, at cost; 7,547,554 shares at June 28, 2025 and 6,251,027 shares at December 28, 2024	(324,824)	(281,587)
Preferred stock, par value $0.01; 30,000,000 shares authorized; no shares issued or outstanding	—	—
Additional paid-in capital	445,671	405,921
Retained earnings	681,885	614,125
Accumulated other comprehensive (loss) gain	(897)	756
Total stockholders’ equity	802,732	740,107
Total liabilities and stockholders’ equity	$1,303,044	$1,286,120
See Notes to Unaudited Condensed Consolidated Financial Statements

YETI HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Net sales	$445,892	$463,499	$797,020	$804,893
Cost of goods sold	188,323	199,193	337,729	345,774
Gross profit	257,569	264,306	459,291	459,119
Selling, general, and administrative expenses	195,545	196,886	375,596	365,882
Operating income	62,024	67,420	83,695	93,237
Interest income (expense), net	295	(548)	603	111
Other income (expense), net	5,773	391	7,149	(3,710)
Income before income taxes	68,092	67,263	91,447	89,638
Income tax expense	(16,941)	(16,867)	(23,687)	(23,387)
Net income	$51,151	$50,396	$67,760	$66,251

Net income per share
Basic	$0.62	$0.59	$0.82	$0.77
Diluted	$0.61	$0.59	$0.81	$0.77

Weighted-average common shares outstanding
Basic	82,732	84,794	82,665	85,575
Diluted	83,463	85,468	83,503	86,313
See Notes to Unaudited Condensed Consolidated Financial Statements

YETI HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended		Six Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Net income	$51,151	$50,396	$67,760	$66,251
Other comprehensive (loss) income
Foreign currency translation adjustments	(644)	(58)	(1,653)	730
Total comprehensive income	$50,507	$50,338	$66,107	$66,981
See Notes to Unaudited Condensed Consolidated Financial Statements

YETI HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(In thousands, including shares)

	Three Months Ended June 28, 2025
	Common Stock		Additional Paid-In Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance, March 29, 2025	89,594	$896	$434,519	(6,803)	$(301,634)	$630,734	$(253)	$764,262
Stock-based compensation	—	—	11,173	—	—	—	—	11,173
Common stock issued under employee benefit plans	76	1	(1)	—	—	—	—	—
Common stock withheld related to net share settlement of stock-based compensation	(2)	—	(20)	—	—	—	—	(20)
Repurchase of common stock, including excise tax	—	—	—	(745)	(23,190)	—	—	(23,190)
Other comprehensive loss	—	—	—	—	—	—	(644)	(644)
Net income	—	—	—	—	—	51,151	—	51,151
Balance, June 28, 2025	89,668	$897	$445,671	(7,548)	$(324,824)	$681,885	$(897)	$802,732

	Three Months Ended June 29, 2024
	Common Stock		Additional Paid-In Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance, March 30, 2024	88,906	$889	$373,697	(3,675)	$(180,702)	$454,291	$(1,276)	$646,899
Stock-based compensation	—	—	8,828	—	—	—	—	8,828
Common stock issued under employee benefit plans	61	1	(1)	—	—	—	—	—
Common stock withheld related to net share settlement of stock-based compensation	—	—	(29)	—	—	—	—	(29)
Repurchase of common stock, including excise tax	—	—	20,000	(643)	(20,176)	—	—	(176)
Other comprehensive loss	—	—	—	—	—	—	(58)	(58)
Net income	—	—	—	—	—	50,396	—	50,396
Balance, June 29, 2024	88,967	$890	$402,495	(4,318)	$(200,878)	$504,687	$(1,334)	$705,860
See Notes to Unaudited Condensed Consolidated Financial Statements

YETI HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(In thousands, including shares)

	Six Months Ended June 28, 2025
	Common Stock		Additional Paid-In Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance, December 28, 2024	89,189	$892	$405,921	(6,251)	(281,587)	$614,125	$756	$740,107
Stock-based compensation	—	—	21,317	—	—	—	—	21,317
Common stock issued under employee benefit plans	520	5	(5)	—	—	—	—	—
Common stock withheld related to net share settlement of stock-based compensation	(41)	—	(1,562)	—	—	—	—	(1,562)
Repurchase of common stock, including excise tax	—	—	20,000	(1,297)	(43,237)	—	—	(23,237)
Other comprehensive loss	—	—	—	—	—	—	(1,653)	(1,653)
Net income	—	—	—	—	—	67,760	—	67,760
Balance, June 28, 2025	89,668	$897	$445,671	(7,548)	$(324,824)	$681,885	$(897)	$802,732

	Six Months Ended June 29, 2024
	Common Stock		Additional Paid-In Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance, December 30, 2023	88,593	$886	$386,377	(1,677)	(100,025)	$438,436	$(2,064)	$723,610
Stock-based compensation	—	—	17,325	—	—	—	—	17,325
Common stock issued under employee benefit plans	404	4	(4)	—	—	—	—	—
Common stock withheld related to net share settlement of stock-based compensation	(30)	—	(1,203)	—	—	—	—	(1,203)
Repurchase of common stock			—	(2,641)	(100,853)	—	—	(100,853)
Other comprehensive income	—	—	—	—	—	—	730	730
Net income	—	—	—	—	—	66,251	—	66,251
Balance, June 29, 2024	88,967	$890	$402,495	(4,318)	$(200,878)	$504,687	$(1,334)	$705,860

See Notes to Unaudited Condensed Consolidated Financial Statements

YETI HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended
	June 28, 2025	June 29, 2024
Cash Flows from Operating Activities:
Net income	$67,760	$66,251
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	26,297	23,559
Amortization of deferred financing fees	321	326
Stock-based compensation	21,317	17,325
Deferred income taxes	6,968	(1,966)
Impairment of long-lived assets	—	2,025
Other	(7,292)	2,343
Changes in operating assets and liabilities:
Accounts receivable	(40,769)	(60,085)
Inventory	(28,864)	(25,380)
Other current assets	(11,506)	(9,946)
Accounts payable and accrued expenses	(35,560)	(50,065)
Taxes payable	(18,572)	(13,503)
Other	799	1,402
Net cash used in operating activities	(19,101)	(47,714)
Cash Flows from Investing Activities:
Purchases of property and equipment	(19,943)	(21,636)
Business acquisition, net of cash acquired	—	(36,164)
Additions of intangibles, net	(11,143)	(14,635)
Net cash used in investing activities	(31,086)	(72,435)
Cash Flows from Financing Activities:
Repayments of long-term debt	(2,109)	(2,109)
Taxes paid in connection with employee stock transactions	(1,563)	(1,202)
Payments of finance lease obligations	(12,150)	(2,491)
Repurchase of common stock	(22,984)	(100,000)
Excise tax paid on repurchases of common stock	(1,562)	—
Net cash used in financing activities	(40,368)	(105,802)
Effect of exchange rate changes on cash	1,433	(72)
Net decrease in cash	(89,122)	(226,023)
Cash, beginning of period	358,795	438,960
Cash, end of period	$269,673	$212,937
See Notes to Unaudited Condensed Consolidated Financial Statements

YETI HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization and Business

Headquartered in Austin, Texas, YETI Holdings, Inc. is a global designer, retailer, and distributor of innovative outdoor products. From coolers and drinkware to bags and apparel, YETI products are built to meet the unique and varying needs of diverse outdoor pursuits, whether in the remote wilderness, at the beach, or anywhere life takes you. We sell our products through our wholesale channel, including independent retailers and national and regional accounts across a wide variety of end user markets, as well as through our direct-to-consumer (“DTC”) channel, which includes our websites, YETI Authorized on the Amazon Marketplace, our corporate sales program, and our retail stores. We operate in the U.S., Canada, Australia, New Zealand, Europe, and Asia.
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

Fiscal Year End

We have a 52- or 53-week fiscal year that ends on the Saturday closest in proximity to December 31, such that each quarterly period will be 13 weeks in length, except during a 53-week year when the fourth quarter will be 14 weeks. Our fiscal year ending January 3, 2026 (“2025”) is a 53-week period. The first quarter of our fiscal year 2025 ended on March 29, 2025, the second quarter ended on June 28, 2025, and the third quarter ends on September 27, 2025. Our fiscal year ended December 28, 2024 (“2024”) was a 52-week period. Unless otherwise stated, references to particular years, quarters, months and periods refer to our fiscal years and the associated quarters, months, and periods of those fiscal years. The unaudited condensed consolidated financial results presented herein represent the three and six months ended June 28, 2025 and June 29, 2024.

Accounts Receivable

Accounts receivable are recorded net of estimated credit losses. Our allowance for credit losses was $0.6 million as of June 28, 2025 and $1.4 million as of December 28, 2024, respectively.

Inventory

Inventories are comprised primarily of finished goods and are carried at the lower of cost (primarily using weighted-average cost method) or market (net realizable value). At June 28, 2025 and December 28, 2024, inventory reserves were $3.4 million and $6.1 million, respectively.

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

Supplier Finance Program Obligations

We have a supplier finance program (“SFP”) with a financial institution which provides certain suppliers the option, at their sole discretion, to participate in the program and sell their receivables due from us for early payment. Participating eligible suppliers negotiate the terms directly with the financial institution and we have no involvement in establishing those terms nor are we a party to these agreements. Our payments associated with the invoices from the suppliers participating in the SFP are made to the financial institution according to the original invoice. The outstanding payment obligations under the SFP recorded within accounts payable in our condensed consolidated balance sheets at June 28, 2025 and December 28, 2024 were $67.8 million and $63.1 million, respectively.

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

Pro forma results are not presented as the impact of this acquisition is not material to our consolidated financial results. The net sales and earnings impact of this acquisition was not material to our consolidated financial results for the three and six months ended June 28, 2025.

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

In August 2025, we acquired certain assets, including designs, tooling, and intellectual property, related to a shaker bottle for $38 million in cash.

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

During the second quarter of 2023, we began issuing gift cards as remedies in connection with our voluntary recalls. We recognize sales from gift cards as they are redeemed for products. Contract liabilities that represented unredeemed gift card liabilities were $2.9 million as of both June 28, 2025 and December 28, 2024.

The following table provides information about accounts receivable and contract liabilities at the periods indicated (in thousands):

	June 28, 2025	December 28, 2024
Accounts receivable, net	$163,595	$120,190
Contract liabilities	$(8,629)	$(10,462)
For the six months ended June 28, 2025, we recognized $9.8 million of revenue that was previously included in the contract liability balance at the beginning of the period.

Disaggregation of Revenue

The following table disaggregates our net sales by channel, product category, and geography (based on end-consumer location) for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Net Sales by Channel
Wholesale	$197,296	$213,129	$352,208	$366,697
Direct-to-consumer	248,596	250,370	444,812	438,196
Total net sales	$445,892	$463,499	$797,020	$804,893

Net Sales by Category
Coolers & Equipment	$200,572	$205,942	$340,789	$325,848
Drinkware	236,438	246,523	442,039	461,103
Other	8,882	11,034	14,192	17,942
Total net sales	$445,892	$463,499	$797,020	$804,893

Net Sales by Geographic Region
United States	$367,772	$386,886	$639,047	$662,682
International	78,120	76,613	157,973	142,211
Total net sales	$445,892	$463,499	$797,020	$804,893

For both the three and six months ended June 28, 2025, no single customer represented over 10% of gross sales. For the three months ended June 29, 2024, our largest single customer represented approximately 11% of gross sales. For the six months ended June 29, 2024, no single customer represented over 10% of gross sales.

4. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets include the following (in thousands):

	June 28, 2025	December 28, 2024
Prepaid expenses	$32,486	$18,115
Prepaid taxes	14,985	14,278
Other	5,300	5,330
Total prepaid expenses and other current assets	$52,771	$37,723
5. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following (in thousands):

	June 28, 2025	December 28, 2024
Product recall reserves	$8,691	$12,059
Accrued freight and other operating expenses	43,516	44,953
Contract liabilities	8,629	10,462
Customer discounts, allowances, and returns	12,578	11,989
Advertising and marketing	4,972	9,218
Warranty reserve	9,240	9,416
Interest payable	124	142
Accrued capital expenditures	4,343	1,194
Other	24,710	28,777
Total accrued expenses and other current liabilities	$116,803	$128,210

6. INCOME TAXES

Income tax expense was $16.9 million for each of the three months ended June 28, 2025 and June 29, 2024. The effective tax rate was 25% for each of the three months ended June 28, 2025 and June 29, 2024.

Income tax expense was $23.7 million and $23.4 million for the six months ended June 28, 2025 and June 29, 2024, respectively. The increase in income tax expense was primarily due to higher income before income taxes. The effective tax rate was 26% for each of the six months ended June 28, 2025 and June 29, 2024.

Deferred tax assets were $2.2 million as of June 28, 2025 and $9.1 million as of December 28, 2024, which is presented in other assets on our unaudited condensed consolidated balance sheet.

The Organization for Economic Co-operation and Development enacted model rules for a new global minimum tax framework, also known as Pillar Two. Certain governments globally have enacted, or are in the process of enacting, legislation to address Pillar Two. For the six months ended June 28, 2025, the impact of Pillar Two on our consolidated financial statements was not material.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain provisions of the Tax Cuts and Jobs Act set to expire, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. We are in the process of evaluating the OBBBA and its impact on our consolidated financial statements.

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

We recognized non-cash stock-based compensation expense of $11.2 million and $8.8 million for the three months ended June 28, 2025 and June 29, 2024, respectively. For the six months ended June 28, 2025 and June 29, 2024, we recognized non-cash stock-based compensation expense of $21.3 million and $17.3 million, respectively. At June 28, 2025, total unrecognized stock-based compensation expense of $67.4 million for all stock-based compensation plans is expected to be recognized over a weighted-average period of 2.0 years.

Stock-based activity for the six months ended June 28, 2025 is summarized below (in thousands, except per share data):

	Stock Options		Performance-Based Restricted Stock Awards and Units		Restricted Stock Units, Restricted Stock Awards, and Deferred Stock Units
	Number of Options	Weighted Average Exercise Price	Number of PBRSs and PRSUs	Weighted Average Grant Date Fair Value	Number of RSUs, RSAs, and DSUs	Weighted Average Grant Date Fair Value
Balance, December 28, 2024	559	$19.72	507	$42.92	1,444	$39.54
Granted	—	—	231	40.99	864	36.86
Exercised/released	—	—	(86)	64.48	(433)	40.75
Performance adjustment(1)	—	—	18	64.48	—	—
Forfeited/expired	—	—	—	—	(119)	38.74
Balance, June 28, 2025	559	$19.72	670	$40.06	1,756	$37.97
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
The following table sets forth the calculation of earnings per share and weighted-average common shares outstanding at the dates indicated (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Net income	$51,151	$50,396	$67,760	$66,251

Weighted-average common shares outstanding—basic	82,732	84,794	82,665	85,575
Effect of dilutive securities	731	674	838	738
Weighted-average common shares outstanding—diluted	83,463	85,468	83,503	86,313

Earnings per share
Basic	$0.62	$0.59	$0.82	$0.77
Diluted	$0.61	$0.59	$0.81	$0.77
Effects of potentially dilutive securities are presented only in periods in which they are dilutive. For the three and six months ended June 28, 2025, outstanding stock-based awards representing 1.8 million and 1.4 million shares, respectively, of common stock were excluded from the calculation of diluted earnings per share because their effect would be anti-dilutive. For each of the three and six months ended June 29, 2024, outstanding stock-based awards representing 0.1 million shares of common stock were excluded from the calculation of diluted earnings, because their effect would be anti-dilutive.
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

At the time they each were received, the initial share deliveries and the final share deliveries related to the February ASR Agreement and the November ASR Agreement resulted in an immediate reduction of the outstanding shares used to calculate the weighted average common shares calculation for basic and diluted earnings per share.

During the first quarter of 2025, our Board of Directors approved a $350.0 million increase to the Share Repurchase Program authorization, for a total of $450.0 million available under the Share Repurchase Program. Repurchases under the Share Repurchase Program may be made from time to time at prevailing prices in the open market, through various methods, including, but not limited to, open market, privately negotiated, or accelerated share repurchase transactions. Repurchases under the Share Repurchase Program may also be made pursuant to a plan adopted under Rule 10b5-1 promulgated under the Exchange Act.

During the second quarter of 2025, we repurchased 744,572 shares of YETI’s common stock on the open market for approximately $23.0 million, at an average repurchase price of $30.85 per share. The repurchased common stock is held as treasury stock.

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
The following table presents segment information for net sales, segment profit, and significant expenses (in thousands):

	Three Months Ended		Six Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Net sales	$445,892	$463,499	$797,020	$804,893
Cost of goods sold(1)	188,323	199,193	337,729	345,774
Gross profit	257,569	264,306	459,291	459,119
Selling, general, and administrative expenses
Distribution and fulfillment	72,629	75,620	132,303	136,952
Compensation and benefits(2)	46,344	48,019	96,199	92,915
Marketing	35,440	36,464	61,372	61,654
General and administrative(3)	32,916	29,320	69,426	59,812
Depreciation and amortization	8,216	7,463	16,296	14,549
Total selling, general and administrative expenses	195,545	196,886	375,596	365,882
Operating income	62,024	67,420	83,695	93,237
Interest income (expense), net	295	(548)	603	111
Other (expense) income, net	5,773	391	7,149	(3,710)
Income before income taxes	68,092	67,263	91,447	89,638
Income tax expense	(16,941)	(16,867)	(23,687)	(23,387)
Net income	$51,151	$50,396	$67,760	$66,251
_________________________
(1)Includes depreciation expense of $4.9 million and $4.6 million for the three months ended June 28, 2025 and June 29, 2024, respectively. Includes depreciation expense of $10.0 million and $9.0 million for the six months ended June 28, 2025 and June 29, 2024, respectively.
(2)Represents employee compensation and benefits, including non-cash stock-based compensation expense.
(3)Includes information technology, corporate infrastructure costs, contract labor, professional fees and services, asset impairments, and organizational realignment costs.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis contains forward-looking statements within the meaning of the federal securities laws and should be read in conjunction with the disclosures we make concerning risks and other factors that may affect our business and operating results, including those described in more detail in Part I “Item 1A. Risk Factors” included in our Annual Report on Form 10-K for the year ended December 28, 2024 and subsequent Quarterly Reports on Form 10-Q filed with the SEC. The information contained in this section should also be read in conjunction with our consolidated financial statements and related notes and the information contained elsewhere in this Report. See also “Cautionary Note Regarding Forward-Looking Statements” immediately prior to Part I, Item I in this Quarterly Report on Form 10-Q.

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

Product Introductions and Updates

During the first quarter of 2025, we expanded our bag offerings with the launch of the new Ranchero backpack in two sizes, and introduced new seasonal colorways across our Drinkware and Coolers & Equipment categories.

During the second quarter of 2025, we expanded our Drinkware category with the launch of the Rambler Travel Bottle in two sizes and introduced the redesigned and improved Rambler Jug in two sizes. We continued the expansion of our outdoor kitchen offerings with the launch of the Rambler Insulated Bowls in six sizes and the 14” Cast Iron Skillet. In our Coolers & Equipment category, we expanded our hard cooler offerings with the redesigned Roadie 24, the new Hondo Beach Chair, and the limited release Can Crusher. We continued the expansion of our bag offerings with the launch of the new Cayo backpack in two sizes and two new sizes of the Ranchero backpack. In our bag offerings, we also introduced the Daytrip collection, which includes the Daytrip Lunchboxes in two sizes, the Daytrip Lunch Bag, and the Daytrip Tote Bag. We also introduced new seasonal colorways across our Drinkware and Coolers & Equipment categories.

Macroeconomic Conditions

Our business is exposed to and impacted by macroeconomic factors, including but not limited to uncertainty surrounding inflationary pressures, consumer confidence and purchasing behaviors, foreign currency exchange rate fluctuations, geopolitical conflicts, and government actions and policies, including changes in interest rates, tax rates, and tariffs. We experienced the continuation of a challenging macroeconomic environment through the second quarter of 2025. If a number of macroeconomic factors continue or worsen, we expect our business and results of operations to be adversely impacted in 2025. We intend to continue to carefully monitor macroeconomic developments and manage our business accordingly.

During 2025, the United States implemented and then subsequently modified tariffs on imports from a number of countries, many of whom then imposed retaliatory tariffs on the United States. Tariffs raise the cost to import our products. As such, we expect tariffs to have a negative impact on our gross margins and results of operations for 2025. However, the ultimate degree of such negative impact is uncertain, as it depends on the level of tariffs in effect on each particular country, as well as the quantity and timing of our purchases from each affected country. For example, if tariffs on imports from China return to April 2025 levels, we would expect a further material negative impact on our gross margins and results of operations in 2025 due to the fact that a large percentage of our Drinkware manufacturing capacity will not be outside of China until the end of 2025.

We continue to pursue strategic options to mitigate the impact of tariffs. Importantly, we have continued our efforts to accelerate the diversification of our Drinkware manufacturing to additional countries beyond China, and we continue to expect a large majority of such manufacturing capacity to be outside of China by the end of 2025. The other strategic options to further mitigate tariff impacts that we are taking or evaluating include managing operating expenses, working capital and cash; negotiating with suppliers; evaluating pricing strategies; leveraging tariff exemptions where possible; and pursuing other supply chain optimization activities. During 2025, we continue to diversify our supply chain out of China. The disruption caused by this transition is impacting our ability to source certain products. As a result, we continue to expect that inventory constraints will adversely impact sales in 2025.

The ultimate impact of tariffs on our business and results of operations is uncertain. Nevertheless, we believe that our ongoing mitigation strategies, together with our strong cash position, inventory on hand and availability under our Revolving Credit Facility, will allow us to navigate this uncertain period and provide sufficient liquidity to fund our operations for at least the next twelve months and foreseeable future.

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

Fiscal Year. We have a 52- or 53-week fiscal year that ends on the Saturday closest in proximity to December 31, such that each quarterly period will be 13 weeks in length, except during a 53-week year when the fourth quarter will be 14 weeks. Our fiscal year ending January 3, 2026 (“2025”) is a 53-week period. The first quarter of our fiscal year 2025 ended on March 29, 2025, the second quarter ended on June 28, 2025, and the third quarter ends on September 27, 2025. Our fiscal year ended December 28, 2024 (“2024”) was a 52-week period. Unless otherwise stated, references to particular years, quarters, months and periods refer to our fiscal years and the associated quarters, months, and periods of those fiscal years. The unaudited condensed consolidated financial results presented herein represent the three and six months ended June 28, 2025 and June 29, 2024.

Results of Operations

The discussion below should be read in conjunction with the following table and our unaudited condensed consolidated financial statements and related notes contained elsewhere in this Quarterly Report on Form 10-Q. The following table sets forth selected statement of operations data, and their corresponding percentage of net sales, for the periods indicated (dollars in thousands):

	Three Months Ended				Six Months Ended
	June 28, 2025		June 29, 2024		June 28, 2025		June 29, 2024
Statement of Operations
Net sales	$445,892	100%	$463,499	100%	$797,020	100%	$804,893	100%
Cost of goods sold	188,323	42%	199,193	43%	337,729	42%	345,774	43%
Gross profit	257,569	58%	264,306	57%	459,291	58%	459,119	57%
Selling, general, and administrative expenses	195,545	44%	196,886	42%	375,596	47%	365,882	45%
Operating income	62,024	14%	67,420	15%	83,695	11%	93,237	12%
Interest income	295	—%	(548)	—%	603	—%	111	—%
Other income (expense), net	5,773	1%	391	—%	7,149	1%	(3,710)	—%
Income before income taxes	68,092	15%	67,263	15%	91,447	11%	89,638	11%
Income tax expense	(16,941)	4%	(16,867)	4%	(23,687)	3%	(23,387)	3%
Net income	$51,151	11%	$50,396	11%	$67,760	9%	$66,251	8%

Comparison of the Three Months Ended June 28, 2025 and June 29, 2024

	Three Months Ended
	June 28, 2025	June 29, 2024	Change
(dollars in thousands)			$	%
Net sales	$445,892	$463,499	$(17,607)	(4)%
Gross profit	$257,569	$264,306	$(6,737)	(3)%
Gross margin (gross profit as a % of net sales)	57.8%	57.0%	80 basis points
Selling, general, and administrative expenses	$195,545	$196,886	$(1,341)	(1)%
SG&A as a % of net sales	43.9%	42.5%	140 basis points

Net Sales

Net sales decreased $17.6 million, or 4%, to $445.9 million for the three months ended June 28, 2025, compared to $463.5 million for the three months ended June 29, 2024, reflecting caution from consumers and our retail partners, inventory constraints driven by our supply chain transition, and a more promotional drinkware market environment. Net sales for the second quarter of 2025 and 2024 also include $1.5 million and $2.3 million, respectively, of sales related to gift card redemptions in connection with recall remedies.

Net sales in our channels were as follows:

•DTC channel net sales decreased $1.8 million, or 1%, to $248.6 million, compared to $250.4 million in the prior year quarter. DTC channel mix was 56% in the second quarter of 2025, compared to 54% in the second quarter of 2024.
•Wholesale channel net sales decreased $15.8 million, or 7%, to $197.3 million, compared to $213.1 million in the same period last year, primarily due to a decline in both Drinkware and Coolers & Equipment.

Net sales in our two primary product categories were as follows:

•Drinkware net sales decreased by $10.1 million, or 4%, to $236.4 million, compared to $246.5 million in the prior year quarter. Drinkware growth in our international regions was more than offset by a decline in our U.S. region, reflecting a challenging market and inventory constraints driven by our supply chain transition in the current year quarter.
•Coolers & Equipment net sales decreased by $5.4 million, or 3%, to $200.6 million, compared to $205.9 million in the same period last year. Coolers & Equipment performance was primarily driven by growth in hard coolers that was more than offset by a decline in soft coolers during the quarter.

Net sales in the U.S. decreased $19.1 million, or 5%, to $367.8 million for the three months ended June 28, 2025. Net sales in international locations increased $1.5 million, or 2%, to $78.1 million for the three months ended June 28, 2025 reflecting strong growth in Europe and our launch in Japan in the current year quarter. This was partially offset by conservative inventory purchases and caution from our wholesale partners in other international regions against robust consumer demand. Net sales in international locations represented 18% and 17% of total net sales in the second quarter of 2025 and 2024, respectively.

Gross Profit

Gross profit decreased $6.7 million, or 3%, to $257.6 million, compared to $264.3 million in the prior year quarter. Gross margin rate increased 80 basis points to 57.8% from 57.0% in the prior year quarter, primarily due to the following factors:

•lower product costs, which favorably impacted gross margin by 110 basis points;
•the impact of selective price increases on certain drinkware products implemented during the second quarter of 2025, which favorably impacted gross margin by 70 basis points;
•the absence in the current year quarter of the amortization of inventory fair value step-up in connection with the Mystery Ranch acquisition, which favorably impacted gross margin by 70 basis points; and
•lower inbound freight, which favorably impacted gross margin by 20 basis points.

These were partially offset by:

•higher tariff costs, which unfavorably impacted gross margin by 180 basis points; and
•other impacts, which unfavorably impacted gross margin by 10 basis points.

Selling, General, and Administrative Expenses

SG&A expenses decreased $1.3 million, or 1%, to $195.5 million for the three months ended June 28, 2025, compared to $196.9 million for the three months ended June 29, 2024. As a percentage of net sales, SG&A expenses increased 140 basis points to 43.9% from 42.5% in the prior year quarter. The decrease in SG&A expenses was primarily driven by:

•a decrease in distribution and fulfillment expenses of $3.4 million (decreasing SG&A as a percent of sales by 10 basis points) mainly due to lower outbound freight expenses, partially offset by higher online marketplace fees associated with higher Amazon Marketplace net sales;
•a decrease in employee compensation and benefits expenses of $1.7 million (no impact on SG&A as a percent of sales) mainly due to lower incentive compensation costs, partially offset by an increase in non-cash stock-based compensation expense; and
•a decrease in marketing and advertising expenses of $1.0 million (no impact on SG&A as a percent of sales).

The decreases in SG&A expenses were partially offset by higher general and administrative expenses of $4.0 million (increasing SG&A as a percent of sales by 130 basis points) mainly due to higher technology expenses related to growth investments and occupancy costs; and an increase in depreciation and amortization expense of $0.8 million (increasing SG&A as a percent of sales by 20 basis points).

Non-Operating Expenses

Interest income, net was $0.3 million for the three months ended June 28, 2025. Interest expense, net was $0.5 million for the three months ended June 29, 2024. The change versus the prior year quarter was primarily due to an increase in interest income and a decrease in interest expense.

Other income increased to $5.8 million for the three months ended June 28, 2025, compared to other income of $0.4 million for the three months ended June 29, 2024. The change versus the prior year quarter was primarily due to higher foreign currency gains on intercompany balances.

Income tax expense was $16.9 million for each of the three months ended June 28, 2025 and June 29, 2024. The effective tax rate was 25% for each of the three months ended June 28, 2025 and June 29, 2024.

Six Months Ended June 28, 2025 Compared to June 29, 2024

	Six Months Ended		Change
	June 28, 2025	June 29, 2024
(dollars in thousands)			$	%
Net sales	$797,020	$804,893	$(7,873)	(1)%
Gross profit	$459,291	$459,119	$172	—%
Gross margin (gross profit as a % of net sales)	57.6%	57.0%	60 basis points
Selling, general, and administrative expenses	$375,596	$365,882	$9,714	3%
SG&A as a % of net sales	47.1%	45.5%	160 basis points

Net Sales

Net sales decreased $7.9 million, or 1%, to $797.0 million for the six months ended June 28, 2025, compared to $804.9 million for the six months ended June 29, 2024. Net sales for the six months ended June 28, 2025 and June 29, 2024 also include $2.4 million and $4.3 million, respectively, of sales related to gift card redemptions in connection with recall remedies.

Net sales in our two channels were as follows:

•DTC channel net sales increased $6.6 million, or 2%, to $444.8 million, compared to $438.2 million in the prior year period, due to growth in Coolers & Equipment.
•Wholesale channel net sales decreased $14.5 million, or 4%, to $352.2 million, compared to $366.7 million in the same period last year, primarily due to a decline in Drinkware, partially offset by growth in Coolers & Equipment.

Net sales in our two primary product categories were as follows:

•Drinkware net sales decreased by $19.1 million, or 4%, to $442.0 million, compared to $461.1 million in the prior year period. Drinkware growth in our international regions was more than offset by a decline in our U.S. region, reflecting a challenging market and inventory constraints driven by our supply chain transition in the current year period.
•Coolers & Equipment net sales increased by $14.9 million, or 5%, to $340.8 million, compared to $325.8 million in the same period last year, primarily driven by strong performance in bags and hard coolers, partially offset by a decline in soft coolers.

Net sales in the U.S. increased $23.6 million, or 4%, to $639.0 million for the six months ended June 28, 2025. Net sales in international locations increased $15.8 million, or 11%, to $158.0 million for the six months ended June 28, 2025 reflecting strong growth in Europe, Canada, and our launch in Japan in the second quarter or 2025. Net sales in international locations represented 20% and 18% of total net sales in the first six months of 2025 and 2024, respectively.

Gross Profit

Gross profit increased $0.2 million to $459.3 million compared to $459.1 million in the prior year period. Gross margin rate increased 60 basis points to 57.6% from 57.0% in the same period last year, primarily due to the following factors:

•lower product costs, which favorably impacted gross margin by 110 basis points;
•the absence in the current year quarter of the amortization of inventory fair value step-up in connection with the Mystery Ranch acquisition, which favorably impacted gross margin by 60 basis points;
•the impact of selective price increases on certain drinkware products implemented during the second quarter of 2025, which favorably impacted gross margin by 40 basis points; and
•lower inbound freight, which favorably impacted gross margin by 20 basis points.

These were partially offset by:

•higher tariff costs, which unfavorably impacted gross margin by 110 basis points;
•a decrease in the mix of Drinkware net sales, which unfavorably impacted gross margin by 40 basis points; and
•the unfavorable impact of foreign currency exchange rates, which unfavorably impacted gross margin by 20 basis points.

Selling, General, and Administrative Expenses

SG&A expenses increased by $9.7 million, or 3%, to $375.6 million for the six months ended June 28, 2025 compared to $365.9 million for the six months ended June 29, 2024. As a percentage of net sales, SG&A expenses increased by 160 basis points to 47.1% for the six months ended June 28, 2025 compared to 45.5% for the six months ended June 29, 2024. The increase in SG&A expenses was primarily driven by:

•an increase in general and administrative expenses of $9.6 million (increasing SG&A as a percent of sales by 120 basis points) mainly due to higher technology expenses related to growth investments, occupancy costs, and advisory and legal fees, partially offset by the absence of asset impairments;
•an increase in employee compensation and benefits expenses of $3.3 million (increasing SG&A as a percent of sales by 60 basis points) mainly due to an increase in non-cash stock-based compensation expense; and
•an increase in depreciation and amortization expense of $1.7 million (increasing SG&A as a percent of sales by 20 basis points).

The increases in SG&A expenses were partially offset by a decrease in distribution and fulfillment expenses of $4.6 million (decreasing SG&A as a percent of sales by 40 basis points) mainly due to lower outbound freight fees, partially offset by higher online marketplace fees associated with higher Amazon Marketplace net sales and higher third-party logistics fees; and a decrease in marketing and advertising expenses of $0.3 million (no impact on SG&A as a percent of sales).

Non-Operating Expenses

Interest income, net was $0.6 million for the six months ended June 28, 2025. Interest income, net was $0.1 million for the six months ended June 29, 2024. The change versus the prior year quarter was primarily due to a decrease in interest expense.

Other income was $7.1 million for the six months ended June 28, 2025, compared to other expense of $3.7 million for the six months ended June 29, 2024. The change versus the prior year period was primarily due to foreign currency gains on intercompany balances for the six months ended June 28, 2025 versus foreign currency losses on intercompany balances for the six months ended June 29, 2024.

Income tax expense was $23.7 million for the six months ended June 28, 2025, compared to $23.4 million for the six months ended June 29, 2024. The increase in income tax expense was primarily due to higher income before income taxes. The effective tax rate was 26% for each of the six months ended June 28, 2025 and June 29, 2024.
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

Current Liquidity

As of June 28, 2025, we had a cash balance of $269.7 million, working capital (excluding cash) of $229.5 million, and $300.0 million of borrowings available under the Revolving Credit Facility.

Credit Facility

Our Credit Facility provides for a $300.0 million Revolving Credit Facility and an $84.4 million term loan (the “Term Loan A”).

At June 28, 2025, we had $75.9 million principal amount of indebtedness outstanding under the Term Loan A under the Credit Facility and no outstanding borrowings under the Revolving Credit Facility. The weighted-average interest rate for borrowings under the Term Loan A was 6.17% during the three months ended June 28, 2025.

The Credit Facility requires us to comply with certain covenants, including financial covenants regarding our total net leverage ratio and interest coverage ratio. Fluctuations in these ratios may increase our interest expense. Failure to comply with these covenants and certain other provisions of the Credit Facility, or the occurrence of a change of control, could result in an event of default and an acceleration of our obligations under the Credit Facility or other indebtedness that we may incur in the future. At June 28, 2025, we were in compliance with all covenants and expect to remain in compliance with all covenants under the Credit Facility.

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

During the first quarter of 2025, our Board of Directors approved a $350.0 million increase to the Share Repurchase Program authorization, for a total of $450.0 million available under the Share Repurchase Program. Repurchases under the Share Repurchase Program may be made from time to time at prevailing prices in the open market, through various methods, including, but not limited to, open market, privately negotiated, or accelerated share repurchase transactions. Repurchases under the Share Repurchase Program may also be made pursuant to a plan adopted under Rule 10b5-1 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The timing, manner, price, and actual amount of share repurchases will be determined by management based on various factors, including, but not limited to, stock price, economic and market conditions, other capital allocation needs and opportunities, and corporate and regulatory considerations. YETI has no obligation to repurchase any amount of our common stock, and such repurchases may be suspended or discontinued at any time.

During the second quarter of 2025, we repurchased 744,572 shares of YETI’s common stock on the open market for approximately $23.0 million. Such repurchased common stock is held as treasury stock.

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

Cash Flows from Operating, Investing, and Financing Activities

The following table summarizes our cash flows from operating, investing and financing activities for the periods indicated (in thousands):

	Six Months Ended
	June 28, 2025	June 29, 2024
Cash flows provided by (used in):
Operating activities	$(19,101)	$(47,714)
Investing activities	$(31,086)	$(72,435)
Financing activities	$(40,368)	$(105,802)
Operating Activities

Cash flows related to operating activities are dependent on net income, non-cash adjustments to net income, and changes in working capital. The decrease in cash used in operating activities during the six months ended June 28, 2025 compared to cash used in operating activities during the six months ended June 29, 2024 is primarily due to a decrease in cash used in working capital driven by a decrease in cash used in the changes of accounts receivable and accounts payable.
Investing Activities
The decrease in cash used in investing activities during the six months ended June 28, 2025 was primarily due to the acquisition of Mystery Ranch, LLC and Butter Pat Industries, LLC in the prior year period.
Financing Activities

The decrease in cash used by financing activities during the six months ended June 28, 2025 was primarily due to higher repurchases of common stock in the prior year period.
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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding disclosures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 28, 2025.

Changes in Internal Control over Financial Reporting

During the quarter ended June 28, 2025, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Adverse changes in international trade policies, tariffs and treaties, including increases in tariff rates and the imposition of additional tariffs, may materially adversely affect our business and results of operations.

Most of our imported products are subject to tariffs, duties, indirect taxes, quotas and non-tariff trade barriers, any of which may limit the quantity of products that we may import into the United States and other countries or that may impact the cost of such products. To maximize opportunities, we rely on free trade agreements and other supply chain initiatives, and, as a result, we are subject to government regulations and restrictions with respect to our cross-border activity. Additionally, we are subject to government regulations relating to importation activities, including related to U.S. Customs and Border Protection (“CBP”) withhold release orders. The imposition of taxes, duties and quotas, the withdrawal from or the material modification to trade agreements, retaliatory actions from other countries, and/or if CBP detains shipments of our goods pursuant to a withhold release order could have a material adverse effect on our business, results of operations and financial condition.

During 2025, the United States implemented and then subsequently modified tariffs, and may continue modifying tariffs, trade restrictions, and trade agreements between the United States and other countries. Tariffs raise the cost to import our products. As such, we expect tariffs to have a negative impact on our gross margins and results of operations for 2025. However, the ultimate degree of such negative impact is uncertain as it depends on the level of tariffs in effect on each particular country, as well as the quantity and timing of our purchases from each affected country. For example, if tariffs on imports from China return to April 2025 levels, we would expect a further material negative impact on our gross margins and results of operations in 2025 due to the fact that a large percentage of our Drinkware manufacturing capacity will not be outside of China until the end of 2025.

We are taking or evaluating measures to alleviate the impact of tariffs, but there can be no assurance that such measures will mitigate the potential negative impact of current or potential tariffs on our business or results of operations. Importantly, we have continued our efforts to accelerate the diversification of our Drinkware manufacturing to additional countries beyond China. We continue to expect a large majority of such manufacturing capacity to be outside of China by the end of 2025. The other strategic options to further mitigate tariff impacts that we are taking or evaluating include managing operating expenses, working capital and cash; negotiating with suppliers; evaluating pricing strategies; leveraging tariff exemptions where possible; and pursuing other supply chain optimization activities. During 2025, we continue to diversify our supply chain out of China. The disruption caused by this transition is impacting our ability to source certain products. As a result, we continue to expect that inventory constraints will adversely impact sales in 2025.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table sets forth the repurchases of our common stock during the three months ended June 28, 2025:

Period	Total Number of Shares Purchased	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Programs	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)(2)
March 30 - May 3, 2025	—	$—	—	$—
May 4 - May 31, 2025	—	—	—	—
June 1 - June 28, 2025	744,572	30.85	744,572	427,027
	744,572		744,572
_________________________________________
(1)Average price paid per share excludes fees, commissions, and excise tax due under the Inflation Reduction Act of 2022.
(2)In February 2024, YETI’s Board of Directors approved a $300.0 million share repurchase program (the “Share Repurchase Program”). During Fiscal 2024, we entered into two separate accelerated share repurchase agreements to repurchase an aggregate $200 million of YETI’s common stock. During the first quarter of 2025, YETI’s Board of Directors increased the Share Repurchase Program authorization by $350.0 million. See Note 9-Stockholders’ Equity and Management’s Discussion and Analysis—Liquidity and Capital Resources—Share Repurchase Program for additional information about the Share Repurchase Program.

Item 5. Other Information

Insider Trading Arrangements

During the three months ended June 28, 2025, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or constituted a “non Rule 10b5-1 trading arrangement.”

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

101*
The following unaudited financial statements from YETI Holdings, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 28, 2025, formatted in Inline eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Equity, (v) Consolidated Statements of Cash Flows, and (v) Notes to the Unaudited Condensed Consolidated Financial Statements

104*	Cover Page Interactive Data File (embedded within the Exhibit 101 Inline XBRL document)

* Filed herewith.
** Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

YETI Holdings, Inc.

Dated: August 7, 2025	By:	/s/ Matthew J. Reintjes
Matthew J. Reintjes
President and Chief Executive Officer (Principal Executive Officer)

Dated: August 7, 2025	By:	/s/ Michael J. McMullen
Michael J. McMullen
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)