Form 10-Q
period 2025-09-27
YETI Holdings, Inc.
filed 2025-11-06
CIK 1670592

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________________________
FORM 10-Q
____________________________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 27, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
There were 77,808,113 shares of common stock ($0.01 par value) outstanding as of October 30, 2025.

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

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
YETI HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except shares and par value)

	September 27, 2025	December 28, 2024
ASSETS
Current assets
Cash	$164,483	$358,795
Accounts receivable, net	157,431	120,190
Inventory	323,995	310,058
Prepaid expenses and other current assets	50,797	37,723
Total current assets	696,706	826,766
Property and equipment, net	142,638	126,270
Operating lease right-of-use assets	126,015	78,279
Goodwill	72,308	72,557
Intangible assets, net	213,820	172,023
Other assets	8,655	10,225
Total assets	$1,260,142	$1,286,120

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$146,744	$158,499
Accrued expenses and other current liabilities	121,982	128,210
Taxes payable	14,994	38,089
Accrued payroll and related costs	16,471	28,610
Current operating lease liabilities	16,017	19,621
Current maturities of long-term debt	5,841	6,475
Total current liabilities	322,049	379,504
Long-term debt, net of current portion	69,217	72,821
Operating lease liabilities, non-current	131,455	73,586
Other liabilities	34,865	20,102
Total liabilities	557,586	546,013

Commitments and contingencies (Note 11)

Stockholders’ Equity
Common stock, par value $0.01; 600,000,000 shares authorized; 89,897,252 and 78,070,898 shares issued and outstanding at September 27, 2025, respectively, and 89,190,494 and 82,939,467 shares issued and outstanding at December 28, 2024, respectively	899	892
Treasury stock, at cost; 11,826,354 shares at September 27, 2025 and 6,251,027 shares at December 28, 2024	(476,168)	(281,587)
Preferred stock, par value $0.01; 30,000,000 shares authorized; no shares issued or outstanding	—	—
Additional paid-in capital	456,519	405,921
Retained earnings	721,285	614,125
Accumulated other comprehensive gain	21	756
Total stockholders’ equity	702,556	740,107
Total liabilities and stockholders’ equity	$1,260,142	$1,286,120
See Notes to Unaudited Condensed Consolidated Financial Statements

YETI HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Net sales	$487,766	$478,440	$1,284,786	$1,283,333
Cost of goods sold	215,244	200,713	552,973	546,487
Gross profit	272,522	277,727	731,813	736,846
Selling, general, and administrative expenses	218,169	208,092	593,765	573,974
Operating income	54,353	69,635	138,048	162,872
Interest (expense) income, net	(52)	384	551	495
Other (expense) income, net	(1,198)	4,061	5,951	351
Income before income taxes	53,103	74,080	144,550	163,718
Income tax expense	(13,703)	(17,796)	(37,390)	(41,183)
Net income	$39,400	$56,284	$107,160	$122,535

Net income per share
Basic	$0.49	$0.66	$1.31	$1.44
Diluted	$0.48	$0.66	$1.29	$1.42

Weighted-average common shares outstanding
Basic	80,396	84,707	81,909	85,285
Diluted	81,429	85,492	82,812	86,039
See Notes to Unaudited Condensed Consolidated Financial Statements

YETI HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended		Nine Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Net income	$39,400	$56,284	$107,160	$122,535
Other comprehensive income (loss)
Foreign currency translation adjustments	918	(982)	(735)	(252)
Total comprehensive income	$40,318	$55,302	$106,425	$122,283
See Notes to Unaudited Condensed Consolidated Financial Statements

YETI HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(In thousands, including shares)

	Three Months Ended September 27, 2025
	Common Stock		Additional Paid-In Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance, June 28, 2025	89,668	$897	$445,671	(7,548)	$(324,824)	$681,885	$(897)	$802,732
Stock-based compensation	—	—	11,093	—	—	—	—	11,093
Common stock issued under employee benefit plans	235	2	(2)	—	—	—	—	—
Common stock withheld related to net share settlement of stock-based compensation	(7)	—	(243)	—	—	—	—	(243)
Repurchase of common stock, including excise tax	—	—	—	(4,278)	(151,344)	—	—	(151,344)
Other comprehensive income	—	—	—	—	—	—	918	918
Net income	—	—	—	—	—	39,400	—	39,400
Balance, September 27, 2025	89,896	$899	$456,519	(11,826)	$(476,168)	$721,285	$21	$702,556

	Three Months Ended September 28, 2024
	Common Stock		Additional Paid-In Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance, June 29, 2024	88,967	$890	$402,495	(4,318)	$(200,878)	$504,687	$(1,334)	$705,860
Stock-based compensation	—	—	8,695	—	—	—	—	8,695
Common stock issued under employee benefit plans	171	1	288	—	—	—	—	289
Common stock withheld related to net share settlement of stock-based compensation	(6)	—	(233)	—	—	—	—	(233)
Repurchase of common stock, including excise tax	—	—	—	—	68	—	—	68
Other comprehensive loss	—	—	—	—	—	—	(982)	(982)
Net income	—	—	—	—	—	56,284	—	56,284
Balance, September 28, 2024	89,132	$891	$411,245	(4,318)	$(200,810)	$560,971	$(2,316)	$769,981
See Notes to Unaudited Condensed Consolidated Financial Statements

YETI HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(In thousands, including shares)

	Nine Months Ended September 27, 2025
	Common Stock		Additional Paid-In Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance, December 28, 2024	89,189	$892	$405,921	(6,251)	(281,587)	$614,125	$756	$740,107
Stock-based compensation	—	—	32,410	—	—	—	—	32,410
Common stock issued under employee benefit plans	755	7	(7)	—	—	—	—	—
Common stock withheld related to net share settlement of stock-based compensation	(48)	—	(1,805)	—	—	—	—	(1,805)
Repurchase of common stock, including excise tax	—	—	20,000	(5,575)	(194,581)	—	—	(174,581)
Other comprehensive loss	—	—	—	—	—	—	(735)	(735)
Net income	—	—	—	—	—	107,160	—	107,160
Balance, September 27, 2025	89,896	$899	$456,519	(11,826)	$(476,168)	$721,285	$21	$702,556

	Nine Months Ended September 28, 2024
	Common Stock		Additional Paid-In Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance, December 30, 2023	88,593	$886	$386,377	(1,677)	(100,025)	$438,436	$(2,064)	$723,610
Stock-based compensation	—	—	26,020	—	—	—	—	26,020
Common stock issued under employee benefit plans	575	5	284	—	—	—	—	289
Common stock withheld related to net share settlement of stock-based compensation	(36)	—	(1,436)	—	—	—	—	(1,436)
Repurchase of common stock			—	(2,641)	(100,785)	—	—	(100,785)
Other comprehensive income	—	—	—	—	—	—	(252)	(252)
Net income	—	—	—	—	—	122,535	—	122,535
Balance, September 28, 2024	89,132	$891	$411,245	(4,318)	$(200,810)	$560,971	$(2,316)	$769,981

See Notes to Unaudited Condensed Consolidated Financial Statements

YETI HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended
	September 27, 2025	September 28, 2024
Cash Flows from Operating Activities:
Net income	$107,160	$122,535
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	40,090	35,648
Amortization of deferred financing fees	481	488
Stock-based compensation	32,410	26,020
Deferred income taxes	19,211	(2,928)
Impairment of long-lived assets	1,194	2,025
Other	(4,473)	(1,492)
Changes in operating assets and liabilities:
Accounts receivable	(34,788)	(43,858)
Inventory	(10,159)	(15,104)
Other current assets	(6,263)	(4,022)
Accounts payable and accrued expenses	(36,539)	(65,515)
Taxes payable	(23,567)	(21,057)
Other	(2,918)	3,066
Net cash provided by operating activities	81,839	35,806
Cash Flows from Investing Activities:
Purchases of property and equipment	(31,772)	(31,341)
Business acquisition, net of cash acquired	—	(36,164)
Additions of intangibles, net	(49,470)	(19,542)
Net cash used in investing activities	(81,242)	(87,047)
Cash Flows from Financing Activities:
Repayments of long-term debt	(3,164)	(3,164)
Taxes paid in connection with employee stock transactions	(1,805)	(1,436)
Proceeds from employee stock transactions	—	289
Payments of finance lease obligations	(14,753)	(3,206)
Repurchase of common stock	(172,908)	(100,000)
Excise tax paid on repurchases of common stock	(1,562)	—
Net cash used in financing activities	(194,192)	(107,517)
Effect of exchange rate changes on cash	(717)	262
Net decrease in cash	(194,312)	(158,496)
Cash, beginning of period	358,795	438,960
Cash, end of period	$164,483	$280,464
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

Fiscal Year End

We have a 52- or 53-week fiscal year that ends on the Saturday closest in proximity to December 31, such that each quarterly period will be 13 weeks in length, except during a 53-week year when the fourth quarter will be 14 weeks. Our fiscal year ending January 3, 2026 (“2025”) is a 53-week period. The first quarter of our fiscal year 2025 ended on March 29, 2025, the second quarter ended on June 28, 2025, and the third quarter ended on September 27, 2025. Our fiscal year ended December 28, 2024 (“2024”) was a 52-week period. Unless otherwise stated, references to particular years, quarters, months and periods refer to our fiscal years and the associated quarters, months, and periods of those fiscal years. The unaudited condensed consolidated financial results presented herein represent the three and nine months ended September 27, 2025 and September 28, 2024.

Accounts Receivable

Accounts receivable are recorded net of estimated credit losses. Our allowance for credit losses was $0.7 million as of September 27, 2025 and $1.4 million as of December 28, 2024, respectively.

Inventory

Inventories are comprised primarily of finished goods and are carried at the lower of cost (primarily using weighted-average cost method) or market (net realizable value). At September 27, 2025 and December 28, 2024, inventory reserves were $4.0 million and $6.1 million, respectively.

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

Supplier Finance Program Obligations

We have a supplier finance program (“SFP”) with a financial institution which provides certain suppliers the option, at their sole discretion, to participate in the program and sell their receivables due from us for early payment. Participating eligible suppliers negotiate the terms directly with the financial institution and we have no involvement in establishing those terms nor are we a party to these agreements. Our payments associated with the invoices from the suppliers participating in the SFP are made to the financial institution according to the original invoice. The outstanding payment obligations under the SFP recorded within accounts payable in our condensed consolidated balance sheets at September 27, 2025 and December 28, 2024 were $72.8 million and $63.1 million, respectively.

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

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The amendments in this update are intended to improve disclosures about an entity’s expenses and provide detailed information about the types of expenses, including purchases of inventory, employee compensation, depreciation, amortization, and depletion, in commonly presented expense captions on the face of financial statements. This update is effective for annual periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, with early adoption permitted. We are currently evaluating the ASU to determine its impact on our related disclosures.

In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. The amendments in this update provide entities with a practical expedient when estimating expected credit losses for current accounts receivable and current contract assets accounted for under Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers. This update is effective for annual periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods, with early adoption permitted. We are currently evaluating the ASU to determine the impact of adoption on our consolidated financial statements and related disclosures.

In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. The amendments in this update are intended to modernize the accounting for internal-use software costs accounted for under ASC Subtopic 350-40. The amendment removes all references to software development project stages and requires entities to start capitalizing software costs when both of the following occur: (i) funding has been committed and management authorization has been granted, and (ii) it is probable the project will be completed. This update is effective for annual periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods, with early adoption permitted. We are currently evaluating the ASU to determine its impact on our consolidated financial statements and related disclosures.
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

The following table summarizes the final amounts recorded for acquired assets and assumed liabilities at the acquisition date (in thousands):

Cash	$2,051
Accounts receivable, net	4,332
Inventory(1)	17,414
Prepaid expenses and other current assets	3,299
Property and equipment	512
Operating lease right-of-use assets	1,087
Goodwill	18,014
Intangible assets	5,500
Total assets acquired	52,209

Current liabilities	$(13,240)
Non-current liabilities	(753)
Total liabilities assumed	(13,993)
Net assets acquired	$38,216
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

Pro forma results are not presented as the impact of this acquisition is not material to our consolidated financial results. The net sales and earnings impact of this acquisition was not material to our consolidated financial results for the three and nine months ended September 27, 2025.

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

During the fourth quarter of 2024, we acquired powered cooling technology patents for $32.5 million in cash to develop a unique powered cooler platform. This transaction was accounted for as an asset acquisition.

During the third quarter of 2025, we acquired certain assets, including designs, tooling, and intellectual property, related to the Helimix branded shaker bottle for $38.0 million in cash. This transaction was accounted for as an asset acquisition. In connection with this acquisition, we recognized trademarks, patents, and tooling for $26.2 million, $9.4 million, and $2.4 million, respectively. The acquired trademarks and patents are being amortized on a straight-line basis and have weighted average useful lives of 15 and 9 years, respectively.

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

During the second quarter of 2023, we began issuing gift cards as remedies in connection with a voluntary recall of certain products. We recognize sales from gift cards as they are redeemed for products. Contract liabilities that represented unredeemed gift card liabilities were $3.3 million and $2.9 million as of September 27, 2025 and December 28, 2024, respectively.

The following table provides information about accounts receivable and contract liabilities at the periods indicated (in thousands):

	September 27, 2025	December 28, 2024
Accounts receivable, net	$157,431	$120,190
Contract liabilities	$(15,674)	$(10,462)
For the nine months ended September 27, 2025, we recognized $10.5 million of revenue that was previously included in the contract liability balance at the beginning of the period.

Disaggregation of Revenue

The following table disaggregates our net sales by channel, product category, and geography (based on end-consumer location) for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Net Sales by Channel
Wholesale	$199,047	$197,629	$551,255	$564,326
Direct-to-consumer	288,719	280,811	733,531	719,007
Total net sales	$487,766	$478,440	$1,284,786	$1,283,333

Net Sales by Category
Coolers & Equipment	$215,386	$192,595	$556,175	$518,443
Drinkware	263,791	274,981	705,830	736,084
Other	8,589	10,864	22,781	28,806
Total net sales	$487,766	$478,440	$1,284,786	$1,283,333

Net Sales by Geographic Region
United States	$387,329	$390,176	$1,026,376	$1,052,858
International	100,437	88,264	258,410	230,475
Total net sales	$487,766	$478,440	$1,284,786	$1,283,333

For each of the three and nine months ended September 27, 2025 and September 28, 2024, no single customer represented over 10% of gross sales.

4. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets include the following (in thousands):

	September 27, 2025	December 28, 2024
Prepaid expenses	$26,257	$18,115
Prepaid taxes	15,623	14,278
Other	8,917	5,330
Total prepaid expenses and other current assets	$50,797	$37,723

5. LEASES
We lease certain retail locations, office space, distribution facilities, manufacturing space, and machinery and equipment. While the substantial majority of these leases are operating leases, certain machinery and equipment agreements are finance leases. As of September 27, 2025, the initial lease terms of the various leases range from one to 20 years. Right-of-use (“ROU”) lease assets and liabilities associated with leases with an initial term of twelve months or less are not recorded on the balance sheet.

The following table presents the assets and liabilities related to operating and finance leases (in thousands):

	Balance Sheet Location	September 27, 2025	December 28, 2024
Assets:
Operating lease assets	Operating lease right-of-use assets	$126,015	$78,279
Finance lease assets	Property and equipment	16,888	5,625
Total lease assets		$142,903	$83,904

Liabilities:
Current
Operating lease liabilities	Operating lease liabilities	$16,017	$19,621
Finance lease liabilities	Current maturities of long-term debt	1,622	2,256
Non-current
Operating lease liabilities	Operating lease liabilities, non-current	131,455	73,586
Finance lease liabilities	Long-term debt, net of current portion	269	1,190
Total lease liabilities		$149,363	$96,653

The following table presents the components of lease costs (in thousands):

	Three Months Ended		Nine Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Operating lease costs	$6,018	$5,067	$17,157	$14,515
Finance lease cost - amortization of right-of-use assets	892	516	1,888	1,548
Finance lease cost - interest on lease liabilities	13	25	48	88
Short-term lease cost	374	89	904	256
Variable lease cost	1,775	1,406	4,685	3,403
Sublease income	—	(207)	(7)	(620)
Total lease cost	$9,072	$6,896	$24,675	$19,190

The following table presents lease terms and discount rates:

	September 27, 2025	September 28, 2024
Weighted average remaining lease term:
Operating leases	8.53 years	6.35 years
Finance leases	2.30 years	3.21 years

Weighted average discount rate:
Operating leases	6.08%	6.00%
Finance leases	2.63%	2.35%

The following table presents the minimum lease payment obligations of operating and finance lease liabilities (leases with terms in excess of one year) for the next five years and thereafter as of September 27, 2025 (in thousands):

	Operating Leases	Finance Leases	Total
2025	$6,753	$712	$7,465
2026	19,871	973	20,844
2027	21,786	142	21,928
2028	22,528	106	22,634
2029	21,621	—	21,621
2030	21,451	—	21,451
Thereafter	82,757	—	82,757
Total lease payments	196,767	1,933	198,700
Less: Effect of discounting to net present value	49,295	42	49,337
Present value of lease liabilities	$147,472	$1,891	$149,363

The following table presents supplemental cash flow information related to our leases (in thousands):

	Nine Months Ended
	September 27, 2025	September 28, 2024
Cash paid for amounts included in measurement of liabilities:
Operating cash flows used in operating leases	$17,004	$14,344
Operating cash flows used in finance leases	48	88
Financing cash flows used in finance leases	14,753	3,206
Right-of-use assets obtained in exchange for new lease liabilities:
Finance leases	$—	$1,362
Operating leases(1)	66,520	16,235
_________________________
(1)During the three months ended September 27, 2025, we extended the lease term of our headquarters in Austin, Texas and extended the term of the service agreement related to one of our distribution facilities. This resulted in an increase to right-of-use assets and corresponding lease liabilities of approximately $50.4 million recorded during the quarter.
6. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following (in thousands):

	September 27, 2025	December 28, 2024
Product recall reserves	$4,577	$12,059
Accrued freight and other operating expenses	44,400	44,953
Contract liabilities	15,674	10,462
Customer discounts, allowances, and returns	12,629	11,989
Advertising and marketing	4,906	9,218
Warranty reserve	9,463	9,416
Interest payable	235	142
Accrued capital expenditures	5,503	1,194
Other	24,595	28,777
Total accrued expenses and other current liabilities	$121,982	$128,210

7. INCOME TAXES

Income tax expense was $13.7 million and $17.8 million for the three months ended September 27, 2025 and September 28, 2024, respectively. The decrease in income tax expense was primarily due to lower income before income taxes. The effective tax rate for the three months ended September 27, 2025 was 26% compared to 24% for the three months ended September 28, 2024. The effective tax rate for the three months ended September 27, 2025 was unfavorably impacted by lower income before income taxes and increased primarily due to the non-deductible portion of executive compensation and a lower tax benefit from our foreign-derived intangible income deduction.

Income tax expense was $37.4 million and $41.2 million for the nine months ended September 27, 2025 and September 28, 2024, respectively. The decrease in income tax expense was primarily due to lower income before income taxes. The effective tax rate for the nine months ended September 27, 2025 was 26% compared to 25% for the nine months ended September 28, 2024. The effective tax rate for the nine months ended September 27, 2025 was unfavorably impacted by lower income before taxes and increased primarily due to the non-deductible portion of executive compensation.

Deferred tax liabilities were $12.9 million as of September 27, 2025 compared to deferred tax assets of $9.1 million as of December 28, 2024. Deferred tax liabilities are presented in other liabilities on our unaudited condensed consolidated balance sheet.

The Organization for Economic Co-operation and Development enacted model rules for a new global minimum tax framework, also known as Pillar Two, and certain governments globally have enacted, or are in the process of enacting, legislation to address Pillar Two. For the nine months ended September 27, 2025, the impact of Pillar Two on our consolidated financial statements was not material.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The effects of the OBBBA were incorporated into our income tax provision for the nine months ended September 27, 2025 and there was no material impact to our income tax expense for the third quarter of 2025. We will continue to evaluate the impacts of OBBBA and do not expect the OBBBA to have a material impact on our consolidated financial statements.

For interim periods, our income tax expense and resulting effective tax rate are based upon an estimated annual effective tax rate adjusted for the effects of items required to be treated as discrete to the period, including changes in tax laws, changes in estimated exposures for uncertain tax positions, and other items.
8. STOCK-BASED COMPENSATION

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

We recognized non-cash stock-based compensation expense of $11.1 million and $8.7 million for the three months ended September 27, 2025 and September 28, 2024, respectively. For the nine months ended September 27, 2025 and September 28, 2024, we recognized non-cash stock-based compensation expense of $32.4 million and $26.0 million, respectively. At September 27, 2025, total unrecognized stock-based compensation expense of $61.7 million for all stock-based compensation plans is expected to be recognized over a weighted-average period of 2.2 years.

Stock-based activity for the nine months ended September 27, 2025 is summarized below (in thousands, except per share data):

	Stock Options		Performance-Based Restricted Stock Awards and Units		Restricted Stock Units, Restricted Stock Awards, and Deferred Stock Units
	Number of Options	Weighted Average Exercise Price	Number of PBRSs and PRSUs	Weighted Average Grant Date Fair Value	Number of RSUs, RSAs, and DSUs	Weighted Average Grant Date Fair Value
Balance, December 28, 2024	559	$19.72	507	$42.92	1,444	$39.54
Granted	—	—	231	40.99	1,054	36.46
Exercised/released	—	—	(86)	64.48	(668)	40.13
Performance adjustment(1)	—	—	18	64.48	—	—
Forfeited/expired	—	—	—	—	(151)	38.71
Balance, September 27, 2025	559	$19.72	670	$40.06	1,679	$37.44
_________________________
(1)Represents additional performance-based awards issued as a result of the achievement of actual performance results above the performance targets at grant date.
9. EARNINGS PER SHARE
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
The following table sets forth the calculation of earnings per share and weighted-average common shares outstanding at the dates indicated (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Net income	$39,400	$56,284	$107,160	$122,535

Weighted-average common shares outstanding—basic	80,396	84,707	81,909	85,285
Effect of dilutive securities	1,033	785	903	754
Weighted-average common shares outstanding—diluted	81,429	85,492	82,812	86,039

Earnings per share
Basic	$0.49	$0.66	$1.31	$1.44
Diluted	$0.48	$0.66	$1.29	$1.42
Effects of potentially dilutive securities are presented only in periods in which they are dilutive. For the three and nine months ended September 27, 2025, outstanding stock-based awards representing 0.1 million and 0.9 million shares, respectively, of common stock were excluded from the calculation of diluted earnings per share because their effect would be anti-dilutive. For each of the three and nine months ended September 28, 2024, outstanding stock-based awards representing less than 0.1 million shares of common stock were excluded from the calculation of diluted earnings, because their effect would be anti-dilutive.
10. STOCKHOLDERS’ EQUITY
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

During the third quarter of 2025, we repurchased 4,278,800 shares of YETI’s common stock on the open market for approximately $150.0 million, at an average repurchase price of $35.02 per share. The repurchased common stock is held as treasury stock.

In total, we repurchased 5,023,372 shares of YETI’s common stock on the open market for approximately $172.8 million, at an average repurchase price of $34.41 per share, during the nine months ended September 27, 2025.

11. COMMITMENTS AND CONTINGENCIES

Claims and Legal Proceedings

We are involved in various claims and legal proceedings, some of which are covered by insurance. We believe that our existing claims and proceedings, and the potential losses relating to such contingencies, will not have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

12. SEGMENT INFORMATION
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
The following table presents segment information for net sales, segment profit, and significant expenses (in thousands):

	Three Months Ended		Nine Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Net sales	$487,766	$478,440	$1,284,786	$1,283,333
Cost of goods sold(1)	215,244	200,713	552,973	546,487
Gross profit	272,522	277,727	731,813	736,846
Selling, general, and administrative expenses
Distribution and fulfillment	84,208	83,286	216,511	220,238
Compensation and benefits(2)	50,697	47,641	146,896	140,556
Marketing	35,585	37,589	96,957	99,243
General and administrative(3)	38,654	32,432	108,080	92,244
Depreciation and amortization	9,025	7,144	25,321	21,693
Total selling, general and administrative expenses	218,169	208,092	593,765	573,974
Operating income	54,353	69,635	138,048	162,872
Interest (expense) income, net	(52)	384	551	495
Other (expense) income, net	(1,198)	4,061	5,951	351
Income before income taxes	53,103	74,080	144,550	163,718
Income tax expense	(13,703)	(17,796)	(37,390)	(41,183)
Net income	$39,400	$56,284	$107,160	$122,535
_________________________
(1)Includes depreciation expense of $4.8 million and $4.9 million for the three months ended September 27, 2025 and September 28, 2024, respectively. Includes depreciation expense of $14.8 million and $13.9 million for the nine months ended September 27, 2025 and September 28, 2024, respectively.
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

Product Introductions and Updates

During the first quarter of 2025, we expanded our bag offerings with the launch of the new Ranchero backpack in two sizes and introduced new seasonal colorways across our Drinkware and Coolers & Equipment categories.

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

During the third quarter of 2025, we expanded our Drinkware category with the launch of the Rambler Ceramic Mug Collection in two sizes and introduced a new size of the Rambler Travel Bottle. We continued the expansion of our outdoor kitchen offerings with the launch of the Rambler Food Jars in two sizes. In our Coolers & Equipment category, we expanded our bags offerings with the introduction of a new size of the Cayo backpack. We also introduced new seasonal colorways across our Drinkware and Coolers & Equipment categories.

Acquisition

During the third quarter of 2025, we acquired certain assets, including designs, tooling, and intellectual property, related to the Helimix branded shaker bottle, for $38.0 million in cash. This transaction was accounted for as an asset acquisition.

Macroeconomic Conditions

Our business is exposed to and impacted by macroeconomic factors, including but not limited to uncertainty surrounding inflationary pressures, consumer confidence and purchasing behaviors, foreign currency exchange rate fluctuations, geopolitical conflicts, and government actions and policies, including changes in interest rates, tax rates, and tariff rates. We have experienced a challenging macroeconomic and consumer spending environment through the third quarter of 2025 and expect such challenges to continue through the remainder of 2025.

During 2025, the United States implemented incremental tariffs on imports from many countries. Most of our products are produced in countries that are subject to these tariffs. As a result, the cost to import our products into the U.S. has increased. These increased costs have had a material negative impact on our gross margins and results of operations in 2025. If current tariff levels persist or worsen, we expect that tariffs will continue to have a negative impact on our gross margins and results of operations.

We have been, and will continue, pursuing strategic options to mitigate the impact of tariffs. For example, in response to the elevated tariffs on imports from China announced earlier this year, we have continued our efforts to accelerate the diversification of our Drinkware manufacturing to additional countries beyond China. We continue to expect a large percentage of our Drinkware manufacturing capacity to be outside of China by the end of 2025. These accelerated diversification efforts have caused short-term supply chain disruptions, which have impacted our ability to source certain products. As a result, we have experienced inventory constraints that have adversely impacted sales in 2025, and we expect such impact to continue in the fourth quarter of 2025.

In addition to diversifying Drinkware manufacturing beyond China, to mitigate the impact of tariffs we are also managing operating expenses, working capital and cash; negotiating with suppliers; evaluating pricing strategies; leveraging tariff exemptions where possible; and pursuing other supply chain optimization activities.

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

Fiscal Year. We have a 52- or 53-week fiscal year that ends on the Saturday closest in proximity to December 31, such that each quarterly period will be 13 weeks in length, except during a 53-week year when the fourth quarter will be 14 weeks. Our fiscal year ending January 3, 2026 (“2025”) is a 53-week period. The first quarter of our fiscal year 2025 ended on March 29, 2025, the second quarter ended on June 28, 2025, and the third quarter ended on September 27, 2025. Our fiscal year ended December 28, 2024 (“2024”) was a 52-week period. Unless otherwise stated, references to particular years, quarters, months and periods refer to our fiscal years and the associated quarters, months, and periods of those fiscal years. The unaudited condensed consolidated financial results presented herein represent the three and nine months ended September 27, 2025 and September 28, 2024.
Results of Operations

The discussion below should be read in conjunction with the following table and our unaudited condensed consolidated financial statements and related notes contained elsewhere in this Quarterly Report on Form 10-Q. The following table sets forth selected statement of operations data, and their corresponding percentage of net sales, for the periods indicated (dollars in thousands):

	Three Months Ended				Nine Months Ended
	September 27, 2025		September 28, 2024		September 27, 2025		September 28, 2024
Statement of Operations
Net sales	$487,766	100%	$478,440	100%	$1,284,786	100%	$1,283,333	100%
Cost of goods sold	215,244	44%	200,713	42%	552,973	43%	546,487	43%
Gross profit	272,522	56%	277,727	58%	731,813	57%	736,846	57%
Selling, general, and administrative expenses	218,169	45%	208,092	43%	593,765	46%	573,974	45%
Operating income	54,353	11%	69,635	15%	138,048	11%	162,872	13%
Interest income	(52)	—%	384	—%	551	—%	495	—%
Other (expense) income, net	(1,198)	—%	4,061	1%	5,951	—%	351	—%
Income before income taxes	53,103	11%	74,080	15%	144,550	11%	163,718	13%
Income tax expense	(13,703)	3%	(17,796)	4%	(37,390)	3%	(41,183)	3%
Net income	$39,400	8%	$56,284	12%	$107,160	8%	$122,535	10%

Comparison of the Three Months Ended September 27, 2025 and September 28, 2024

	Three Months Ended
	September 27, 2025	September 28, 2024	Change
(dollars in thousands)			$	%
Net sales	$487,766	$478,440	$9,326	2%
Gross profit	$272,522	$277,727	$(5,205)	(2)%
Gross margin (gross profit as a % of net sales)	55.9%	58.0%	(210) basis points
Selling, general, and administrative expenses	$218,169	$208,092	$10,077	5%
SG&A as a % of net sales	44.7%	43.5%	120 basis points

Net Sales

Net sales increased $9.3 million, or 2%, to $487.8 million for the three months ended September 27, 2025, compared to $478.4 million for the three months ended September 28, 2024. Net sales for each of the third quarters of 2025 and 2024 include $2.7 million of sales related to gift card redemptions in connection with recall remedies.

Net sales in our channels were as follows:

•DTC channel net sales increased $7.9 million, or 3%, to $288.7 million, compared to $280.8 million in the prior year quarter, primarily due to growth in our Amazon Marketplace business, Corporate Sales and YETI retail stores, partially offset by a decline in sales on our U.S. YETI website. DTC channel mix was 59% for both the third quarters of 2025 and 2024.

•Wholesale channel net sales increased $1.4 million, or 1%, to $199.0 million, compared to $197.6 million in the same period last year, primarily due to growth in Coolers & Equipment.

Net sales in our two primary product categories were as follows:

•Drinkware net sales decreased by $11.2 million, or 4%, to $263.8 million, compared to $275.0 million in the prior year quarter. Drinkware growth in our international regions was more than offset by a decline in our U.S. region, reflecting a promotional market environment and inventory constraints driven by our supply chain transition in the current year quarter.
•Coolers & Equipment net sales increased by $22.8 million, or 12%, to $215.4 million, compared to $192.6 million in the same period last year, primarily driven by strong performance in soft coolers and bags.

Net sales in the U.S. decreased $2.8 million, or 1%, to $387.3 million for the three months ended September 27, 2025. Net sales in international locations increased $12.2 million, or 14%, to $100.4 million for the three months ended September 27, 2025 reflecting growth across all regions, led by Europe and Australia, as well as Japan, which launched in the second quarter of 2025. Net sales in international locations represented 21% and 18% of total net sales in the third quarter of 2025 and 2024, respectively.

Gross Profit

Gross profit decreased $5.2 million, or 2%, to $272.5 million, compared to $277.7 million in the prior year quarter. Gross margin rate decreased 210 basis points to 55.9% from 58.0% in the prior year quarter, primarily due to the following factors:

•higher tariff costs, which unfavorably impacted gross margin by 320 basis points; and
•a decrease in the mix of Drinkware net sales, which unfavorably impacted gross margin by 80 basis points.

These were partially offset by:

•lower product costs, which favorably impacted gross margin by 60 basis points;
•the impact of selective price increases on certain drinkware products implemented during the second quarter of 2025, which favorably impacted gross margin by 50 basis points;
•lower inbound freight, which favorably impacted gross margin by 30 basis points;
•the absence in the current year quarter of the amortization of inventory fair value step-up in connection with the Mystery Ranch acquisition, which favorably impacted gross margin by 20 basis points; and
•other impacts, which favorably impacted gross margin by 30 basis points.

Selling, General, and Administrative Expenses

SG&A expenses increased $10.1 million, or 5%, to $218.2 million for the three months ended September 27, 2025, compared to $208.1 million for the three months ended September 28, 2024. As a percentage of net sales, SG&A expenses increased 120 basis points to 44.7% from 43.5% in the prior year quarter. The increase in SG&A expenses was primarily driven by:

•an increase in general and administrative expenses of $6.2 million (increasing SG&A as a percent of sales by 110 basis points) mainly due to growth investments in technology and facilities as well as asset impairments in the current year quarter;
•an increase in employee compensation and benefits expenses of $3.1 million (increasing SG&A as a percent of sales by 40 basis points) primarily due to an increase in non-cash stock-based compensation expense;
•an increase in depreciation and amortization expense of $1.9 million (increasing SG&A as a percent of sales by 40 basis points) primarily related to our continued capital investments; and
•an increase in distribution and fulfillment expenses of $0.9 million (decreasing SG&A as a percent of sales by 10 basis points) primarily due to higher third-party logistics fees and higher online marketplace fees associated with higher Amazon Marketplace net sales, partially offset by lower outbound freight expenses.

The increases in SG&A expenses were partially offset by lower marketing and advertising expenses of $2.0 million (decreasing SG&A as a percent of sales by 60 basis points).

Non-Operating Expenses

Interest expense, net was $0.1 million for the three months ended September 27, 2025. Interest income, net was $0.4 million for the three months ended September 28, 2024. The change versus the prior year quarter was primarily due to a decrease in interest income.

Other expense was $1.2 million for the three months ended September 27, 2025. Other income was $4.1 million for the three months ended September 28, 2024. The change versus the prior year quarter was primarily due to foreign currency losses on intercompany balances for the three months ended September 27, 2025 versus foreign currency gains on intercompany balances for the three months ended September 28, 2024.

Income tax expense was $13.7 million for the three months ended September 27, 2025, compared to $17.8 million for the three months ended September 28, 2024. The decrease in income tax expense was primarily due to lower income before income taxes. The effective tax rate was 26% for the three months ended September 27, 2025, compared to 24% for the three months ended September 28, 2024. The effective tax rate for the three months ended September 27, 2025 was unfavorably impacted by lower income before taxes and increased primarily due to the non-deductible portion of executive compensation and a lower tax benefit from our foreign-derived intangible income deduction.

Nine Months Ended September 27, 2025 Compared to September 28, 2024

	Nine Months Ended		Change
	September 27, 2025	September 28, 2024
(dollars in thousands)			$	%
Net sales	$1,284,786	$1,283,333	$1,453	—%
Gross profit	$731,813	$736,846	$(5,033)	(1)%
Gross margin (gross profit as a % of net sales)	57.0%	57.4%	(40) basis points
Selling, general, and administrative expenses	$593,765	$573,974	$19,791	3%
SG&A as a % of net sales	46.2%	44.7%	150 basis points

Net Sales

Net sales increased $1.5 million to $1,284.8 million for the nine months ended September 27, 2025, compared to $1,283.3 million for the nine months ended September 28, 2024. Net sales for the nine months ended September 27, 2025 and September 28, 2024 included $5.1 million and $7.1 million, respectively, of sales related to gift card redemptions in connection with recall remedies.

Net sales in our two channels were as follows:

•DTC channel net sales increased $14.5 million, or 2%, to $733.5 million, compared to $719.0 million in the prior year period, primarily due to growth in our Amazon Marketplace business, Corporate Sales and YETI retail stores, partially offset by a decline in sales on our U.S. YETI website. DTC channel mix was 57% and 56% for the nine months ended September 27, 2025 and September 28, 2024, respectively.
•Wholesale channel net sales decreased $13.1 million, or 2%, to $551.3 million, compared to $564.3 million in the same period last year, primarily due to a decline in Drinkware, partially offset by growth in Coolers & Equipment.

Net sales in our two primary product categories were as follows:

•Drinkware net sales decreased by $30.3 million, or 4%, to $705.8 million, compared to $736.1 million in the prior year period. Drinkware growth in our international regions was more than offset by a decline in our U.S. region, reflecting a promotional market environment and inventory constraints driven by our supply chain transition in the current year period.
•Coolers & Equipment net sales increased by $37.7 million, or 7%, to $556.2 million, compared to $518.4 million in the same period last year, primarily driven by strong performance in bags, soft coolers, and hard coolers.

Net sales in the U.S. decreased $26.5 million, or 3%, to $1,026.4 million for the nine months ended September 27, 2025. Net sales in international locations increased $27.9 million, or 12%, to $258.4 million for the nine months ended September 27, 2025 reflecting growth across all regions, led by Europe and Canada, as well as Japan, which launched in the second quarter of

2025. Net sales in international locations represented 20% and 18% of total net sales in the first nine months of 2025 and 2024, respectively.

Gross Profit

Gross profit decreased $5.0 million to $731.8 million compared to $736.8 million in the prior year period. Gross margin rate decreased 40 basis points to 57.0% from 57.4% in the same period last year, primarily due to the following factors:

•higher tariff costs, which unfavorably impacted gross margin by 190 basis points;
•a decrease in the mix of Drinkware net sales, which unfavorably impacted gross margin by 60 basis points; and
•the unfavorable impact of foreign currency exchange rates, which unfavorably impacted gross margin by 10 basis points.

These were partially offset by:

•lower product costs, which favorably impacted gross margin by 90 basis points;
•the absence in the current year quarter of the amortization of inventory fair value step-up in connection with the Mystery Ranch acquisition, which favorably impacted gross margin by 50 basis points;
•the impact of selective price increases on certain drinkware products implemented during the second quarter of 2025, which favorably impacted gross margin by 40 basis points;
•lower inbound freight, which favorably impacted gross margin by 20 basis points; and
•other impacts, which favorably impacted gross margin by 20 basis points.

Selling, General, and Administrative Expenses

SG&A expenses increased by $19.8 million, or 3%, to $593.8 million for the nine months ended September 27, 2025 compared to $574.0 million for the nine months ended September 28, 2024. As a percentage of net sales, SG&A expenses increased by 150 basis points to 46.2% for the nine months ended September 27, 2025 compared to 44.7% for the nine months ended September 28, 2024. The increase in SG&A expenses was primarily driven by:

•an increase in general and administrative expenses of $15.8 million (increasing SG&A as a percent of sales by 130 basis points) mainly due to growth investments in technology and facilities as well as higher advisory and legal fees;
•an increase in employee compensation and benefits expenses of $6.3 million (increasing SG&A as a percent of sales by 40 basis points) primarily due to an increase in non-cash stock-based compensation expense; and
•an increase in depreciation and amortization expense of $3.6 million (increasing SG&A as a percent of sales by 30 basis points) primarily related to our continued capital investments.

The increases in SG&A expenses were partially offset by:

•a decrease in distribution and fulfillment expenses of $3.7 million (decreasing SG&A as a percent of sales by 30 basis points) mainly due to lower outbound freight fees, partially offset by higher third-party logistics fees and higher online marketplace fees associated with higher Amazon Marketplace net sales; and
•a decrease in marketing and advertising expenses of $2.3 million (decreasing SG&A as a percent of sales by 20 basis points).

Non-Operating Expenses

Interest income, net was $0.6 million for the nine months ended September 27, 2025. Interest income, net was $0.5 million for the nine months ended September 28, 2024. The change versus the prior year quarter was primarily due to a decrease in interest expense, partially offset by a decrease in interest income.

Other income was $6.0 million for the nine months ended September 27, 2025, compared to other income of $0.4 million for the nine months ended September 28, 2024. The change versus the prior year period was primarily due to higher foreign currency gains on intercompany balances.

Income tax expense was $37.4 million for the nine months ended September 27, 2025, compared to $41.2 million for the nine months ended September 28, 2024. The decrease in income tax expense was primarily due to lower income before income taxes. The effective tax rate was 26% for the nine months ended September 27, 2025 compared to 25% for the nine months ended September 28, 2024. The effective tax rate for the nine months ended September 27, 2025 was unfavorably impacted by lower income before taxes and increased primarily due to the non-deductible portion of executive compensation.
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

Current Liquidity

As of September 27, 2025, we had a cash balance of $164.5 million, working capital (excluding cash) of $210.2 million, and $300.0 million of borrowings available under the Revolving Credit Facility.

Credit Facility

Our Credit Facility provides for a $300.0 million Revolving Credit Facility and an $84.4 million term loan (the “Term Loan A”).

At September 27, 2025, we had $74.9 million principal amount of indebtedness outstanding under the Term Loan A under the Credit Facility and no outstanding borrowings under the Revolving Credit Facility. The weighted-average interest rate for borrowings under the Term Loan A was 6.15% during the three months ended September 27, 2025.

The Credit Facility requires us to comply with certain covenants, including financial covenants regarding our total net leverage ratio and interest coverage ratio. Fluctuations in these ratios may increase our interest expense. Failure to comply with these covenants and certain other provisions of the Credit Facility, or the occurrence of a change of control, could result in an event of default and an acceleration of our obligations under the Credit Facility or other indebtedness that we may incur in the future. At September 27, 2025, we were in compliance with all covenants and expect to remain in compliance with all covenants under the Credit Facility.

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

During the third quarter of 2025, we repurchased 4,278,800 shares of YETI’s common stock on the open market for approximately $150.0 million, at an average repurchase price of $35.02 per share. The repurchased common stock is held as treasury stock.

In total, we repurchased 5,023,372 shares of YETI’s common stock on the open market for approximately $172.8 million, at an average repurchase price of $34.41 per share, during the nine months ended September 27, 2025.

Material Cash Requirements

There have been no material changes in our material cash requirements for contractual and other obligations compared to the disclosures included under “Material Cash Requirements” included in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 28, 2024 filed with the U.S. Securities and Exchange Commission (the “SEC”).

Cash Flows from Operating, Investing, and Financing Activities

The following table summarizes our cash flows from operating, investing and financing activities for the periods indicated (in thousands):

	Nine Months Ended
	September 27, 2025	September 28, 2024
Cash flows provided by (used in):
Operating activities	$81,839	$35,806
Investing activities	$(81,242)	$(87,047)
Financing activities	$(194,192)	$(107,517)
Operating Activities

Cash flows related to operating activities are dependent on net income, non-cash adjustments to net income, and changes in working capital. The increase in cash provided by operating activities during the nine months ended September 27, 2025 compared to cash provided by operating activities during the nine months ended September 28, 2024 is primarily due to a decrease in cash used in working capital driven by a decrease in cash used in the changes of accounts payable and accrued expenses and accounts receivable balances.
Investing Activities
The decrease in cash used in investing activities during the nine months ended September 27, 2025 was primarily due to lower purchases of property and equipment, and lower cash paid for acquisitions in the current year period.
Financing Activities

The increase in cash used by financing activities during the nine months ended September 27, 2025 was primarily due to higher repurchases of common stock compared to the prior year period.

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
Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding disclosures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 27, 2025.

Changes in Internal Control over Financial Reporting

During the quarter ended September 27, 2025, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

During 2025, the United States implemented incremental tariffs on imports from many countries. Most of our products are produced in countries that are subject to these tariffs. As a result, the cost to import our products into the U.S. has increased. These increased costs have had a material negative impact on our gross margins and results of operations in 2025. If current tariff levels persist or worsen, we expect that tariffs will continue to have a negative impact on our gross margins and results of operations.

We have been, and will continue, pursuing strategic options to mitigate the impact of tariffs. For example, in response to the elevated tariffs on imports from China announced earlier this year, we have continued our efforts to accelerate the diversification of our Drinkware manufacturing to additional countries beyond China. We continue to expect a large percentage of our Drinkware manufacturing capacity to be outside of China by the end of 2025. These accelerated diversification efforts have caused short-term supply chain disruptions, which have impacted our ability to source certain products. As a result, we have experienced inventory constraints that have adversely impacted sales in 2025, and we expect such impact to continue in the fourth quarter of 2025. If we do not meet demand due to constrained inventory, we could damage our relationships with our wholesale partners and customers and delay or lose sales opportunities, which could unfavorably impact our future sales and materially negatively impact our results of operations. In addition, a change in available exemptions, an increase in tariffs in other countries, or retaliatory actions from other countries, could further constrain our supply chain and further raise the cost of our products.

In addition to diversifying Drinkware manufacturing beyond China, we are managing operating expenses, working capital and cash; negotiating with suppliers; evaluating pricing strategies; leveraging tariff exemptions where possible; and pursuing other supply chain optimization activities.

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

Given the uncertainty regarding the scope and duration of the current and potential tariffs, as well as the potential for additional trade actions by the United States or other countries, the ultimate impact on our business and results of operations is uncertain but could continue to be material or worsen.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table sets forth the repurchases of our common stock during the three months ended September 27, 2025:

Period	Total Number of Shares Purchased	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Programs	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)(2)
June 29 - August 2, 2025	936,608	$34.62	936,608	$394,595
August 3 - August 30, 2025	1,914,249	34.81	1,914,249	327,964
August 31 - September 27, 2025	1,427,943	35.57	1,427,943	277,168
	4,278,800		4,278,800
_________________________________________
(1)Average price paid per share excludes fees, commissions, and excise tax due under the Inflation Reduction Act of 2022.
(2)In February 2024, YETI’s Board of Directors approved a $300.0 million share repurchase program (the “Share Repurchase Program”). During Fiscal 2024, we entered into two separate accelerated share repurchase agreements to repurchase an aggregate $200 million of YETI’s common stock. During the first quarter of 2025, YETI’s Board of Directors increased the Share Repurchase Program authorization by $350.0 million. See Note 10-Stockholders’ Equity and Management’s Discussion and Analysis—Liquidity and Capital Resources—Share Repurchase Program for additional information about the Share Repurchase Program.

Item 5. Other Information

Insider Trading Arrangements

On September 11, 2025, Bryan C. Barksdale, the Company’s Chief Legal Officer, adopted a 10b5-1 trading plan (the “Trading Plan”). The Trading Plan is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. The Trading Plan provides for the potential sale of 9,756 shares of the Company’s common stock commencing December 11, 2025. The Trading Plan terminates on the earlier of April 10, 2026 or the date all shares are sold.

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

101*
The following unaudited financial statements from YETI Holdings, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 27, 2025, formatted in Inline eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Equity, (v) Consolidated Statements of Cash Flows, and (v) Notes to the Unaudited Condensed Consolidated Financial Statements

104*	Cover Page Interactive Data File (embedded within the Exhibit 101 Inline XBRL document)

* Filed herewith.
** Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

YETI Holdings, Inc.

Dated: November 6, 2025	By:	/s/ Matthew J. Reintjes
Matthew J. Reintjes
President and Chief Executive Officer (Principal Executive Officer)

Dated: November 6, 2025	By:	/s/ Michael J. McMullen
Michael J. McMullen
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)