Form 10-K
period 2026-01-03
YETI Holdings, Inc.
filed 2026-02-27
CIK 1670592

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________
FORM 10-K
________________________________________________
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 3, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes  ☐ No  ☒
As of June 27, 2025, the last business day of our mostly recently completed second fiscal quarter, the aggregate market value of our common stock held by non-affiliates was $2,016,715,281.
As of February 20, 2026, there were 75,268,367 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the registrant’s 2026 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission no later than 120 days after January 3, 2026, are incorporated by reference in Part III herein.

YETI HOLDINGS, INC.

Forward-Looking Statements
This Annual Report on Form 10-K (this “Report”) contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical or current fact included in this Annual Report on Form 10-K are forward-looking statements. Forward-looking statements include statements containing words such as “anticipate,” “assume,” “believe,” “can,” “have,” “contemplate,” “continue,” “could,” “design,” “due,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “likely,” “may,” “might,” “objective,” “plan,” “predict,” “project,” “potential,” “seek,” “should,” “target,” “will,” “would,” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operational performance or other events. For example, all statements made regarding future expectations relating to expected market or macroeconomic conditions; the impact of tariffs; supply chain and manufacturing diversification efforts, and other tariff mitigation strategies; our share repurchase plans; estimated and projected costs, expenditures, and growth rates; plans and objectives for future operations, growth, or initiatives; or strategies are forward-looking statements. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that are expected and, therefore, you should not unduly rely on such statements. The risks and uncertainties that could cause actual results to differ materially from those expressed or implied by these forward-looking statements include but are not limited to the risks and uncertainties listed below under “Risk Factors Summary” and further described under the heading “Risk Factors” in Part I, Item 1A of this Annual Report, as such risk factors may be amended, supplemented or superseded from time to time by other reports we file with the United States Securities and Exchange Commission.

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
•Our business could be harmed if we fail to execute our plans to continue expanding our supply chain, technology and certain other business processes to a large global scale.
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
•Adverse changes in international trade policies, tariffs and treaties, including increases in tariff rates and the imposition of additional tariffs, may materially adversely affect our business and results of operations.
•Our aspirations, disclosures, and actions related to sustainability matters expose us to risks that could adversely affect our reputation and performance.
•Climate change, and related legislative and regulatory responses to climate change, may adversely impact our business.
•If the retail partners in our wholesale channel cease to promote or carry our current products, choose not to promote or carry new products that we develop, or we need to raise our discounts to such retail partners, our brand as well as our results of operations and financial condition could be harmed.
•If we do not successfully navigate risks associated with, or realize sufficient return on investments in, our direct-to-consumer (“DTC”) channel, our business and results of operations could be harmed.
•Operating retail stores incurs substantial fixed costs and if we are unable to generate sales, operate our retail stores profitably, or otherwise fail to meet expectations, we may be unable to reduce such fixed costs and avoid losses or negative cash flows.
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
•The integration and use of artificial intelligence (“AI”) in our business presents risks and challenges that could adversely affect our business, reputation, and results of operations.

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
We have a 52- or 53-week fiscal year that ends on the Saturday closest in proximity to December 31, such that each quarterly period will be 13 weeks in length, except during a 53-week year when the fourth quarter will be 14 weeks. Our fiscal year ended January 3, 2026 (“2025”) was 53 weeks. Our fiscal years ended December 28, 2024 (“2024”) and December 30, 2023 (“2023”) were 52 weeks each. Unless otherwise stated, references to particular years, quarters, months and periods refer to our fiscal years ended in December and the associated quarters, months, and periods of those fiscal years.

Our Products
Our product portfolio consists of three categories: Coolers & Equipment; Drinkware; and Other. We have a history of consistently broadening our high-performance, premium-priced product portfolio to meet our expanding customer base and their evolving pursuits. Our culture of innovation and success in identifying customer needs and wants drives our robust product roadmap. In 2025, net sales of Coolers & Equipment, Drinkware, and Other represented 40%, 58%, and 2% of net sales, respectively. Refer to Note 3 of the Notes to Consolidated Financial Statements for net sales by product category.

Coolers & Equipment
Our Coolers & Equipment category consists of seven platforms: hard coolers, soft cooler bags, everyday bags, travel bags, pursuit bags, cargo and storage, and outdoor living.
Hard Coolers. Our hard coolers are built with seamless rotomolded construction or injection molding construction, making them nearly indestructible. For superior ice retention, we pressure-inject up to two inches of commercial-grade polyurethane foam into the walls and lid and utilize a freezer-quality gasket to seal the lid. In 2025, we introduced the redesigned Roadie 24 within our Roadie cooler family. Our hard cooler platform includes the YETI Tundra, YETI Roadie, YETI V Series hard coolers, YETI TANK ice bucket, and YETI Silo 6G water cooler. Related accessories include locks, dry baskets, beverage holders, and dividers.
Soft Cooler Bags. Our soft cooler bags platform consists of our Hopper Collection and Daytrip Collection of soft cooler bags. The Hopper Collection is our line of soft cooler bags designed to be leakproof and provide superior durability and ice retention compared to ordinary soft cooler bags. The Hopper Collection includes the M15 Soft Cooler, M12 Soft Backpack Cooler, M30 Soft Cooler, M20 Backpack Cooler, and the Flip Soft Cooler. The Daytrip Collection is built for all-day use and consists of ultra-portable insulated soft cooler bags. In 2025, we expanded our Daytrip Collection with the launch of the Lunchboxes in two sizes, Lunch Bag, and Tote Bag.
Bags. Our bags offerings span three platforms covering everyday, travel, and pursuit bags. These offerings include the Panga Collection of waterproof duffel bags and backpacks, Crossroads Collection of backpacks, duffel bags, luggage, and packing cubes, Camino Carryall, and SideKick Dry gear case. In 2025, we expanded our bags offerings with the new Cayo Collection of all-weather backpacks in three sizes and Ranchero Collection of backpacks in four sizes.
Cargo and Storage. We offer a range of cargo and storage solutions including: the LoadOut GoBox in multiple sizes, LoadOut Bucket, and LoadOut Swivel Seat. In 2025, we also expanded our cargo offerings with the smaller format LoadOut GoBox.

Outdoor Living. Our outdoor living platform includes the Trailhead Camp Chair, Lowlands Blanket, and Boomer Dog Bowls. In 2025, we also expanded our outdoor living offerings with the new Hondo Beach Chair, a limited release of the Can Crusher, and the YETI Fire Pit.

Drinkware

Our Drinkware category consists of four platforms: bottles and jugs, cups, mugs, and tumblers, tableware, coffeeware, barware, and containers, and cookware. Most of our Drinkware products are made with durable, kitchen-grade, 18/8 stainless-steel, double-wall vacuum insulation, and our innovative No Sweat design. The result is high-performing drinkware products that keep beverages at their preferred temperature—whether hot or cold—for hours at a time without condensation.
Bottles and Jugs. Our bottles and jugs platform includes the Rambler Collection of bottles and jugs, Yonder Collection of water bottles and shaker bottles, and Silo Collection of jugs. In 2025, we expanded this platform with the launch of the Rambler Travel Bottle in three sizes, Yonder Shaker Bottle in two sizes, Silo Jug with Straw Cap in two sizes, Silo Jug with Chug Cap, and introduced the redesigned Rambler Jug in two sizes.
Cups, Mugs, and Tumblers. Our cups, mugs, and tumblers platform includes the Rambler Collection of Stackable Pints, Mugs, Tumblers, and Cups. In 2025, we expanded this platform with the launch of the Rambler Travel Straw Mug in three sizes and Rambler Junior Tumbler with Silicone Straw.
Tableware, Coffeeware, Barware, and Containers. Our tableware, coffeeware, barware, and containers platform offers a broad range of Rambler products, including Insulated Bowls and Food Jars, ceramic-lined Mugs and Stackable Cups, French Presses, Pitchers, Wine Chillers, Wine Tumblers, the Beverage Bucket, Colsters, and the Cocktail Shaker. In 2025, we expanded this platform with the launch of the Rambler Insulated Bowls in six sizes, Rambler Food Jars in three sizes, YETI Food Storage containers in three sizes, Rambler Ceramic Mug in two sizes, and a new size of the Rambler Ceramic Stackable Cup.
Cookware. Our cookware platform launched in 2024 with the introduction of our Cast Iron Skillet in three sizes. In 2025, we expanded this platform with the launch of a new size of our Cast Iron Skillet, the new Cast Iron Ranch Pan, and a limited release of the new Carbon Steel Pan.
Other
Our Other category consists of two platforms: apparel and other. Apparel offers an array of hats, shirts and sweatshirts, while other includes ice substitutes and other YETI branded products.
Segment Information
We operate as one reportable operating segment.
Sales Channels
We offer our products in the United States, Canada, Australia, New Zealand, the United Kingdom, Europe, and Japan, among others, through a diverse omni-channel strategy, comprised of our wholesale and our direct-to-consumer (“DTC”) channels. In 2025 and 2024, our DTC channel accounted for 60% and 59% of our net sales, respectively, and our wholesale channel accounted for 40% and 41% of our net sales, respectively. As part of our commitment to premium positioning, we maintain supply discipline, primarily sell through one-step distribution, and partner with retailers who agree to follow our terms and conditions, including compliance with our pricing policies where markets allow.
In our wholesale channel, we sell to several large retailers in the United States, including Dick’s Sporting Goods, REI, Academy Sports + Outdoors, Bass Pro Shops, Ace Hardware, Scheels, and Tractor Supply Company, and an assemblage of independent retail partners throughout the United States, Canada, Australia, New Zealand, the United Kingdom, Europe, and Japan, among others. In our international regions, our notable retailers include FGL Sports and SportChek in Canada, BCF and Rebel in Australia, and GO Outdoors in the United Kingdom. We carefully evaluate and select retail partners that have an image and approach that are consistent with our premium brand and pricing, while also seeking new retail partners that create access to unique shopping experiences or customer bases. We offer customized products with licensed marks to certain wholesale partners. Our network of independent retail partners includes outdoor specialty, hardware, sporting goods, and farm and ranch supply stores, among others. As of January 3, 2026, we sold through a diverse base of approximately 5,300 retail partners worldwide. No single customer accounted for 10% or more of our gross sales in 2025.

We sell our products in our DTC channel to customers on our websites, through YETI Authorized on the Amazon Marketplace, as well as in our retail stores. Additionally, we offer customized products with licensed marks and original artwork primarily to our DTC channel, through our corporate sales program, on our websites, and at select retail stores. Our corporate sales program offers customized products to corporate customers for a wide-range of events and activities, and in certain instances may also offer products to re-sell. Additionally, we sell our full line of products at our retail stores. Our DTC channel enables us to directly interact with our customers, more effectively deliver our brand experience, better understand consumer behavior and preferences, and offer exclusive products, content, and customization capabilities. We believe our control over our DTC channel provides our customers the highest level of brand engagement and further builds customer loyalty.

Our Market

Our premium products are designed for use in a wide variety of activities, from professional to recreational and outdoor to indoor, and can be used year round. As a result, the markets we serve are broad as well as deep, including, for example, outdoor, housewares, home and garden, outdoor living, industrial, and commercial.
Our net sales in the United States accounted for approximately 79% of our net sales for 2025, while our international sales represented 21% of our 2025 net sales. We continue to expand internationally and grow our presence in Canada, Australia, New Zealand, Asia, the United Kingdom, and Europe, among other countries and regions. We are expanding internationally by focusing on brand awareness, wholesale expansion, and our DTC channel. We believe there are meaningful growth opportunities in expanding into additional international markets, such as Asia, as many of the market dynamics and premium, performance-based consumer needs that we have successfully identified in the United States are also valued in these markets.
Product Design and Development
We design and develop our products to provide superior performance and functionality in a variety of environments. Our products are carefully designed and rigorously tested to maximize performance while minimizing complexity, allowing us to deliver highly functional products with simple, clean, and distinct designs.
We expand our existing product families and enter new product categories by designing solutions grounded in consumer insights and relevant product knowledge. We use high-quality materials, advanced design and manufacturing processes, and leverage strategic acquisitions to create premium products that redefine consumer expectations and deliver best-in-class product performance. We continue to expand our product lines by introducing anchor products, followed by product expansions, such as additional sizes and colorways, and then offering corresponding accessories.
To ensure our continued success in bringing category-redefining products to market, our marketing and product development teams collaborate to identify consumer needs and wants to drive our robust product roadmap. We use our purpose-built, state-of-the-art research and development centers to generate design prototypes and test performance. We follow a disciplined, stage-gate product development process that is designed to provide consistent quality control while optimizing speed-to-market. We collaborate with our YETI Ambassadors, a diverse group of people throughout the world, comprised of elite anglers, hunters, rodeo cowboys, chefs, barbecue pitmasters, surfers, brewmasters, fitness experts, skateboarders, and outdoor adventurers who embody our brand, and industry professionals to test our prototypes and provide feedback that is incorporated into final product designs. Once we approve the final design and specifications of a new product, we partner with global suppliers and specialized manufacturers to produce our products according to our exacting performance and quality standards.
Marketing
We employ a wide range of marketing tactics and outlets to cultivate our relationships with experts, serious enthusiasts, and everyday consumers. We use a combination of traditional, digital, and social media, and grass-roots initiatives, as well as original short films and high-quality content on YETI websites.
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

Many of our core products are manufactured in China, Thailand, Malaysia, Vietnam, the Philippines, Mexico, and Poland. We regularly evaluate the performance and capacity at our manufacturing partners’ facilities. We hold our manufacturers to rigorous quality and product conformance standards through frequent involvement and regular product inspecting. We own the molds and tooling used in the production of our products, create and provide the specifications for our products, and work closely with our manufacturing partners to improve production yields and efficiency. Our manufacturers do not have unique skills, technologies, processes, or intellectual property that prevent us from migrating to other manufacturing partners.

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

Distribution and Inventory Management

We utilize global third-party logistics providers to warehouse and distribute finished products from our distribution facilities in Memphis, Tennessee, Salt Lake City, Utah, and Sumner, Washington to support our domestic operations, and in Australia, Canada, the United Kingdom, New Zealand, Japan, and the Netherlands to support our international operations. These logistics providers manage various distribution activities, including product receipt, warehousing, certain limited product inspection activities, and coordinating outbound shipping.

We manage our inventory levels by analyzing product sell-through, forecasting demand, and placing orders with our manufacturers before we receive firm orders from customers to ensure sufficient availability.
Competition
We compete in the large outdoor and recreation market as well as other related markets. Competition in our markets is based on a number of factors, including product quality, performance, durability, styling, and price, as well as brand image and recognition. We believe that we have been able to compete successfully on the basis of our brand, superior design capabilities and product development, our DTC capabilities, as well as the breadth of our national, regional, and independent retail partners.
In the Coolers & Equipment category, we compete against established, well-known, and legacy cooler brands, such as Igloo and Coleman, numerous newer brands that have emerged after the popularity of YETI products, such as Stanley and SharkNinja, as well as private label brands. In the Drinkware category, we compete against well-known brands such as HydroFlask, Stanley, Owala, and HydroJug, as well as numerous other brands and retailers that offer competing products.
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

Seasonality
Historically, we have experienced our highest levels of net sales in the fourth quarter of the year, coinciding with the seasonal holiday shopping season. In 2025, our net sales in the first, second, third, and fourth quarters represented 19%, 24%, 26%, and 31%, respectively, of our total net sales for the year. In 2024, our net sales in the first, second, third, and fourth quarters represented 19%, 25%, 26%, and 30%, respectively, of our total net sales for the year.
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
We aggressively pursue and defend our intellectual property rights to protect our distinctive brand, designs, and inventions. We have processes and procedures in place to identify, protect, and optimize our intellectual property assets on a global basis. For example, we have a proactive online marketplace monitoring and seller/listing termination program to disrupt online counterfeit or otherwise infringing offerings. Our experienced legal and brand protection teams initiate claims and litigation to protect our intellectual property assets. For example, we work to shut down websites selling counterfeit products through litigation. We intend to continue to seek intellectual property protection for our new products and enforce our rights against those who infringe on these valuable assets.
Human Capital Resources

At YETI, we have an unwavering commitment to outdoor and recreation communities, and we are relentless in our pursuit of building superior products for people to enjoy life outdoors and beyond. We are proud of our unique company culture, where ideas, innovation, collaboration, and personal development are essential. We believe our brand and culture are central to our success and our ability to attract, develop, motivate, and retain highly skilled talent. We continue to support our voluntary, employee-led resource groups that foster a workplace aligned with our core values, goals, and business practices.

As of January 3, 2026, we employed approximately 1,390 people worldwide, representing twelve countries. Of these, approximately 83% of our workforce was located in the United States. None of our employees are currently covered by a collective bargaining agreement. We have no labor-related work stoppages and believe our relations with our employees are positive and stable.
Compensation and Benefits. We strive to hire, develop and retain top talent. We attract and reward our employees by providing market-competitive compensation, healthcare, retirement benefits, paid time off, bonding leave, as well as mental health, wellness, and financial planning programs.

Communication and Engagement. We actively communicate and listen to employees through multiple internal channels and encourage employees to provide feedback about their experiences through ongoing employee engagement activities, including employee satisfaction surveys. We strive to address feedback in real time and provide an environment where our employees can have fulfilling careers and be productive, creative, happy, and healthy.

Learning and Development. Consistent with our focus on employee growth and development, we offer employees the opportunity to participate in educational activities and trainings. Additionally, we employ a variety of programs to recognize leadership and other employees who best exemplify our core values.

For more information regarding our programs and practices related to human capital management, please see the “People” section of our 2025 Sustainability Report (“Sustainability Report”), located on our website at www.yeti.com/wild.html. Our Sustainability Report does not constitute part of, and shall not be deemed to be incorporated by reference into, this Annual Report on Form 10-K.

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

Risks Related to Our Business, Operations and Industry

Our business depends on maintaining and strengthening our brand to attract new customers and generating and maintaining ongoing demand for our products, and a significant reduction in such demand could harm our results of operations.

The YETI name and premium brand image are integral to the growth of our business, as well as to the implementation of our strategies for expanding our business. Our success depends on the value and reputation of our brand, which is rooted in passion for the outdoors. To sustain long-term growth, we must continue to successfully promote our products to consumers who align with the values of our brand, as well as to individuals who simply value products of uncompromising quality and design. Our ability to execute our marketing and growth strategy depends on many factors, such as the quality, design, performance, functionality, and durability of our products; the image and reputation of our e-commerce platform; the design of our retail floor spaces and our wholesale partners’ floor spaces; the impact of our communication activities, including advertising, social media, and public relations; and our management of the customer experience, including direct interfaces through customer service. Maintaining, promoting, and positioning our brand are important to expanding our customer base and will depend largely on the success of our marketing and merchandising efforts and our ability to provide consistent, high-quality customer experiences.

We have made, and we expect that we will continue to make, significant investments in promoting our products and attracting new customers, including through the use of corporate and sports league partnerships, YETI Ambassadors, traditional, digital, and social media, original YETI films, and participation in, and sponsorship of, community events. Marketing campaigns can be expensive and may not result in the cost-effective acquisition of customers. Ineffective marketing, ongoing and sustained promotional activities, negative publicity, product diversion to unauthorized distribution channels, product or manufacturing defects, product recalls, counterfeit products, unfair labor practices, and failure to protect the intellectual property rights in our brand are some of the potential threats to the strength of our brand, and those and other factors could rapidly and severely diminish customer confidence in us. Furthermore, these factors could cause our customers to lose the personal connection they feel with the YETI brand. The rapid diffusion of information through social media also heightens the risk that negative publicity—whether accurate or not—regarding product performance, Ambassador conduct, company policies or sourcing practices could quickly erode brand equity. Actions by individuals or organizations associated with YETI (including Ambassadors and influencers) that are inconsistent with our brand values, whether on our platforms or theirs, could also harm our brand reputation and materially impact our business. Further, now that our brand is more widely known in our established markets, future marketing campaigns may not attract new customers at the same rate as past campaigns. Inflation, higher product costs or other macroeconomic factors may also affect our ability to provide products in a cost-effective manner and hinder us from attracting new customers. If we are unable to attract new customers, fail to attract new customers in a cost-effective manner, or fail to drive awareness of our full product portfolio among new and existing customers, our growth could be slower than we expect, and our business could be harmed.

If we are unable to successfully design, develop and market new products, our business may be harmed.

The market for our products is characterized by new product introductions, frequent enhancements, customization options, new colorways for existing products, and changing customer demands, needs and preferences. This is emphasized by the fact that our products are high-quality, durable, and do not have a natural replacement cycle. Shorter innovation cycles and the growing influence of social-media reviews further increase the risk that new products will not achieve anticipated acceptance or that our intellectual-property safeguards will be circumvented. To maintain and increase sales, we must continue to introduce new products and improve or enhance our existing products on a timely basis to respond to new and evolving consumer preferences. The success of our new and enhanced products depends on many factors, including anticipating consumer preferences, finding innovative solutions to consumer problems, differentiating our products from those of our competitors, maintaining the strength of our brand, onboarding new manufacturing processes and suppliers, and successful product lifecycle management. The design and development of our products is costly, and we typically have several products in development at the same time. Design or quality issues, or delays in launching new products, could damage our brand, disrupt our business, and negatively affect our financial condition and results of operations. Any new products that we develop and market may not generate sufficient revenues to recoup their development, production, marketing, selling and other costs.

Our business could be materially harmed if we are unable to accurately forecast our growth rate and demand for our products.

To ensure adequate inventory supply, we must forecast inventory needs and place orders with our manufacturers before firm orders are placed by our customers. Forecasts are particularly challenging as we expand into new markets and geographies, develop and market new products, and face macroeconomic uncertainties, including related to consumer discretionary spending, interest rates, inflation, tariffs and geopolitical events. Our historical sales, expense levels, and profitability may not be an appropriate basis for forecasting future results. If we fail to accurately forecast customer demand, including relating to our expected growth, we may experience excess inventory levels or a shortage of products to deliver to our customers. Failure to accurately forecast our results of operations and growth rate could also cause us to make poor operating decisions, and we may not be able to adjust in a timely manner. Consequently, actual results could be materially lower than anticipated. Even if the markets in which we compete expand, we cannot assure you that our business will grow at similar rates, or at all.

Factors that could affect our ability to accurately forecast demand for our products include: (a) an increase or decrease in consumer demand for our products; (b) our failure to accurately predict consumer acceptance for our new products; (c) product introductions by competitors; (d) unanticipated changes in general market conditions or other factors, which may result in cancellations of advance orders or a reduction or increase in the rate of reorders or at-once orders placed by retailers; (e) impacts on consumer demand due to unseasonable weather conditions; (f) weakening economic conditions or consumer confidence in future economic conditions, as well as inflationary conditions or tariffs resulting in rising prices, which could each reduce demand for discretionary items, such as our products; and (g) terrorism or acts of war, or the threat thereof, or political or labor instability or unrest, riots, public health crises, or geopolitical conflicts, which could adversely affect consumer confidence and spending or interrupt production and distribution of product and raw materials.

Inventory levels in excess of customer demand may result in inventory write-downs or write-offs and the sale of excess inventory at discounted prices or in less preferred distribution channels, which could impair our brand image and harm our gross margins. In addition, if we underestimate the demand for our products, our manufacturers may not be able to produce products to meet our customer requirements, and this could result in delays in the shipment of our products, lower sales, higher costs, as well as damage to our reputation and retailer and distributor relationships.

Difficulty in forecasting demand also makes it difficult to estimate our future results of operations and financial condition from period to period. A failure to accurately predict the level of demand for our products could adversely impact our profitability or cause us not to achieve our expected financial results.

We may not be able to effectively manage our growth.

As we grow our business, slower growing or reduced demand for our products, increased competition, a highly promotional environment, a decrease in the growth rate of our overall market, failure to develop and successfully market new products, or the maturation of our business or market could harm our business. We have made and expect to continue to make significant investments in our business, including in particular expanding our operations and infrastructure internationally. We also intend to continue to design, develop, and market new products and make enhancements to our existing products. If our sales do not increase at a sufficient rate to offset these increases in our operating expenses, our profitability may decline in future periods.

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

We believe that our future growth depends not only on continuing to reach our existing retail partners and customers but also on continuing to broaden our retail partner and customer base. The growth of our business will depend, in part, on our ability to continue to expand our retail partner and customer bases in the United States, as well as in international markets, including Canada, Australia, Europe, and Asia. In these international markets, we face challenges that are at times different from those we encounter in the United States, including competitive, merchandising, distribution, hiring, and other difficulties. We may also encounter difficulties in attracting customers due to a lack of consumer familiarity with, or acceptance of, our brand, or a resistance to paying for premium products, particularly in international markets. We continue to evaluate and invest in sales and marketing efforts and other strategies to expand the customer base for our products, but we may not be successful. If we are not successful, our business and results of operations may be harmed.

The markets in which we compete are highly competitive and include numerous other brands and retailers that offer a wide variety of products that compete with our products; if we fail to compete effectively, we could lose our market position.

The markets in which we compete are highly competitive, with low barriers to entry. Numerous other brands and retailers offer a wide variety of products that compete with our products, including coolers, drinkware, cookware, bags, and cargo. Competition in these product markets is based on a number of factors, including product quality, performance, durability, styling, brand image and recognition, and price. Our competitors may be able to develop and market higher quality products that compete with our products, sell their products for lower prices, use more promotions, adapt to changes in consumers’ needs and preferences more quickly, devote greater resources to the design, sourcing, distribution, marketing, and sale of their products, or generate greater brand recognition than us. In addition, as we expand into new product categories, we have faced, and will continue to face, different and, in some cases, more formidable competition. We believe many of our competitors and potential competitors have significant competitive advantages, including longer operating histories, ability to leverage their sales efforts and marketing expenditures across a broader portfolio of products, more mature global product distribution, larger and broader bases of retail partners, more established relationships with a larger number of suppliers and manufacturing partners, greater brand recognition, larger or more effective brand ambassador and endorsement relationships, greater financial strength, larger research and development teams, larger marketing budgets, and more distribution and other resources than we do. Some of our competitors aggressively discount their products or offer other attractive sales terms in order to gain market share, which could result in pricing pressures, reduced profit margins, or lost market share. For example, if our retail partners were to demand higher discounts, we may be forced to lower our gross margins on products sold through such partners. The competitive landscape is challenging in the United States and the growth of our business in international markets may not offset any slower growth in the United States. If we are not able to overcome these potential competitive challenges, effectively market our current and future products, and otherwise compete effectively against our current or potential competitors, our prospects, results of operations, and financial condition could be harmed.

In addition, our customers have become increasingly technologically savvy and expect a seamless omni-channel experience regardless of whether they are shopping in stores or online. Innovation by existing or new competitors could alter the competitive landscape by improving the customer experience and heightening customer expectations or by transforming other aspects of their business through new technologies, such as AI. If we are unable to develop and continuously improve our technologies, the efforts of which typically require significant capital investments, we may not be able to provide a convenient and consistent experience to our customers, which could negatively affect our ability to compete with other retailers and could result in diminished loyalty to our brands, which could adversely impact our business.

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

Our competitors have imitated or attempted to imitate, and will likely continue to imitate or attempt to imitate, our product designs and branding, which could harm our business and results of operations. Only a portion of the intellectual property used in the manufacture and design of our products is patented, and we therefore rely significantly on trade secrets, trade and service marks, trade dress, and the strength of our brand. We regard our patents, trade dress, trademarks, copyrights, trade secrets, and similar proprietary rights as critical to our success. We also rely on trade secret protection and confidentiality agreements with our employees, consultants, suppliers, manufacturers, and others to protect our proprietary rights. Nevertheless, the steps we take to protect our proprietary rights against infringement or other violation may be inadequate, and we may experience difficulty in effectively limiting the unauthorized use of our patents, trademarks, trade dress, and other intellectual property and proprietary rights worldwide. We also cannot guarantee that others will not independently develop technology with the same or similar function to any proprietary technology we rely on to conduct our business and differentiate ourselves from our competitors. Because a significant portion of our products are manufactured overseas in countries where counterfeiting is more prevalent, and we intend to increase our sales overseas over the long term, we may experience increased counterfeiting of our products. Furthermore, advances in generative AI and other digital technologies may enable the creation of highly convincing counterfeit products, fake listings, and sophisticated schemes on online marketplaces and social media platforms, increasing the difficulty and cost of enforcement. Unauthorized use or invalidation of our patents, trademarks, copyrights, trade dress, trade secrets, or other intellectual property or proprietary rights may cause significant damage to our brand and harm our results of operations.

While we actively develop and protect our intellectual property rights, there can be no assurance that we will be adequately protected in all countries in which we conduct our business or that we will prevail when defending our patent, trademark, and proprietary rights. Additionally, we could incur significant costs and management distraction in pursuing claims to enforce our intellectual property rights through litigation and defending any alleged counterclaims. Our opportunities for obtaining and enforcing intellectual property rights may change because of changes in laws in the United States and other jurisdictions. If we are unable to protect or preserve the value of our patents, trade dress, trademarks, copyrights, or other intellectual property rights for any reason, or if we fail to maintain our brand image due to actual or perceived product or service quality issues, adverse publicity, governmental investigations or litigation, or other reasons, our brand and reputation could be damaged, and our business may be harmed.

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

The capacity of our manufacturers to produce our products is also dependent upon the availability of raw materials, including rare earth minerals. Our manufacturers may not be able to obtain sufficient supply of raw materials, which could result in delays in deliveries of our products by our manufacturers or increased costs. Any shortage of raw materials or inability of a manufacturer to produce or ship our products in a timely manner, or at all, could impair our ability to ship orders of our products in a cost-efficient, timely manner and could cause us to miss the delivery requirements of our customers. As a result, we could experience cancellations of orders, refusals to accept deliveries, or reductions in our prices and margins, any of which could harm our financial performance, reputation, and results of operations.

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

We import our products and rely on the timely and free flow of goods through open and operational ports from our suppliers and manufacturers. Accordingly, we are subject to certain risks associated with our third-party contract manufacturers’ and carriers’ ability to provide products and services to meet our requirements, including labor disputes, union organizing activity, inclement weather, public health crises, and increased transportation costs. Such events could result in delayed or canceled orders by customers, unanticipated inventory accumulation or shortages, and harm to our business, results of operations, and financial condition. We are also vulnerable to risks associated with products manufactured abroad, including, among other things: (a) risks of damage, destruction, or confiscation of products while in transit to our distribution centers; and (b) transportation and other delays in shipments, including as a result of heightened security screening, port congestion, container and labor shortages, and inspection processes or other port-of-entry limitations or restrictions. Global events may also impact the import of our products. For example, in response to ongoing geopolitical conflicts, certain governments have, and may again in the future, implement sanctions, seizures of assets, or export control measures, which could result in higher costs, inventory shortages, or both. In addition, geopolitical conflicts near key global shipping areas may disrupt shipping routes, causing delays and increased freight costs. Although we have continued to experience such effects with respect to the ongoing conflict in the Red Sea, such effects have not materially impacted our business to date.

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

We are exposed to risk due to our relative concentration of business activity with certain third-party contract manufacturers of our products. Our business and operations would be negatively affected if any of our key manufacturers were to experience significant disruption affecting the price, quality, availability, or timely delivery of products. Our manufacturers could also be acquired by our competitors and may become our direct competitors, thus limiting or eliminating our access to manufacturing capacity. The partial or complete loss of our key manufacturers, or a significant adverse change in our relationship with any of these manufacturers, could result in lost sales, added costs, and distribution delays that could harm our business and customer relationships.

Our business could be harmed if we fail to execute our plans to continue expanding our supply chain, technology and certain other business processes to a large global scale.

We continually assess, and re-engineer as needed, our supply chain management, technology, and business processes to support our expanding scale. Our global expansion plans require significant investment of capital and human resources, the adaptation and evolution of many business processes and technology, and the attention of many employees who would otherwise be focused on other aspects of our business. In particular, inadequate implementation of new technology or execution of modifications or upgrades to existing technology, or poor organizational change management could harm ongoing business operations or impede new business capabilities. While executing on such technology initiatives, we need to manage key business functions globally with platforms and process at scale; ensure responsiveness, resiliency and business continuity; adopt emerging technologies; and maintain readiness to withstand and recover from cybersecurity and information technology threats. If our globalization efforts fail to produce planned efficiencies, or are not managed effectively, we may experience excess inventories, inventory shortage, late deliveries, lost sales, or increased costs. Any business disruption arising from our globalization efforts, or our failure to effectively execute our global expansion plans, could harm our results of operations and financial condition.

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

The price and availability of key components used to manufacture our products, including polyethylene, polyurethane foam, stainless-steel, polyester fabric, zippers, and other plastic materials and coatings, as well as manufacturing equipment and molds, may fluctuate significantly. In addition, the cost of labor at our third-party contract manufacturers and third-party logistics providers could increase significantly. Additionally, the cost of logistics and transportation fluctuates due to a number of factors, including the price of oil, available capacity, market demand, and geopolitical events. Global political conditions, threatened or actual acts of war or terrorism, instability or other disruptions in areas such as the South China Sea, the Middle East, South America and Europe, and trade, economic or other disagreements among nations, can significantly affect, and recently have significantly affected, transportation times and costs. Any fluctuations in the cost and availability of any of our raw materials or other sourcing or transportation costs related to our raw materials or products could harm our gross margins and our ability to meet customer demand.

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

Most of our imported products are subject to tariffs, duties, indirect taxes, quotas and non-tariff trade barriers, any of which may limit the quantity of products that we may import into the United States and other countries or may impact the cost of such products. To maximize opportunities, we rely on free trade agreements and other supply chain initiatives, and, as a result, we are subject to government regulations and restrictions with respect to our cross-border activity. Additionally, we are subject to government regulations relating to importation activities, including related to U.S. Customs and Border Protection (“CBP”) withhold release orders. The imposition of additional tariffs, taxes, duties and quotas, the withdrawal from or the material modification to trade agreements, retaliatory actions from other countries, failure to report or inaccuracies in processing transactions with CBP and/or if CBP detains shipments of our goods pursuant to a withhold release order could have a material adverse effect on our business, results of operations and financial condition. In addition, a change in available exemptions, an increase in tariffs on countries where our products are manufactured, or retaliatory actions from other countries could constrain our supply chain and raise the cost of our products.

During 2025, the U.S. government implemented incremental tariffs on imports from many countries. Most of our products are produced in countries that were subject to these tariffs. As a result, in 2025, the cost to import our products into the United States increased, which had a material negative impact on our gross margins and results of operations in 2025. On February 20, 2026, the U.S. Supreme Court invalidated tariffs imposed under the International Emergency Economic Power Act (the “IEEPA Decision”). There remains significant uncertainty regarding the implementation of the IEEPA Decision, including the processes that will govern refund claims, the timing of any potential refunds, and the ultimate amounts, if any, that we may recover. In addition, immediately following the IEEPA Decision, the U.S. government initiated new tariffs under alternative authorities, resulting in continued tariff exposure for many of our products. There remains significant uncertainty regarding the duration and scope of these newly initiated tariffs, whether the U.S. government will pursue additional trade actions or impose further tariffs, and the impact of such conditions on our business. Any such uncertainties and developments could materially affect our business or financial results.

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

Our aspirations, disclosures, and actions related to sustainability matters expose us to risks that could adversely affect our reputation and performance.

The focus and expectations of investors, customers, associates, business partners and other stakeholders concerning sustainability matters continue to evolve rapidly (for definitional purposes, our references to “sustainability” are intended to encompass a range of topics including human capital, governance, and climate). Failure to meet these expectations or to comply with emerging sustainability regulations could adversely affect our reputation, access to capital, and business opportunities. We announce initiatives related to sustainability matters from time to time and have established and publicly announced certain sustainability goals. These statements reflect our current plans and aspirations and are not guarantees that we will be able to achieve them. Our ability to achieve any sustainability objective is subject to numerous risks, many of which are outside of our control. Our failure to accomplish or accurately track and report on these goals on a timely basis, or at all, could adversely affect our reputation, financial performance and growth, and could expose us to increased scrutiny from the investment community as well as enforcement authorities. In addition, we could be criticized for the scope of our sustainability initiatives or goals.

Different stakeholder groups have divergent or conflicting views on sustainability matters, simultaneous demands for greater transparency and reduced administrative cost, and a proliferating patchwork of climate-related disclosure mandates, which increase the risk that any action or lack thereof with respect to sustainability matters will be perceived negatively by at least some stakeholders and adversely impact our reputation and business. If we do not successfully manage sustainability-related expectations, or if there is perceived non-compliance across these varied stakeholder interests, we may face scrutiny, reputational risk, lawsuits, or market access restrictions from these parties regarding our sustainability initiatives.

Globally, a lack of harmonization and the rapid evolution in relation to sustainability legal and regulatory reform across the jurisdictions in which we may operate may affect our future implementation of, and compliance with, sustainability standards and requirements. Standards for tracking and reporting sustainability matters are relatively new and continue to evolve. Collecting, measuring, and reporting sustainability information and metrics can be difficult and time consuming. Our selection of voluntary disclosure frameworks and standards, and the interpretation or application of those frameworks and standards, may change from time to time or differ from those of others. This may result in a lack of consistent or meaningful comparative data from period to period or between us and other companies in the same industry. In addition, our processes and controls may not comply with evolving standards for identifying, measuring and reporting sustainability metrics, including sustainability-related disclosures that may be required of public companies by the SEC and other regulators, and such standards may change over time, which could result in significant revisions to our current goals, reported progress in achieving such goals, or ability to achieve such goals in the future, and could cause us to undertake costly initiatives to satisfy such new criteria.

If our sustainability practices do not meet evolving investor or other stakeholder expectations and standards, then our reputation, our ability to attract or retain employees, and our attractiveness as an investment, business partner, acquiror or supplier could be negatively impacted. Further, our failure or perceived failure to pursue or fulfill our goals and objectives or to satisfy various reporting standards on a timely basis, or at all, could have similar negative impacts or expose us to government enforcement actions and private litigation.

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

If the retail partners in our wholesale channel cease to promote or carry our current products or choose not to promote or carry new products that we develop, or if we need to raise our discounts to such retail partners to remain competitive, our brand as well as our results of operations and financial condition could be harmed.

We sell a significant amount of our products through our wholesale channel, consisting of national, regional, and independent retail partners. Because we are a premium brand, our sales depend, in part, on retail partners effectively displaying our products, including providing attractive space and point of purchase displays in their stores, and training their sales personnel to sell our products. If our retail partners reduce or terminate those activities, we may experience reduced sales of our products, resulting in lower gross margins, which would harm our results of operations. In addition, if these retail partners were to demand higher discounts on our products or prioritize other brands with higher margins, we may experience lower gross margins on products sold to such partners. Our relationships with these retail partners are important to the authenticity of our brand and the marketing programs we continue to deploy. Our failure to maintain these relationships with our retail partners or financial difficulties experienced by these retail partners could materially harm our business.

These retail partners may decide to emphasize products from our competitors, to redeploy their retail floor space to other product categories, or to take other actions that reduce their customers’ purchases of our products. We do not receive long-term purchase commitments from many of our retail partners, and orders received from our retail partners are often cancellable. Factors that could affect our ability to maintain or expand sales in our wholesale channel include: (a) failure to accurately identify the needs of our customers; (b) a lack of customer acceptance of new products or product expansions; (c) unwillingness of our retail partners and customers to attribute premium value to our new or existing products or product expansions relative to competing products; (d) failure to obtain shelf space from our retail partners; (e) new, well-received product introductions by competitors; (f) damage to our relationships with retail partners due to brand or reputational harm; (g) delays or defaults on our retail partners’ payment obligations to us; (h) store closures, decreased foot traffic, or other adverse effects resulting from public health crises; and (i) economic conditions, including levels of consumer discretionary spending, which may be impacted by high inflation, unemployment and interest rates.

We cannot assure you that our retail partners will continue to carry our current products or carry any new products that we develop. If these risks occur, they could harm our brand as well as our results of operations and financial condition.

If we do not successfully navigate risks associated with, or realize sufficient return on investments in, our DTC channel, our business and results of operations could be harmed.

A majority of our net sales are through our DTC channel, which includes the Amazon Marketplace. Changes to policies, algorithms, fee structures, brand protection programs, or other terms imposed by third-party e-commerce platforms, as well as delisting, reduced discoverability, or limitations on marketplace participation, could adversely affect our sales and brand visibility. In addition, we may be exposed to increased risks of counterfeit or gray-market products, fraudulent listings, or negative product reviews on third-party platforms, any of which could harm our reputation and results of operations.

The level of customer traffic and volume of customer purchases through our country- and region-specific YETI websites or other e-commerce initiatives are substantially dependent on our ability to provide a content-rich and user-friendly website, a hassle-free customer experience, sufficient product availability, and reliable, timely delivery of our products. If we are unable to maintain and increase customers’ use of our website, allocate sufficient product to our website, and sustain sales through our website, our continued DTC channel growth, our business, and results of operations could be harmed. Furthermore, any adverse change in our relationship with Amazon, including restrictions on the ability to offer products on the Amazon Marketplace or termination of the relationship, could adversely affect our continued DTC channel growth, our business, and results of operations.

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

We have a number of country- and region-specific YETI websites and have plans to continue expanding our e-commerce platform. Expanding into additional countries and regions may impose different and evolving laws governing the operation and marketing of e-commerce websites, as well as the collection, storage, and use of information on customers interacting with those websites. We may incur additional costs and operational challenges in complying with these laws, and differences in these laws may cause us to operate our business differently, and less effectively, in different territories. If so, we may incur additional costs and may not fully realize the investment in our international expansion.

Operating retail stores incurs substantial fixed costs and if we are unable to generate sales, operate our retail stores profitably, or otherwise fail to meet expectations, we may be unable to reduce such fixed costs and avoid losses or negative cash flows.

We have and may continue to expand our existing DTC channel by opening new retail stores. Opening and operating retail stores requires substantial financial commitments, including fixed costs, and our ability to operate them profitably depends on a number of factors, many of which are beyond our control. These factors include the ability to identify and secure suitable locations and the ability of these locations to attract and maintain customer traffic; our ability to secure leases on favorable terms, accurately predict profitability, obtain permits and regulatory approvals, hire and train qualified personnel, ensure timely construction and inventory supply, and integrate new stores into our supply chain and operational infrastructure; nearby competition; consumer demand; and general economic and business conditions affecting consumer confidence and spending. We may not generate sufficient sales from these stores to justify their expenses, which could harm our business and profitability.

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

Continued expansion into markets outside the United States, including Canada, Australia, Europe and Asia, is one of our key long-term strategies for the future growth of our business. There are, however, significant costs and risks inherent in selling our products in international markets, including: (a) failure to effectively translate and establish our core brand identity, particularly in markets with a less-established heritage of outdoor and recreational activities; (b) time and difficulty in building a widespread network of retail partners; (c) increased shipping and distribution costs, which could increase our expenses and reduce our margins; (d) potentially lower margins in some regions; (e) longer collection cycles in some regions; (f) increased competition from local providers of similar products; (g) compliance with fragmented and rapidly evolving foreign laws and regulations, including regarding taxes, duties, consumer protection, product safety, privacy, and digital marketing; (h) establishing and maintaining effective internal controls at foreign locations and the associated increased costs; (i) increased counterfeiting and the uncertainty of protection for intellectual property rights in some countries and practical difficulties of enforcing rights abroad; (j) compliance with anti-bribery, anti-corruption, sanctions, and anti-money laundering laws, such as the FCPA, the Bribery Act, and OFAC regulations, by us, our employees, and our business partners; (k) currency exchange rate fluctuations and related effects on our results of operations; (l) economic weakness, including inflation, or political instability in foreign economies and markets; (m) compliance with tax, employment, immigration, and labor laws for employees living or traveling abroad; (n) workforce uncertainty in countries where labor unrest is more common than in the United States; (o) business interruptions resulting from geopolitical actions, including war and terrorism, natural disasters, including earthquakes, typhoons, floods, and fires, public health emergencies, including the outbreak of a pandemic or other public health crisis; (p) the imposition of tariffs on products that we import into international markets that could make such products more expensive compared to those of our competitors; (q) that our ability to expand internationally could be impacted by the intellectual property rights of third parties that conflict with or are superior to ours; (r) backlash against American brands in international markets; and (s) other costs and risks of doing business internationally. In addition, stakeholder and regulatory expectations for supply chain transparency and traceability, including documentation of origin, materials, and labor practices, may be costly and complex to implement. We may be unable to fully trace all inputs through multi-tier supply chains, which could increase the risk of shipment detentions, penalties, or reputational harm if any supplier is alleged to be non-compliant.

These and other factors could harm our international operations and, consequently, harm our business, results of operations, and financial condition. Further, we may incur significant operating expenses as a result of our planned international expansion, and it may not be successful. In our expansion efforts we at times encounter obstacles we did not face in the our existing markets, including cultural and linguistic differences, differences in regulatory environments, labor practices and market practices, difficulties in keeping abreast of market, business and technical developments, and preferences of foreign customers. Consumer demand and behavior, as well as tastes and purchasing trends, also often differ internationally. As a result, we may not be able to successfully penetrate or operate in new markets, or our sales in new markets or the margins on those sales may not be in line with those we anticipate. We also at times encounter challenges due to limited brand recognition, leading to delayed or limited acceptance of our products by customers in these markets and increased marketing and customer acquisition costs to establish our brand. Accordingly, if we are unable to successfully expand internationally or manage the complexity of our global operations, we may not achieve the expected benefits of this expansion and our financial condition and results of operations could be harmed.

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

Our business requires compliance with many laws and regulations, including labor and employment, sales and other taxes, customs, and consumer protection laws and ordinances that regulate retailers generally and/or govern the importation, promotion, and sale of merchandise, and the operation of stores and warehouse facilities. Failure to comply with these laws and regulations could subject us to lawsuits and other proceedings, and could also lead to damage awards, fines, and penalties. We are periodically involved in, and may in the future be, subject to legal proceedings, regulatory investigations, and audits, including those related to consumer protection, employment, intellectual property, tort and product safety. The outcome of some of these legal proceedings, audits, and other contingencies could require us to take, or refrain from taking, actions that could harm our operations or require us to pay substantial amounts of money, harming our financial condition and results of operations. Additionally, defending against these lawsuits and proceedings may be necessary, which could result in substantial costs and diversion of management’s attention and resources, harming our business, financial condition, and results of operations. Any pending or future legal or regulatory proceedings and audits could harm our business, financial condition, and results of operations.

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

Our business is vulnerable to damage or interruption from earthquakes, fires, floods, power losses, telecommunications failures, terrorist attacks, acts of war, riots, public health crises, and similar events. For example, a significant natural disaster, such as an earthquake, fire, or flood, could result in substantial losses or other costs, and our insurance coverage may be insufficient or unavailable to compensate us for losses that may occur. For instance, several of our office and building spaces are located in Texas, a state that frequently experiences floods and storms, and our domestic distribution centers are located in Memphis, Tennessee, Salt Lake City, Utah, and Sumner, Washington, which are susceptible to natural disasters, such as floods, earthquakes and wildfires. In addition, many of the facilities of our suppliers and where our manufacturers produce our products are located in parts of Asia that frequently experience typhoons and earthquakes. Facilities of third-party logistics providers located in other countries that warehouse and distribute our finished products internationally also face local extreme weather conditions. Acts of terrorism, civil unrest and public health crises could also cause disruptions in our or our suppliers’, manufacturers’, and logistics providers’ businesses or the economy as a whole. These disruptions could strain certain domestic and international supply chains and adversely affect the flow or availability of certain of our products. We may not have sufficient protection or recovery plans in some circumstances, such as natural disasters affecting Texas or other locations where we have operations or store significant inventory. Our business could also be negatively affected by interruptions or failures of our information technology systems, which could occur for a number of reasons, including cybersecurity incidents or other cybersecurity threats, system failures, or failure to maintain or upgrade information technology systems. See the risk factor titled “We rely significantly on information technology, and any compromise or interruption of that technology resulting from cybersecurity incidents, data security breaches, design defects or system failures could have a material negative impact on our business” for further information.

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

Our operations are subject to many hazards and operational risks inherent to our business, including: (a) general business risks; (b) product liability; (c) product recall; and (d) damage to third parties, our infrastructure, or properties caused by fires, floods and other natural disasters, power losses, telecommunications failures, terrorist attacks, riots, public health crises, human errors, and similar events. Although we maintain various insurance policies, such coverage may not be available or sufficient to cover all losses or liabilities, including those arising from product recalls, cybersecurity incidents, catastrophic events, climate-related physical events, or prolonged business interruption. Coverage may be subject to significant exclusions, sublimits, high deductibles, retroactive dates, claims-made limitations, or insurer insolvency risk, and premiums and retentions may increase materially. We may not be able to obtain or renew insurance on commercially reasonable terms, in desired amounts, or at all. A significant uninsured or underinsured loss, or a claim in excess of our coverage limits, could adversely affect our business, financial condition, and results of operations.

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

Because our products are discretionary purchases, our business is highly sensitive to changes in economic conditions and consumer spending trends. There are a number of factors that influence consumer spending, including actual and perceived economic conditions, consumer confidence, disposable consumer income, consumer credit availability, unemployment, and tax rates. Consumers also have discretion as to where to spend their disposable income and may choose to purchase other items or services if we do not continue to provide authentic, compelling, and high-quality premium products at appropriate price points. As global economic conditions continue to be volatile and economic uncertainty remains, trends in consumer discretionary spending also remain unpredictable and subject to declines. While some of these conditions have negatively impacted consumer discretionary spending behavior, we continue to see strong consumer demand for our products. Worsening declines in discretionary consumer spending could result in a reduction in demand for our products, decreased prices, and harm to our business and results of operations. Moreover, consumer purchases of discretionary items, such as our products, tend to decline during recessionary periods when disposable income is lower or during other periods of economic instability or uncertainty, which may slow our growth more than we anticipate. For example, inflationary conditions resulting in rising prices, including the prices of our products, and increased interest rates could lead to declines in discretionary spending by consumers, resulting in a reduction in demand for our products, and in turn may materially adversely impact our sales, profitability, and financial condition. Adverse economic conditions in markets in which we sell our products, particularly in the United States, may materially harm our sales, profitability, and financial condition.

Public health crises could negatively impact our business, sales, financial condition, results of operations and cash flows.

Public health crises, including pandemics, epidemics, or infectious disease outbreaks, and related required or voluntary measures to limit transmission could cause, business slowdowns or shutdowns in affected areas and significant disruption in the financial markets both globally and in the United States. The emergence of a pandemic, epidemic, or infectious disease outbreak could, among other things, lead to:

•temporary retail store closures or reduced operating hours and/or decreased retail traffic;
•disruptions at our distribution centers, third-party manufacturing partners and other vendors, due to illness-related facility closures, or measures taken by federal, state or local governments to reduce the spread of illness, reductions in operating hours, labor shortages, and real time changes in operating procedures, including for additional cleaning and disinfection procedures; and
•significant disruption of global financial markets that could adversely affect our ability to access capital in the future.

For example, a future public health crisis could lead to constraints across domestic and international supply chains, such as port congestion, transportation delays, and labor and container shortages, that affect product flow and availability, and could increase demand for e-commerce in ways that strain fulfillment operations and small-parcel networks, potentially causing delivery delays.

The emergence of a pandemic, epidemic or infectious disease outbreak, including any required or voluntary actions to help limit the spread of illness, could impact our ability to carry out our business and could materially adversely impact global economic conditions, our business, results of operations, cash flows and financial condition. Such events could materially increase our costs, negatively impact our sales and damage our results of operations and liquidity, possibly to a significant degree. The extent of the impact of such events on our business and financial results cannot be predicted.

Risks Related to Information Technology and Security

We rely significantly on information technology, and any compromise or interruption of that technology resulting from cybersecurity incidents, data security breaches, design defects or system failures could have a material negative impact on our business.

We depend on our information technology systems, as well as those of third parties, to design and develop new products, process financial and accounting information, manage inventory and our supply chain, operate our websites, host and manage our services, support our remote-working employees, store data, process transactions, respond to user inquiries, and conduct and manage various other operational activities. Any of these information technology systems could fail or experience a service interruption for a number of reasons, including cybersecurity threats, system failures, design defects, or failure to maintain or upgrade information technology systems.

Although we have taken steps to protect the security of our information technology systems and the data maintained in those systems, we have, from time to time, experienced cybersecurity threats to our data and systems, including malware, phishing, and attempts to exploit vulnerabilities in third-party software and services on which we rely. It is possible that our safety and security measures will not prevent our systems from functioning improperly or becoming damaged. It is also possible that our safety and security measures will not prevent the improper access or disclosure of personally identifiable information such as in the event of a cybersecurity incident. Incidents may include social engineering or impersonation of authorized users, efforts to discover and exploit design flaws, bugs, security vulnerabilities or security weaknesses, intentional or unintentional acts by employees or other insiders with access privileges, intentional acts of vandalism or fraud by third parties or sabotage. Our use of AI and our use of products and services from third parties that use AI as well as our expansion into countries with weaker data protection standards, may increase the risks of such incidents. In some instances, efforts to correct vulnerabilities or prevent incidents have in the past reduced, and may in the future reduce, the functionality or performance of our information technology, which could negatively impact our business. Cybersecurity incidents can also be caused by ransomware, distributed denial-of-service attacks, worms, and other malicious software programs or other attacks. Such incidents could be caused by the covert introduction of malware to our information technology systems and the use of techniques or processes that change frequently. The intrusions may be disguised, difficult to detect, or designed to remain dormant until a triggering event, and may continue undetected for an extended period of time. In addition, some of our suppliers, vendors, service providers, cloud solution providers and customers have in the past experienced, and may in the future experience, such incidents, which could in turn disrupt our business. While we maintain cybersecurity insurance, such insurance policies may not cover any or all of the resulting financial losses.

Any material disruption or slowdown of our systems or those of third parties that we depend upon could cause information, including data related to orders, to be lost or delayed. Such loss or delay of information could result in delays in the delivery of products to retailers and customers. We could also lose sales, which could in turn reduce demand for our products, harm our brand and reputation, and cause our sales to decline. In addition to disruptions due to cybersecurity incidents, we may experience such disruptions due to significant increases in user volume, system failures, design defects or failure to maintain or upgrade information technology systems. We periodically implement modifications and upgrades to our systems, including making changes to legacy systems, replacing legacy systems with successor systems with new functionality, automating processes and acquiring new systems with new functionality. While we invest in developments to our technology and systems, there is a risk that our investments may not ultimately result in the rate of return we expect. Furthermore, remediation and repair of any failure, problem or breach of our key information systems could require significant capital investments. In addition, the implementation of new information technology systems or any remediation of our key information systems often require investment of capital and human resources, the re-engineering of business processes, and the attention of many employees who would otherwise be focused on other areas of our business. Further, if we experience any significant disruption to our financial information systems that we are unable to mitigate, we could lose sales and profits, experience reputational damage, or our ability to timely report our financial results could be impacted, which could negatively impact our stock price.

As part of our normal business activities, we collect, store, process, and use certain information that is confidential, proprietary or otherwise sensitive, including personal information of consumers, customers, suppliers, service providers and employees. Our customers’ personal information may include names, addresses, phone numbers, email addresses, payment card data, and payment account information, as well as other information. We share some of this information with certain third parties who assist us with business matters. Moreover, the success of our operations depends upon the secure transmission of confidential, proprietary or otherwise sensitive data, including personal information, over networks. Any unauthorized access or data acquisition, despite security measures in place to protect such information, or other failure on the part of us or third parties to maintain the security of such data could result in business disruption, damage to our reputation, financial obligations to third parties, legal obligations, fines, penalties, regulatory proceedings and private litigation with potentially large costs. Such unauthorized access or data acquisition could also result in deterioration in confidence in our Company and other competitive disadvantages, and thus could have a material adverse effect on our business. Depending on the nature of the information compromised, we may also have obligations to notify users, law enforcement, government entities, or payment companies about the incident and may need to provide some form of remedy, such as refunds, for the individuals affected by the incident. Privacy laws, rules, and regulations are constantly evolving in the United States and abroad and sometimes are inconsistent from one jurisdiction to another. Further, as we expand internationally, we are subject to additional privacy rules, such as the European Union’s General Data Protection Regulation, many of which are significantly more stringent than those in the United States. Complying with these evolving obligations is costly, and any failure to comply could give rise to unwanted media attention and other negative publicity, damage our customer and consumer relationships and reputation, and result in lost sales, fines, or lawsuits, and may harm our business.

The integration and use of AI in our business presents risks and challenges that could adversely affect our business, reputation, and results of operations.

We have in the past and may in the future incorporate AI solutions into our business operations. For example, we have adopted AI solutions to enhance or automate internal processes, for custom image generation and moderation, for marketing and search analytics, to launch a conversational shopping assistant, among other uses. We also use products and services from third parties that use integrated AI technology. AI is an emerging technology, and we cannot be sure that our use of AI will increase efficiency or provide any other benefits. The use of AI tools and technology presents many challenges and risks to our business, including the risk of bias, miscalculations, data errors and other unintended consequences. Unintended or improper use of AI may lead to regulatory issues, reputational or financial harm, and operational disruptions. The use of AI may also increase the risks to us of data breaches, malware, ransomware, data loss and theft, or the improper handling of sensitive information, which could result in adverse financial and regulatory consequences. The rapid development and adoption of AI and AI-adjacent technology, and of AI’s competitive use cases, may make it more difficult for us to compete in our industry. Our competitors may have greater success implementing and using AI technology than us, which could harm our ability to compete effectively and could adversely affect our results of operations. Further, we may become reliant on AI technology and tools in the future. The legal, regulatory and compliance environment surrounding the design and use of AI technology is evolving and complex. Our obligation to comply with the evolving regulatory landscape could entail significant costs and negatively affect our business. In addition, there has been a significant increase in AI-related litigation and government regulatory actions targeting the design, deployment and other uses of AI, and claiming liability under numerous areas of the law, such as consumer protection, product liability, privacy, intellectual property, securities and defamation. The occurrence of any of these risks could have an adverse effect on our business, reputation and results of operations.

Risks Related to Our Financial Condition, Accounting and Tax Matters

We depend on cash generated from our operations to support our growth, and we may need to raise additional capital, which may not be available on terms acceptable to us or at all.

We primarily rely on cash flow generated from our sales to fund our current operations and our growth initiatives. As we expand our business, we will need significant cash from operations to purchase inventory, increase our product development, expand our manufacturer and supplier relationships, pay personnel, expand internationally, and further invest in our sales and marketing efforts. If our business does not generate sufficient cash flow from operations to fund these activities and sufficient funds are not otherwise available from our current or future credit facility, we may need additional equity or debt financing. Global economic factors affecting the financial and credit markets, such as diminished liquidity and credit availability, sustained high interest rates and inflation, declines in consumer confidence, declines in economic growth, and uncertainty about stability could impact our ability to obtain financing. If such financing is not available to us at all or on satisfactory terms, our ability to operate and expand our business or to respond to competitive pressures could be harmed. Moreover, if we raise additional capital by issuing equity securities or securities convertible into equity securities, the ownership of our existing stockholders may be diluted. The holders of new securities may also have rights, preferences or privileges which are senior to those of existing holders of common stock. In addition, any indebtedness we incur may subject us to covenants that restrict our operations and will require interest and principal payments that could create additional cash demands and financial risk for us.

Our indebtedness may limit our ability to invest in the ongoing needs of our business and if we are unable to comply with the covenants in our current Credit Facility, our liquidity and results of operations could be harmed.

As of January 3, 2026, we had $73.8 million principal amount of indebtedness outstanding under the Credit Facility (as defined in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations- Business Overview” of this Report). The Credit Facility is jointly and severally guaranteed by certain of our wholly-owned subsidiaries and any of our future subsidiaries that become guarantors, together, which we refer to as the Guarantors, and is also secured by a first-priority lien on substantially all of our assets and the assets of the Guarantors, in each case subject to certain customary exceptions. We may, from time to time, incur additional indebtedness under the Credit Facility.

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

We may be required to record future impairments of goodwill, other intangible assets, or fixed assets to the extent the fair value of these assets falls below their book value. Our estimates of fair value are based on assumptions regarding future cash flows, gross margins, expenses, discount rates applied to these cash flows, and current market estimates of value. Estimates used for future sales growth rates, gross profit performance, and other assumptions used to estimate fair value could cause us to record material non-cash impairment charges, which could harm our results of operations and financial condition. Sustained inflation, a downturn in consumer discretionary spending, or significant adverse changes in trade policy could reduce expected cash flows and trigger future impairment reviews or charges.

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

We are subject to income taxes in the United States (federal and state) and various foreign jurisdictions. Our effective income tax rate can be adversely affected by a number of factors, including changes in the valuation of deferred tax assets and liabilities, changes in tax laws and regulations or their interpretations and application, and the outcome of income tax audits in various jurisdictions around the world.

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

Pursuant to the share repurchase program originally authorized by our Board of Directors in February 2024 (the “Share Repurchase Program”), we are authorized to repurchase shares of our common stock through various methods, including, but not limited to, open market, privately negotiated, or accelerated share repurchase transactions. The Share Repurchase Program may be suspended or discontinued at any time. We are not obligated to repurchase a specified number or dollar of shares, and the timing, manner, price, and actual amount of share repurchases will depend on a variety of factors, including stock price, market conditions, other capital allocation needs and opportunities, and corporate and regulatory considerations. The timing of repurchases pursuant to our Share Repurchase Program could affect our stock price and increase its volatility. We cannot guarantee that we will repurchase shares, and there can be no assurance that any share repurchases will enhance stockholder value because the stock price of our common stock may decline below the levels at which we effected repurchases.

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
•provide that stockholders may remove directors only for cause, and only with the approval of holders of at least 66 2/3% of our then-outstanding common stock;
•provide that the authorized number of directors may be changed only by resolution of the Board of Directors;
•provide that all vacancies, including newly created directorships, may, except as otherwise required by law or as set forth in the Stockholders Agreement (as defined therein) be filled by the affirmative vote of a majority of directors then in office, even if less than a quorum;
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
•provide that special meetings of our stockholders may be called only by the Chair of the Board of Directors, our CEO, or the Board of Directors pursuant to a resolution adopted by a majority of the total number of authorized directors;
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

Our governing documents provide that, unless we consent to the selection of an alternative forum, (i) the Court of Chancery of the State of Delaware is the sole and exclusive forum for: (a) any derivative action or proceeding brought on our behalf; (b) any action asserting a claim of breach of fiduciary duty owed by any of our stockholders, directors, officers, or other employees to us or to our stockholders; (c) any action asserting a claim arising pursuant to the DGCL; or (d) any action asserting a claim governed by the internal affairs doctrine; and (ii) the federal district courts of the United States are the exclusive forum for the resolution of any complaint asserting a cause of action under the Securities Act of 1933, as amended. The choice of forum provisions do not apply to any actions arising under the Exchange Act. These exclusive forum provisions will not relieve us of our duties to comply with the federal securities laws and the rules and regulations thereunder, and stockholders of YETI will not be deemed to have waived our compliance with these laws, rules and regulations. The choice of forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, or other employees, or may increase the costs to such individual in pursuing any such claim, particularly with respect to claims subject to our state choice of forum provision if they do not reside in or near the State of Delaware, which may discourage such lawsuits against us and our directors, officers, and other employees. Further, the enforceability of similar exclusive forum provisions in other companies’ organizational documents has in the past been challenged in legal proceedings, and it is possible that a court could find any of our exclusive forum provisions to be inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings. If a court were to find either our state choice of forum provision or our federal choice of forum provision to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, results of operations, and financial condition.

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

In recent years, public companies—including those in our industry—have experienced a significant increase in various forms of stockholder activism, such as direct engagement, public campaigns, letter-writing efforts, shareholder proposals, proxy contests, and unsolicited takeover bids. We have previously been, and may in the future be, the subject of such activities. Stockholder activism can be disruptive and may result in substantial costs, including legal, advisory, and public relations fees and expenses, regardless of the outcome. Activist campaigns may divert the attention of our Board of Directors, management, and employees from the execution of our business strategy and day-to-day operations.

Activists may seek to effect changes in our governance, management, strategic direction, capital allocation, or business operations that may not align with the interests or strategies of all stockholders. Such campaigns can create actual or perceived uncertainties as to our future strategy, direction, or leadership. Any such uncertainties or concerns could result in the loss of potential business opportunities, harm our business and financial relationships, and harm our ability to attract or retain investors, customers and employees. In addition, activist campaigns—whether successful or net—may result in increased volatility in our stock price, negative publicity, or reputational harm, and may trigger or accelerate other adverse actions, such as litigation, regulatory inquiries, or short selling. Short sellers or other market participants may also attempt to manipulate public perception of YETI through selective disclosures, misinformation, or social media campaigns, which could further impact our stock price and reputation.

Responding to activism or related campaigns may require significant time and resources from our management and Board, and there can be no assurance that we will be able to effectively respond to or mitigate the impact of such activities. Any of the foregoing could adversely affect our business, financial condition, results of operations, and the market price of our common stock. Responding to such matters may also strain our governance and risk management resources and exacerbate other risks described in this section.

Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
Risk Management and Strategy
We operate a risk-based cybersecurity program dedicated to protecting the confidentiality, integrity and availability of our information systems and the information residing therein.

YETI’s cybersecurity program has been integrated into our enterprise risk framework, which identifies, aggregates, and evaluates risks across the enterprise. The enterprise risk framework is integrated with our annual planning, internal audit scoping, and management process. Our internal audit team annually facilitates an enterprise risk assessment with senior management and, through this process, we identify and assess material risks impacting our company and our operations and strategic objectives, which includes information technology (“IT”) and security risks. Both management and the Board rank YETI’s risks based on their potential impact to YETI’s ability to meet our strategic priorities. Management determines appropriate risk responses for the most significant enterprise risks. Outside of this annual process, management is responsible for our day-to-day risk management activities.

Our Chief Information Officer (“CIO”), Sr. Director, Information Security & IT Operations, and Director, Technology Compliance have primary responsibility for the implementation of our cybersecurity program and the management of our responses to IT and security risks, including leading the prevention, detection, mitigation, and remediation of cybersecurity threats and incidents in real time. Our cybersecurity program has been developed based on industry standards, including those published by the International Organization for Standardization and the National Institute of Standards Technology.

We utilize a layered approach in managing and protecting against cybersecurity threats and in detecting and responding to cybersecurity incidents. Although we have numerous practices and processes to protect against common cybersecurity incidents, some attacks or other breaches may still be effective. Such practices and processes are designed to detect, triage and contain these cybersecurity incidents. These controls include:

•Identification: In addition to technology-based detection capabilities, there are numerous ways employees can report suspected or actual events, including through our internal IT ticketing system, by emailing the cybersecurity or privacy team emails, or by submitting a report through the compliance hotline. External parties can also report a vulnerability through the link in the footer of our website.
•Technical Safeguards: We leverage outside partnerships to gain intelligence on threats and continue to adjust our protection mechanisms (including firewalls, anti-malware functionality and access controls) to be effective. We have systems in place that are designed to securely receive and store information and to detect, contain, and respond to data security incidents.
•Incident Response: We maintain a comprehensive incident response plan to guide our response to a cybersecurity incident. Events are analyzed and categorized into severity tiers and an incident response team is formed (whose membership depends on the nature of the incident). In addition to taking actions to respond to and remediate the incident, the incident response team also considers external notification and disclosure obligations. The incident response plan provides for prompt escalation of certain cybersecurity incidents to a multi-disciplinary committee so that decisions regarding the public disclosure of such incidents can be made in a timely manner.
•Testing: We engage in periodic assessment and testing of our policies, processes, and practices that are designed to address cybersecurity threats and incidents. For example, we hire a third party to perform an annual penetration test on our website, internal network, and cloud environments. Our other efforts vary from year to year, but have in the past included an information security maturity assessment, risk assessment, tabletop exercises, and threat modeling. The results of such efforts are reported to the Audit Committee of the Board (the “Audit Committee”) and the Board, and we evaluate our cybersecurity policies, standards, processes and practices based on the information provided by the assessment, exercise or review.

•Education and Awareness: We have a cybersecurity and information security training and compliance program in place to support our employees and directors. As part of this program YETI employees are subject to reoccurring phishing exercises. The results of these exercises are used to inform the subject matter and frequency of additional training modules that employees are required to complete. In addition, employees no less than annually receive either reminders or training on data privacy and information security, including cybersecurity. YETI also maintains a number of policies that apply to employees and contractors, including a Global Internal Data Protection and Privacy Policy, an Acceptable Use Policy, and a Password Policy.
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
Governance
As part of its oversight function, the Board plays an active role, both as a whole and at the committee level, in overseeing management of YETI’s cybersecurity risks. The Audit Committee has primary oversight responsibility for our overall enterprise risk assessment and risk management policies and systems, which includes risks related to our IT and security systems, processes, and procedures, including risks related to cybersecurity threats. The Audit Committee receives quarterly presentations regarding our enterprise risk management program, including reports from our CIO and Sr. Director, Information Security & IT Operations, on information security matters (such as cybersecurity risk and developments), as well as the steps management takes to monitor and control such exposures. These presentations often address, among other things, the results of the most recent assessment or testing of our security information systems and our cybersecurity measures; the current threat environment; and cybersecurity trends and best practices. As applicable, these quarterly presentations also include reports of cybersecurity incidents affecting our information systems along with updates on the status of prior cybersecurity incidents and applicable remediation efforts. Such quarterly presentations given to the Audit Committee are summarized and shared with the Board at its next meeting by the Audit Committee Chair. Outside of such quarterly presentations, senior leadership would be expected to update the Audit Committee and the Board in real time of incidents deemed material and requiring disclosure in a Securities and Exchange Commission filing or of other “critical” or “high” severity incidents that in senior leadership’s discretion require more immediate Audit Committee attention.

As described above, management is responsible for our day-to-day risk management activities and identifies and manages areas of material risk, which includes IT and security. Our CIO oversees our IT and Cybersecurity teams, including our Sr. Director, Information Security & IT Operations. Our Chief Legal Officer oversees our Compliance team, which includes our Director, Technology Compliance. We believe that such cross-departmental involvement promotes a collaborative approach to protecting against, detecting, and responding to cybersecurity threats. Under our incident response plan, incidents deemed “critical” or “high” are immediately escalated to senior leadership and the Audit Committee.

Our CIO has served in various executive leadership roles for over 10 years and has over 30 years of experience in technology. Prior to joining YETI, he was the Senior Vice President of Consumer Technologies at a large publicly traded cosmetics company. He holds a Masters of Business Administration. Our Sr. Director, Information Security & IT Operations has served in various roles in IT and information security for over 25 years. Prior to joining YETI, he was a principal information security engineer for a global IT consulting company. He holds an undergraduate degree in information technology, a Masters of Information Systems in Technology Management and has attained the professional certifications of Certified Information Systems Security Professional and Certified Information Systems Auditor (“CISA”). Our Director, Technology Compliance has served in various roles in IT for over 10 years, including as a compliance manager for a large software company and IT consultant for a major consulting firm. She holds an undergraduate degree in accounting and a Master’s of Management Information Systems and has attained the professional certification of CISA. Our Chief Legal Officer has over 15 years of experience managing risks, including risks arising from cybersecurity threats, in an officer capacity.

Item 2. Properties
Our corporate headquarters are located in a 169,000 square foot leased facility in Austin, Texas. As of January 3, 2026, we also leased office and building space in Montana, Australia, Canada, China, Japan, Vietnam, Thailand, Germany, the United Kingdom, and the Netherlands, and additional building space in Austin, Texas. Our primary distribution centers are leased and managed by third-party logistics providers and, as of January 3, 2026, were located in Salt Lake City, Utah, Memphis, Tennessee, Sumner, Washington, Australia, Canada, the United Kingdom, New Zealand, Japan, and the Netherlands.

As of January 3, 2026, we operated 27 retail stores across the United States. Our retail stores are generally leased under operating leases.

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

Holders of Record

As of February 20, 2026, there were approximately 73 shareholders of record of our common stock. This does not include the significant number of beneficial owners whose stock is in nominee or “street name” accounts through brokers, banks or other nominees.

Dividend Policy

We have not declared or paid any cash dividends on our common stock. We intend to retain any future earnings and do not expect to pay any dividends in the foreseeable future.

Stock Performance Graph

The following graph shows a comparison of the cumulative total return for our common stock with that of the Standard & Poor’s 500 Stock Index (“S&P 500 Index”) and Standard & Poor’s 500 Apparel, Accessories & Luxury Goods Index. The graph assumes that $100 was invested in our common stock and each index at the market close on the last trading day for the fiscal year ended January 2, 2021, and assumes reinvestment of any dividends, if any. Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

Comparison of 5-Year Cumulative Total Return for YETI Holdings, Inc.

	1/2/2021	1/1/2022	12/31/2022	12/30/2023	12/28/2024	1/3/2026
YETI Holdings, Inc.	$100.00	$120.97	$60.33	$75.62	$57.47	$65.49
S&P 500 Index	100.00	128.71	105.40	133.10	168.91	196.57
S&P 500 Apparel, Accessories & Luxury Goods Index	100.00	106.06	59.96	59.81	56.31	56.00

The performance graph shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that section and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act or the Exchange Act.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Programs	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)(2)
September 28 - November 1, 2025	286,464	$34.22	286,464	$267,366
November 2 - November 29, 2025	1,657,664	38.20	1,657,664	204,039
November 30 - January 3, 2026	1,190,174	43.42	1,190,174	152,358
	3,134,302		3,134,302
_________________________________________
(1)Average price paid per share excludes fees, commissions, and excise tax due under the Inflation Reduction Act of 2022.
(2)In February 2024, YETI’s Board of Directors approved a $300.0 million share repurchase program (the “Share Repurchase Program”). During 2024, we entered into two separate accelerated share repurchase agreements to repurchase an aggregate $200 million of YETI’s common stock. During the first quarter of 2025, YETI’s Board of Directors increased the Share Repurchase Program authorization by $350.0 million. During 2025, we repurchased a total of $297.6 million of YETI’s common stock. See Note 11-Stockholders’ Equity and Management’s Discussion and Analysis—Liquidity and Capital Resources—Share Repurchase Program for additional information about the Share Repurchase Program.

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis contains forward-looking statements within the meaning of the federal securities laws, and should be read in conjunction with the disclosures we make concerning risks and other factors that may affect our business and operating results, including those set forth in Part I, Item 1A, “Risk Factors” of this Report. The information contained in this section should also be read in conjunction with our consolidated financial statements and related notes and the information contained elsewhere in this Report. See also “Forward-Looking Statements” immediately prior to Part I, Item 1, “Business” in this Report. A discussion of our results of operations and cash flows for the year ended December 28, 2024 compared to the year ended December 30, 2023 are included in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Form 10-K for the year ended December 28, 2024, which was filed with the SEC on February 24, 2025.
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
We distribute our products through a balanced omni-channel platform, consisting of our wholesale and direct-to-consumer (“DTC”) channels. In our wholesale channel, we sell our products through select national and regional accounts and an assemblage of independent retail partners throughout the United States, Canada, Australia, New Zealand, the United Kingdom, Europe, and Japan, among others. We carefully evaluate and select retail partners that have an image and approach that are consistent with our premium brand and pricing. Our national and regional specialty retailers in the United States include Dick’s Sporting Goods, REI, Academy Sports + Outdoors, Bass Pro Shops, Ace Hardware, Scheels, and Tractor Supply Company. In our international regions, our notable retailers include FGL Sports and SportChek in Canada, BCF and Rebel in Australia, and GO Outdoors in the United Kingdom. We sell our products in our DTC channel to customers on our websites, through YETI Authorized on the Amazon Marketplace, as well as in our retail stores. Additionally, we offer customized products with licensed marks and original artwork primarily to our DTC channel, through our corporate sales program, on our websites, and at select retail stores, as well as certain wholesale partners. Our corporate sales program offers customized products to corporate customers for a wide-range of events and activities, and in certain instances may also offer products to re-sell.

Product Introductions and Updates

During the first quarter of 2025, we expanded our bag offerings with the launch of the new Ranchero backpack in two sizes and introduced new seasonal colorways across our Drinkware and Coolers & Equipment categories.

During the second quarter of 2025, we expanded our bottles and jugs offerings with the launch of the new Rambler Travel Bottle in two sizes and introduced the redesigned and improved Rambler Jug in two sizes. We continued the expansion of our tableware offerings with the launch of the new Rambler Insulated Bowls in six sizes and expanded our cookware offerings with the launch of a new size of the Cast Iron Skillet. In our Coolers & Equipment category, we expanded our hard cooler offerings with the redesigned Roadie 24, and expanded our outdoor living offerings with the launch of the new Hondo Beach Chair and a limited release of the Can Crusher. We continued the expansion of our bag offerings with the launch of the new Cayo backpack in two sizes and two new sizes of the Ranchero backpack. In our soft cooler bags offerings, we expanded the Daytrip Collection with the launch of the launch of the new Daytrip Lunchboxes in two sizes, the Daytrip Lunch Bag, and the Daytrip Tote Bag. We also introduced new seasonal colorways across our Drinkware and Coolers & Equipment categories.

During the third quarter of 2025, we expanded our coffeeware offerings with the launch of the Rambler Ceramic Mug Collection in two sizes, and introduced a new size of the Rambler Travel Bottle within our bottles offerings. We continued the expansion of our container offerings with the launch of the new Rambler Food Jars in two sizes. In our Coolers & Equipment category, we expanded our bags offerings with the introduction of a new size of the Cayo backpack. We also introduced new seasonal colorways across our Drinkware and Coolers & Equipment categories.

During the fourth quarter of 2025, we expanded our bottles and jugs offerings with the launch of the Yonder Shaker Bottle in two sizes, the Silo Jug with Straw Cap in two sizes, and the Silo Jug with Chug Cap. We continued expansion of our mugs and tumbler offerings with the launch of the Rambler Travel Straw Mug in three sizes, the Rambler Junior Tumbler with Silicone Straw, and we introduced a new size of the Rambler Ceramic Stackable Cup within our coffeeware offerings. We also introduced a new size of the Rambler Food Jar within our containers offerings. We continued the expansion of our cookware offerings with the launch of the new Cast Iron Ranch Pan and a limited release of the new Carbon Steel Pan. In our Coolers & Equipment category, we expanded our outdoor living and cargo offerings with the introduction of the YETI Fire Pit and a smaller format LoadOut GoBox.

Acquisition

During the third quarter of 2025, we acquired certain assets, including designs, tooling, and intellectual property, related to the Helimix branded shaker bottle for $38.0 million in cash (“Helimix Acquisition”). During the fourth quarter of 2025, we showcased our speed-to-market with the launch of our Yonder Shaker Bottle, further advancing YETI’s expansion into the sport, health and wellness categories. This product launch was made possible, in part, by the Helimix Acquisition.

Macroeconomic Conditions

Our business is exposed to and impacted by macroeconomic factors, including but not limited to uncertainty surrounding inflationary pressures, consumer confidence and purchasing behaviors, foreign currency exchange rate fluctuations, geopolitical conflicts, and government actions and policies, including changes in interest rates, tax rates, and tariff rates. We experienced a challenging macroeconomic and consumer spending environment in 2025 that adversely impacted our results of operations. The impact of such conditions on us for 2026 remains uncertain.

During 2025, the U.S. government implemented incremental tariffs on imports from many countries. Most of our products are produced in countries that were subject to these tariffs. As a result, the cost to import our products into the United States increased. During 2025, we pursued a number of strategic options to mitigate the impact of tariffs. For example, in response to the elevated tariffs on imports from China announced in early 2025, we accelerated the diversification of our Drinkware manufacturing to additional countries beyond China. As a result, a majority of our Drinkware manufacturing capacity is now outside of China. However, these accelerated diversification efforts caused short-term supply chain disruptions in 2025, which impacted our ability to source certain products. These disruptions caused inventory constraints that adversely impacted sales in 2025.

On February 20, 2026, the U.S. Supreme Court invalidated tariffs imposed under the International Emergency Economic Power Act (the “IEEPA Decision”). There remains significant uncertainty regarding the implementation of the IEEPA Decision, including the processes that will govern refund claims, the timing of any potential refunds, and the ultimate amounts, if any, that we may recover. In addition, immediately following the IEEPA Decision, the U.S. government initiated new tariffs under alternative authorities, resulting in continued tariff exposure for many of our products. There remains significant uncertainty regarding the duration and scope of these newly initiated tariffs, whether the U.S. government will pursue additional trade actions or impose further tariffs, and the impact of such conditions on our business. Similar to our strategy in 2025, we will strive to mitigate the impact of tariffs by managing operating expenses, working capital and cash; negotiating with suppliers; evaluating pricing strategies; leveraging tariff exemptions where possible; and pursuing other supply chain optimization activities. However, the ultimate impact of tariffs on our business and results of operations in 2026 remains uncertain.

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

Fiscal Year. We have a 52- or 53-week fiscal year that ends on the Saturday closest in proximity to December 31, such that each quarterly period will be 13 weeks in length, except during a 53-week year when the fourth quarter will be 14 weeks. Our fiscal year 2025 ended on January 3, 2026 and was 53 weeks. Our fiscal years 2024 and 2023 ended on December 28, 2024 and December 30, 2023, respectively, and were 52 weeks each. Unless otherwise stated, references to particular years, quarters, months and periods refer to our fiscal years ended in December and the associated quarters, months, and periods of those fiscal years.
Results of Operations
The discussion below should be read in conjunction with the following table and our consolidated financial statements and related notes contained elsewhere in this Report. The following table sets forth selected statement of operations data, and their corresponding percentage of net sales, for the periods indicated (dollars in thousands):

	Fiscal Year Ended
	January 3, 2026		December 28, 2024
Statement of Operations
Net sales	$1,868,494	100%	$1,829,873	100%
Cost of goods sold	795,810	43%	766,589	42%
Gross profit	1,072,684	57%	1,063,284	58%
Selling, general, and administrative expenses	859,127	46%	817,908	45%
Operating income	213,557	11%	245,376	13%
Interest (expense) income	(443)	—%	660	—%
Other income (expense), net	7,167	—%	(13,188)	1%
Income before income taxes	220,281	12%	232,848	13%
Income tax expense	(54,894)	3%	(57,159)	3%
Net income	$165,387	9%	$175,689	10%

Year Ended January 3, 2026 Compared to Year Ended December 28, 2024

	Fiscal Year Ended
	January 3, 2026	December 28, 2024	Change
(dollars in thousands)			$	%
Net sales	$1,868,494	$1,829,873	$38,621	2%
Gross profit	1,072,684	1,063,284	9,400	1%
Gross margin (gross profit as a % of net sales)	57.4%	58.1%	(70) basis points
Selling, general, and administrative expenses	$859,127	$817,908	$41,219	5%
SG&A as a % of net sales	46.0%	44.7%	130 basis points
Net Sales

Net sales increased $38.6 million, or 2%, to $1,868.5 million in 2025 from $1,829.9 million in 2024. Net sales included an unfavorable impact of $2.3 million in 2025 and $8.8 million in 2024 related to recall reserve adjustments.

Net sales in our channels were as follows:

•DTC channel net sales increased $40.2 million, or 4%, to $1,127.8 million in 2025 from $1,087.6 million in 2024, primarily driven by growth in our Amazon Marketplace business, corporate sales and YETI retail stores, partially offset by a decline in sales on our U.S. DTC channel net sales included an unfavorable impact of $2.3 million in 2025 and $8.8 million in 2024 related to recall reserve adjustments. YETI website. Our DTC channel represented 60% and 59% of total net sales in 2025 and 2024, respectively.
•Net sales in our wholesale channel decreased $1.6 million to $740.7 million in 2025 from $742.3 million in 2024. Wholesale channel net sales included an unfavorable impact of $0.6 million in 2024 related to recall reserve adjustments. The decrease in our wholesale channel sales was primarily due to a decline in Drinkware, partially offset by growth in Coolers & Equipment. Our wholesale channel represented 40% and 41% of total net sales in 2025 and 2024, respectively.

Net sales in our two primary product categories were as follows:
•Drinkware net sales decreased $8.4 million, or 1%, to $1,085.8 million in 2025 from $1,094.2 million in 2024. Drinkware growth in our international regions was more than offset by a decline in our U.S. region, reflecting a promotional market environment, a cautious wholesale buying environment, and inventory constraints driven by our supply chain transition.
•Coolers & Equipment net sales increased $49.9 million, or 7%, to $748.5 million in 2025 from $698.6 million in 2024. Coolers & Equipment net sales included an unfavorable impact of $2.3 million in 2025 and $8.8 million in 2024 related to recall reserve adjustments. The increase in Coolers & Equipment net sales was primarily driven by strong performance in bags, soft coolers, and cargo.

Net sales in our geographical regions were as follows:

•U.S. net sales decreased $16.3 million, or 1%, to $1,474.1 million in 2025 from $1,490.5 million in 2024. U.S. net sales included an unfavorable impact of $2.3 million in 2025 and $8.8 million in 2024 related to recall reserve adjustments.
•International net sales increased $54.9 million, or 16%, to $394.4 million in 2025 from $339.4 million in 2024. The increase in international sales reflected growth across all regions, led by Europe and Australia, as well as Japan, which launched in the second quarter of 2025. Net sales in international locations represented 21% and 19% of total net sales in 2025 and 2024, respectively.

Gross Profit

Gross profit increased $9.4 million, or 1%, to $1,072.7 million in 2025 from $1,063.3 million in 2024. Gross margin decreased 70 basis points to 57.4% in 2025 from 58.1% in 2024. Gross profit included an unfavorable impact of $2.4 million in 2025 and $8.1 million in 2024 related to recall reserve adjustments. The decrease in gross margin was primarily driven by:

•higher tariff costs, which unfavorably impacted gross margin by 230 basis points; and
•a decrease in the mix of Drinkware net sales, which unfavorably impacted gross margin by 30 basis points.

These were partially offset by:
•lower product costs, which favorably impacted gross margin by 90 basis points;
•the impact of selective price increases on certain drinkware products implemented during the second quarter of 2025, which favorably impacted gross margin by 40 basis points;
•the absence in the current year quarter of the amortization of inventory fair value step-up in connection with the Mystery Ranch acquisition, which favorably impacted gross margin by 30 basis points;
•the lower impact of the recall reserves adjustments, which favorably impacted gross margin by 20 basis points; and
•other impacts, which favorably impacted gross margin by 10 basis points.

Selling, General, and Administrative Expenses

SG&A expenses increased by $41.2 million, or 5%, to $859.1 million in 2025 from $817.9 million in 2024. As a percentage of net sales, SG&A expenses increased 130 basis points to 46.0% in 2025 from 44.7% in 2024. SG&A expenses included an unfavorable impact of $0.5 million in 2025 and a favorable impact of $1.8 million in 2024 related to recall reserve adjustments. The increase in SG&A expenses resulted from:
•an increase in general and administrative expenses of $23.8 million (increasing SG&A as a percent of sales by 110 basis points) mainly due to growth investments in technology and facilities as well as higher advisory fees, partially offset by lower asset impairments;
•an increase in employee compensation and benefits of $11.1 million (increasing SG&A as a percent of sales by 40 basis points) mainly due to non-cash stock-based compensation expense and investments in headcount to support future growth;
•an increase in depreciation and amortization expense of $4.7 million (increasing SG&A as a percent of sales by 20 basis points); and
•an increase in marketing and advertising expenses of $3.9 million (increasing SG&A as a percent of sales by 10 basis points).

The increase in SG&A expenses was partially offset by:

•a decrease in distribution and fulfillment expenses of $1.0 million (decreasing SG&A as a percent of sales by 40 basis points) mainly due to lower outbound freight fees, partially offset by higher online marketplace fees associated with higher Amazon Marketplace net sales and higher third-party logistics fees; and
•the lower impact of the recall reserves adjustments, which favorably impacted SG&A expenses by $1.3 million (decreasing SG&A as a percent of sales by 10 basis points).

Non-Operating Expenses

Interest expense, net was $0.4 million in 2025. Interest income, net was $0.7 million in 2024. The change versus the prior year period was primarily due to a decrease in interest income.

Other income, net was $7.2 million in 2025. Other expense, net was $13.2 million in 2024. The change versus the prior year period was primarily due to unrealized foreign currency gains on intercompany balances in the current period versus unrealized foreign currency losses on intercompany balances in the prior year.
Income tax expense was $54.9 million in 2025, compared to $57.2 million in 2024. Our effective tax rate was 24.9% and 24.5% for 2025 and 2024, respectively. The decrease in income tax expense was primarily due to lower income before income taxes.

Liquidity and Capital Resources

General

Our cash requirements have principally been for working capital purposes, long-term debt repayments, and capital expenditures. We fund our working capital and our capital expenditure requirements from cash flows from operating activities, cash on hand, and borrowings available under our Revolving Credit Facility. Pursuant to our Share Repurchase Program described below, we use cash to repurchase shares of our common stock. We believe that our current operating performance, operating plan, our strong cash position, and borrowings available under our Revolving Credit Facility will be sufficient to satisfy our liquidity needs and capital expenditure requirements for at least the next twelve months and the foreseeable future.

Current Liquidity
As of January 3, 2026, we had a cash balance of $188.3 million, $137.6 million of working capital (excluding cash), and $300.0 million of borrowings available under the Revolving Credit Facility.
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

At January 3, 2026, we had $73.8 million principal amount of indebtedness outstanding under the Term Loan A and no outstanding borrowings under the Revolving Credit Facility. The weighted average interest rate for borrowings under Term Loan A was 6.11% during the year ended January 3, 2026.

The Credit Facility requires us to comply with certain covenants, including financial covenants regarding our total net leverage ratio and interest coverage ratio. Fluctuations in these ratios may increase our interest expense. Failure to comply with these covenants and certain other provisions of the Credit Facility, or the occurrence of a change of control, could result in an event of default and an acceleration of our obligations under the Credit Facility or other indebtedness that we may incur in the future. At January 3, 2026, we were in compliance with all covenants and expect to remain in compliance with all covenants under the Credit Facility.

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

During the first quarter of 2025, our Board of Directors approved a $350.0 million increase to the Share Repurchase Program authorization, for a total of $450.0 million available under the Share Repurchase Program. In 2025, we repurchased 8,157,674 shares of YETI’s common stock on the open market for approximately $297.6 million, at an average repurchase price of $36.49 per share. All common stock that was repurchased in 2025 is held as treasury stock.

See Note 11-Stockholders’ Equity of the Consolidated Financial Statements for additional information about the Share Repurchase Program.

Material Cash Requirements
For 2026, we expect capital expenditures for property and equipment to be between $60.0 million and $70.0 million, primarily to support investments in technology, new product innovation, and our supply chain.

The following table summarizes current and long-term material cash requirements for contractual and other obligations as of January 3, 2026 (in thousands):

	Material Cash Requirements
	Total	2026	2027	2028	2029	2030	Thereafter
Long-term debt principal payment	$73,828	$4,219	$4,219	$65,390	$—	$—	$—
Interest	2,884	1,248	1,175	461	—	—	—
Operating lease obligations	206,409	21,119	23,596	24,224	23,367	23,241	90,862
Finance leases	1,221	973	142	106	—	—	—
Other non-cancellable agreements(1)	206,010	83,002	44,722	37,813	29,435	10,722	316
Total	$490,352	$110,561	$73,854	$127,994	$52,802	$33,963	$91,178
_________________________________________
(1)We have entered into commitments for service and maintenance agreements related to our management information systems, distribution contracts, advertising, sponsorships, and licensing agreements.

The table of our material cash requirements above excludes unrecognized tax benefits as we are unable to reasonably predict the timing of settlement of liabilities, if any, related to unrecognized tax benefits. As of January 3, 2026, we had unrecognized tax benefits of $22.1 million.

Cash Flows from Operating, Investing and Financing Activities
The following table summarizes our cash flows from operating, investing and financing activities for the periods indicated (in thousands):

	Fiscal Year Ended
	January 3, 2026	December 28, 2024
Cash flows provided by (used in):
Operating activities	$254,737	$261,386
Investing activities	(101,839)	(131,448)
Financing activities	(321,392)	(209,217)

Operating Activities
Cash flows related to operating activities are dependent on net income, non-cash adjustments to net income, and changes in working capital. The decrease in cash provided by operating activities in 2025 compared to 2024 was primarily due a decrease in cash flows from certain changes in working capital, partially offset by an increase in net income, excluding non-cash expenses.

Investing Activities

The decrease in cash used in investing activities in 2025 compared to 2024 was primarily due to lower purchases of property and equipment and lower cash paid for acquisitions in the current year.

Financing Activities

The increase in cash used in financing activities in 2025 compared to 2024 was primarily due to higher repurchases of common stock.

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

Our terms of sale provide limited return rights. We may accept, and have at times accepted, returns outside our terms of sale at our sole discretion. We may also, at our sole discretion, provide our retail partners with sales discounts and allowances. We record estimated sales returns, discounts, and miscellaneous customer claims as reductions to net sales at the time revenues are recorded. We base our estimates upon historical experience and trends, and upon approval of specific returns or discounts. Actual returns and discounts in any future period are inherently uncertain and thus may differ from our estimates. If actual or expected future returns and discounts were significantly greater or lower than the reserves we had established, we would record a reduction or increase to net sales in the period in which we made such determination. A 10% change in our estimated reserve for sales returns, discounts, and miscellaneous claims for 2025 would have impacted net sales by $1.6 million.

Product Recall Reserves
In January 2023, we notified the U.S. Consumer Product Safety Commission (“CPSC”) of a potential safety concern regarding the magnet-lined closures of our Hopper M30 Soft Cooler, Hopper M20 Soft Backpack Cooler, and SideKick Dry gear case (the “affected products”). In March 2023, in collaboration with the CPSC, we announced separate voluntary recalls of the affected products, which we refer to as the “voluntary recalls” herein unless otherwise indicated and subsequently began processing recall claims and returns. As a result of the voluntary recalls, we established a reserve as of December 31, 2022 for expected future returns and the estimated cost of recall remedies for consumers with affected products.

We establish reserves for the estimated costs of a product recall when circumstances giving rise to the recall become known and when such costs are probable and estimable. As a result of the voluntary recalls, we established a reserve for expected future returns and the estimated cost of recall remedies for consumers with affected products. Estimating the cost of recall remedies required significant judgment and is primarily based on (i) expected consumer participation rates; and (ii) the estimated costs of the consumer’s elected remedy in the proposed voluntary recall, including estimated cost of offered product replacements, logistics costs and other recall-related costs. We reevaluate these assumptions each period, and the related reserves may be adjusted when factors indicate that the reserve is either not sufficient to cover or exceeds the estimated product recall expenses. The ultimate impact from the approved voluntary recalls could differ materially from these estimates. The reserve for the estimated product recall expenses of $5.4 million and $12.1 million is included within accrued expenses and other current liabilities on our consolidated balance sheet as of January 3, 2026 and December 28, 2024, respectively.

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
Valuation of Goodwill and Indefinite-Lived Intangible Assets
Goodwill and intangible assets are recorded at cost, or at their estimated fair values at the date of acquisition. We review goodwill and indefinite-lived intangible assets for impairment annually or whenever events or changes in circumstances indicate the carrying amount may be impaired. In conducting our annual impairment test, we first review qualitative factors to determine whether it is more likely than not that the fair value of the asset, or reporting units, is less than its carrying amount. If factors indicate that the fair value is less than its carrying amount, we perform a quantitative assessment, analyzing the expected present value of future cash flows to quantify the amount of impairment, if any. Based on our qualitative assessment performed during the fourth quarter of 2025, we determined that it is not more likely than not that the fair value of each reporting unit is lower than its carrying value; therefore, the quantitative impairment test was not required. We did not record any goodwill or indefinite-lived intangible assets impairment charges during the years ended January 3, 2026, December 28, 2024 and December 30, 2023.

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
Income Taxes
We are subject to taxation in the United States, as well as in various state and foreign jurisdictions. The determination of our provision for income taxes requires significant judgment, the use of estimates, and the interpretation and application of complex tax laws. On an interim basis, we estimate our effective tax rate for the full fiscal year. This estimated annual effective tax rate is then applied to the year-to-date income before income taxes, excluding infrequently occurring or unusual items, to determine the year-to-date income tax expense. The income tax effects of infrequent or unusual items are recognized in the interim period in which they occur. As the fiscal year progresses, we continually refine our estimate based upon actual events and earnings by jurisdiction during the year. This continual estimation process periodically results in a change to our expected effective tax rate for the fiscal year. When this occurs, we adjust the income tax provision during the quarter in which the change in estimate occurs.
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
Recent Accounting Pronouncements
For a description of recent accounting pronouncements, see “Recently Adopted Accounting Pronouncements” and “Recent Accounting Guidance Not Yet Adopted” in Note 1 of the Notes to Consolidated Financial Statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk
In order to maintain liquidity and fund business operations, our long-term Credit Facility bears a variable interest rate based on prime, federal funds, or SOFR plus an applicable margin based on our total net leverage ratio. The nature and amount of our long-term debt can be expected to vary as a result of future business requirements, market conditions, and other factors. We may elect to enter into interest rate swap contracts to reduce the impact associated with interest rate fluctuations, but as of January 3, 2026, we have not entered into any such contracts. Based on the balance outstanding under our Term Loan A at January 3, 2026, we estimate that a 1% increase or decrease in underlying interest rates would increase or decrease annual interest expense by $0.7 million and $0.8 million for the years ended January 3, 2026 and December 28, 2024, respectively.

Inflation Risk
Inflationary factors such as increases in the cost of our product and overhead costs may adversely affect our operating results. Although inflationary pressures and global supply chain disruption, such as higher inbound transportation costs, did not have a material negative impact on our gross margin in 2025, sustained cost increases, or other inflationary pressures in the future, may have an adverse effect on our ability to maintain or improve current levels of gross margin and SG&A expenses as a percentage of net sales if the selling prices of our products do not increase with these increased costs, or we cannot identify cost efficiencies.
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

Foreign Currency Risk
We operate in international markets and transact in multiple currencies. During 2025, net sales from our international entities accounted for 21% of our consolidated net sales, and therefore we do not believe exposure to foreign currency fluctuations has had a material impact on our net sales. Our international businesses operate in functional currencies other than the U.S. dollar (primarily the Canadian dollar, Australian dollar, and Euro). As such, we are subject to foreign currency fluctuation risks related our revenue and operating expenses denominated in currencies other than the U.S. dollar. A weakening of currencies relative to the U.S. dollar can have a negative impact to our financial results. Conversely, strengthening of currencies relative to the U.S. dollar can improve financial results.

We have also experienced, and will continue to experience, fluctuations in our net income as a result of gains (losses) on the settlement and the re-measurement of monetary assets and liabilities denominated in currencies that are not the local currency (primarily consisting of our intercompany balances). For these intercompany balances at the end of January 3, 2026, a hypothetical 10% decrease in foreign currency exchange rates would result in an unrealized net loss of approximately $10.0 million.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of YETI Holdings, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of YETI Holdings, Inc. and its subsidiaries (the “Company”) as of January 3, 2026, and December 28, 2024, and the related consolidated statements of operations, of comprehensive income, of stockholders’ equity and of cash flows for each of the three years in the period ended January 3, 2026, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of January 3, 2026, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 3, 2026 and December 28, 2024, and the results of its operations and its cash flows for each of the three years in the period ended January 3, 2026 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 3, 2026, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Revenue Recognition - Wholesale and E-Commerce Revenue

As described in Note 1 to the consolidated financial statements, the Company’s revenue is generated from the sale of its products to customers either through wholesale or direct-to-consumer (DTC) channels. Revenue from wholesale transactions is generally recognized at the time products are shipped based on contractual terms with the customer. Revenue from the DTC channel is generally recognized at the point of sale in the Company’s retail stores and at the time products are shipped for e-commerce transactions and corporate sales based on contractual terms with the customer. The Company’s consolidated net sales were $1.9 billion for the fiscal year ended January 3, 2026, a majority of which relates to wholesale and e-commerce revenue. Revenue is recognized net of estimates of variable consideration, including product returns, customer discounts and allowances, sales incentive programs, and miscellaneous claims from customers.

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
February 27, 2026

We have served as the Company’s auditor since 2021.

YETI HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except shares and par value)

	January 3, 2026	December 28, 2024
ASSETS
Current assets
Cash	$188,342	$358,795
Accounts receivable, net	141,424	120,190
Inventory	290,611	310,058
Prepaid expenses and other current assets	39,949	37,723
Total current assets	660,326	826,766
Property and equipment, net	142,105	126,270
Operating lease right-of-use assets	131,531	78,279
Goodwill	72,308	72,557
Intangible assets, net	219,791	172,023
Other assets	9,357	10,225
Total assets	$1,235,418	$1,286,120

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$140,214	$158,499
Accrued expenses and other current liabilities	135,353	128,210
Taxes payable	15,897	38,089
Accrued payroll and related costs	22,659	28,610
Operating lease liabilities	15,044	19,621
Current maturities of long-term debt	5,172	6,475
Total current liabilities	334,339	379,504
Long-term debt, net of current portion	68,301	72,821
Operating lease liabilities, non-current	139,945	73,586
Other liabilities	42,557	20,102
Total liabilities	585,142	546,013

Commitments and contingencies (Note 12)

Stockholders’ Equity
Common stock, par value $0.01; 600,000,000 shares authorized; 89,952,916 and 74,992,260 shares issued and outstanding at January 3, 2026, respectively, and 89,190,494 and 82,939,467 shares issued and outstanding at December 28, 2024, respectively	900	892
Treasury stock, at cost; 14,960,656 shares	(602,268)	(281,587)
Preferred stock, par value $0.01; 30,000,000 shares authorized; no shares issued or outstanding	—	—
Additional paid-in capital	471,770	405,921
Retained earnings	779,512	614,125
Accumulated other comprehensive gain	362	756
Total stockholders’ equity	650,276	740,107
Total liabilities and stockholders’ equity	$1,235,418	$1,286,120
See Notes to Consolidated Financial Statements

YETI HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Fiscal Year Ended
	January 3, 2026	December 28, 2024	December 30, 2023
Net sales	$1,868,494	$1,829,873	$1,658,713
Cost of goods sold	795,810	766,589	715,527
Gross profit	1,072,684	1,063,284	943,186
Selling, general, and administrative expenses	859,127	817,908	717,728
Operating income	213,557	245,376	225,458
Interest (expense) income, net	(443)	660	(942)
Other income (expense), net	7,167	(13,188)	1,430
Income before income taxes	220,281	232,848	225,946
Income tax expense	(54,894)	(57,159)	(56,061)
Net income	$165,387	$175,689	$169,885

Net income per share
Basic	$2.05	$2.07	$1.96
Diluted	$2.03	$2.05	$1.94

Weighted-average common shares outstanding
Basic	80,558	84,935	86,717
Diluted	81,595	85,755	87,403
See Notes to Consolidated Financial Statements

YETI HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Fiscal Year Ended
	January 3, 2026	December 28, 2024	December 30, 2023
Net income	$165,387	$175,689	$169,885
Other comprehensive (loss) income
Foreign currency translation adjustments	(394)	2,820	(1,644)
Total comprehensive income	$164,993	$178,509	$168,241
See Notes to Consolidated Financial Statements

YETI HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, including shares)

	Common Stock		Additional Paid-In Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance, December 31, 2022	88,108	$881	$357,490	(1,677)	$(100,025)	$268,551	$(420)	$526,477
Stock-based compensation	—	—	29,800	—	—	—	—	29,800
Common stock issued under employee benefit plans	546	5	1,568	—	—	—	—	1,573
Common stock withheld related to net share settlement of stock-based compensation	(61)	—	(2,481)	—	—	—	—	(2,481)
Other comprehensive loss	—	—	—	—	—	—	(1,644)	(1,644)
Net income	—	—	—	—	—	169,885		169,885
Balance, December 30, 2023	88,593	$886	$386,377	(1,677)	$(100,025)	$438,436	$(2,064)	$723,610
Stock-based compensation	—	—	40,719	—	—	—	—	40,719
Exercise of options	634	6	288	—	—	—	—	294
Shares withheld related to net share settlement of stock-based compensation	(38)	—	(1,463)	—	—	—	—	(1,463)
Repurchase of common stock, including excise tax	—	—	(20,000)	(4,574)	(181,562)	—	—	(201,562)
Other comprehensive income	—	—	—	—	—	—	2,820	2,820
Net income	—	—	—	—	—	175,689	—	175,689
Balance, December 28, 2024	89,189	$892	$405,921	(6,251)	$(281,587)	$614,125	$756	$740,107
Stock-based compensation	—	—	47,688	—	—	—	—	47,688
Common stock issued under employee benefit plans	811	8	(8)	—	—	—	—	—
Shares withheld related to net share settlement of stock-based compensation	(48)	—	(1,831)	—	—	—	—	(1,831)
Repurchase of common stock, including excise tax	—	—	20,000	(8,710)	(320,681)	—	—	(300,681)
Other comprehensive loss	—	—	—	—	—	—	(394)	(394)
Net income	—	—	—	—	—	165,387	—	165,387
Balance, January 3, 2026	89,952	$900	$471,770	(14,961)	$(602,268)	$779,512	$362	$650,276
See Notes to Consolidated Financial Statements

YETI HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Fiscal Year Ended
	January 3, 2026	December 28, 2024	December 30, 2023
Cash Flows from Operating Activities:
Net income	$165,387	$175,689	$169,885
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	54,232	48,132	46,434
Amortization of deferred financing fees	653	649	604
Stock-based compensation	47,688	40,719	29,800
Deferred income taxes	28,081	(11,167)	25,561
Impairment of long-lived assets	3,795	5,490	2,927
Loss on prepayment, modification, or extinguishment of debt	—	—	330
Product recalls	2,900	9,939	1,895
Other	(3,881)	9,872	(6,163)
Changes in operating assets and liabilities:
Accounts receivable, net	(18,161)	(23,655)	(15,683)
Inventory	23,857	39,751	33,675
Other current assets	6,614	9,480	(7,933)
Accounts payable and accrued expenses	(27,687)	(47,020)	(15,144)
Taxes payable	(23,941)	669	18,156
Other	(4,800)	2,838	1,598
Net cash provided by operating activities	254,737	261,386	285,942
Cash Flows from Investing Activities:
Purchases of property and equipment	(42,667)	(41,832)	(50,672)
Business acquisition, net of cash acquired	—	(36,164)	—
Additions of intangibles, net	(59,172)	(53,452)	(22,152)
Net cash used in investing activities	(101,839)	(131,448)	(72,824)
Cash Flows from Financing Activities:
Repayments of long‑term debt	(4,219)	(4,219)	(7,734)
Proceeds from employee stock transactions	—	294	1,573
Taxes paid in connection with employee stock transactions	(1,831)	(1,463)	(2,481)
Finance lease principal payment	(16,000)	(3,829)	(2,130)
Repurchase of common stock	(297,780)	(200,000)	—
Payments of deferred financing fees	—	—	(2,824)
Payment of excise taxes on share repurchases	(1,562)	—	—
Net cash used in financing activities	(321,392)	(209,217)	(13,596)
Effect of exchange rate changes on cash	(1,959)	(886)	4,697
Net (decrease) increase in cash	(170,453)	(80,165)	204,219
Cash, beginning of period	358,795	438,960	234,741
Cash, end of period	$188,342	$358,795	$438,960

Supplemental cash flow information:
Interest paid	$4,748	$5,806	$6,688
Income taxes paid, net of refunds	$48,048	$65,204	$14,131

Supplemental non-cash investing activity:
Property and equipment additions included in accounts payable and accrued expenses	$10,060	$2,794	$2,647
See Notes to Consolidated Financial Statements

YETI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES
Organization and Business
Headquartered in Austin, Texas, YETI Holdings, Inc. is a global designer, retailer, and distributor of innovative outdoor products. From coolers and drinkware to bags and apparel, YETI products are built to meet the unique and varying needs of diverse outdoor pursuits, whether in the remote wilderness, at the beach, or anywhere life takes you. We sell our products through our wholesale channel, including independent retailers, national, and regional accounts across a wide variety of end user markets, as well as through our direct-to-consumer (“DTC”) channel, which includes our websites, YETI Authorized on the Amazon Marketplace, our corporate sales program, and our retail stores. We operate in the U.S., Canada, Australia, New Zealand, the United Kingdom, Europe, and Asia.
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
Fiscal Year End
We have a 52- or 53-week fiscal year that ends on the Saturday closest in proximity to December 31, such that each quarterly period will be 13 weeks in length, except during a 53-week year when the fourth quarter will be 14 weeks. Fiscal year 2025 was a 53-week period. Fiscal years 2024 and 2023 were 52-week periods. The consolidated financial results presented herein represent the fiscal years ended January 3, 2026 (“2025”), December 28, 2024 (“2024”), and December 30, 2023 (“2023”).
Accounts Receivable
Accounts receivable are carried at original invoice amount less estimated credit losses. Upon initial recognition of a receivable, we estimate credit losses over the contractual term of the receivable and establish an allowance for credit losses based on historical experience, current available information, and expectations of future economic conditions. We mitigate credit loss risk from accounts receivable by assessing customers for credit worthiness, including ongoing credit evaluations and their payment trends. Credit risk is limited due to ongoing monitoring, high geographic customer distribution, and low concentration of risk. As the risk of loss is determined to be similar based on the credit risk factors, we aggregate receivables on a collective basis when assessing credit losses. Accounts receivable are uncollateralized customer obligations due under normal trade terms typically requiring payment within 30 to 60 days of sale. Receivables are written off when deemed uncollectible. Recoveries of trade receivables previously written off are recorded to income when received. As of January 3, 2026 and December 28, 2024, one customer accounted for 19% and 12% of our total accounts receivable, net, respectively. Our allowance for credit losses was $0.8 million as of January 3, 2026 and $1.4 million as of December 28, 2024.

Advertising and Marketing Costs
Marketing expenses, including advertising costs, are expensed as incurred and included in selling, general and administrative expenses in our consolidated statements of operations. Marketing expenses were $145.4 million, $141.5 million, and $126.9 million for 2025, 2024, and 2023, respectively. As of January 3, 2026 and December 28, 2024, prepaid advertising costs were $0.5 million and $2.5 million, respectively.
Benefit Plan
We provide a 401(k)-defined contribution plan covering substantially all our employees, which allows for employee contributions and provides for an employer match. Our contributions totaled approximately $2.6 million, $2.4 million, and $2.0 million for 2025, 2024, and 2023, respectively.
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
Deferred Financing Fees
Costs incurred upon the issuance of our debt instruments are capitalized and amortized over the life of the associated debt instrument on a straight-line basis, in a manner that approximates the effective interest method. If the debt instrument is retired before its scheduled maturity date, any remaining issuance costs associated with that debt instrument are expensed in the same period. Deferred financing fees related to our Credit Facility (as defined in Note 9) are reported in “Long-term debt, net of current portion” as a direct reduction of the carrying amount of our outstanding long-term debt. At January 3, 2026 and December 28, 2024, the amortization of deferred financing fees included in interest expense was $0.7 million and $0.6 million, respectively.
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

For our annual goodwill impairment tests in the fourth quarters of 2025 and 2024, we performed a qualitative assessment to determine whether the fair value of goodwill was more likely than not less than the carrying value. Based on economic conditions and industry and market considerations, we determined that it was more likely than not that the fair value of goodwill was greater than its carrying value; therefore, the quantitative impairment test was not performed. Therefore, we did not record any goodwill impairment for the years 2025 and 2024.

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

External legal costs incurred in the defense of our patents and trademarks are capitalized when we believe that the future economic benefit of the intangible asset will be increased, and a successful defense is probable. In the event of a successful defense, the settlements received are netted against the external legal costs that were capitalized. Where the defense of the patent and trademark maintains rather than increases the expected future economic benefits from the asset, the costs are expensed as incurred. The external legal costs incurred and settlements received may not occur in the same period. Capitalized costs incurred during 2025, 2024, and 2023 primarily relate to external legal costs incurred in the defense of our patents and trademarks, net of settlements received. During 2025, we recorded additions to intangible assets in connection with the acquisition of the Helimix branded shaker bottle intellectual property. During 2024, we recorded additions to goodwill and intangible assets in connection with the acquisition of Mystery Ranch, LLC (“Mystery Ranch”), and recorded additions to intangible assets in connection with the acquisition of powered cooling technology patents. See Note 2 for additional information.
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

Inventories
Inventories, consisting primarily of finished goods and an immaterial level of component parts, are valued at the lower of cost or net realizable value. Cost is determined using weighted-average costs, including all costs incurred to deliver inventory to our distribution facilities, such as inbound freight, import duties and tariffs. Net realizable value is defined as the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. We make ongoing estimates relating to the net realizable value of inventories based upon our assumptions about future demand and market conditions. At January 3, 2026 and December 28, 2024, inventory reserves were $2.8 million and $6.1 million, respectively.
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

Leasehold improvements	lesser of 10 years , remaining lease term, or estimated useful life of the asset
Molds and tooling	3 - 5 years
Furniture and equipment	3 - 7 years
Computers and software	3 - 7 years
Research and Development Costs
Research and development costs are expensed as incurred and primarily consist of employee-related expenses, including non-cash stock-based compensation expense, as well as tooling and prototype materials, facilities-related expenses, and depreciation and amortization expenses related to assets used in research and development activities. Research and development costs are related to developing new products and improving existing products. Research and development costs are included in selling, general, and administrative expenses and were $25.2 million, $21.1 million, and $15.5 million, for 2025, 2024, and 2023, respectively.
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
Shipping and Handling Costs
Shipping and handling fees charged to our customers are included in net sales in our consolidated statements of operations. The cost of shipping products to our customers, costs to operate our third-party logistics and warehousing operations, outbound freight costs, costs of operating on third-party DTC marketplaces, and credit card processing fees, which we refer to collectively as distribution and fulfillment expenses, are included in selling, general and administrative expenses in our consolidated statements of operations. Distribution and fulfillment expenses were $321.9 million, $323.0 million, and $310.1 million for 2025, 2024, and 2023, respectively.

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

The grant date fair value of restricted stock units, restricted stock awards, and deferred stock units is based on the closing price of our common stock on the award date. The grant date fair value of performance-based awards is estimated on the award date using a Monte Carlo simulation model. For certain of the awards granted, the grant date fair value was calculated using the Finnerty model, as the after-tax portion of these awards is subject to a holding period of one year after the vesting date. The grant date fair value of each stock option granted is estimated on the award date using the Black-Scholes model. The Monte Carlo simulation model, Finnerty model, and Black-Scholes model require various judgmental assumptions including volatility, forfeiture rates and expected option life. No stock options were granted in 2025, 2024, or 2023.

Costs relating to stock-based compensation are recognized in selling, general, and administrative expenses in our consolidated statements of operations, and forfeitures are recognized as they occur. See Note 10 for further discussion.
Supplier Finance Program Obligations
During 2018, we entered into an agreement with a financial institution to facilitate a supplier finance program (“SFP”) which provides certain suppliers the option, at their sole discretion, to participate in the program and sell their receivables due from us for early payment. Participating eligible suppliers negotiate the terms directly with the financial institution and we have no involvement in establishing those terms nor are we a party to these agreements. Our payments associated with the invoices from the suppliers participating in the SFP are made to the financial institution according to the original invoice. The outstanding payment obligations under the SFP recorded within accounts payable in our consolidated balance sheets at January 3, 2026 and December 28, 2024 were $54.0 million and $63.1 million, respectively. See Note 12 for further discussion.

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
Warranty and Product Recall Reserve
Warranty liabilities are recorded at the time of sale for the estimated costs that may be incurred under the terms of our limited warranty. We make and revise these estimates primarily based on the number of units under warranty, historical experience of warranty claims, and an estimated per unit replacement cost. The liability for warranties is included in accrued expenses and other current liabilities in our consolidated balance sheets. The specific warranty terms and conditions vary depending upon the product sold, but are generally warranted against defects in material and workmanship ranging from three to five years. Our warranty only applies to the original owner. If actual product failure rates or repair costs differ from estimates, revisions to the estimated warranty liabilities would be required and could materially affect our financial condition and operating results. Warranty reserves were $7.5 million and $9.4 million as of January 3, 2026 and December 28, 2024, respectively. Warranty costs included in costs of goods sold were $5.3 million, $5.3 million, and $6.3 million for 2025, 2024, and 2023, respectively.
We establish reserves for the estimated costs of a product recall when circumstances giving rise to the recall become known and when such costs are probable and estimable. The reserves for the estimated product recall expenses are included within accrued expenses and other current liabilities on our consolidated balance sheets. Estimating the cost of recall remedies required significant judgment and is primarily based on (i) expected consumer participation rates; and (ii) the estimated costs of the consumer’s elected remedy in the recalls, including the estimated cost of either product replacements or gift card elections, logistics costs, and other recall-related costs. We reevaluate these assumptions each period, and the related reserves are adjusted when factors indicate that the reserve is either not sufficient to cover or exceeds the estimated product recall costs. The reserve for the estimated product recall expenses was $5.4 million and $12.1 million as of January 3, 2026 and December 28, 2024, respectively. See Note 12 for further discussion.
Recently Adopted Accounting Pronouncements
In December 2023, Financial Accounting Standards Board (“FASB”) issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments in this update are intended to enhance the transparency and decision usefulness of income tax disclosures primarily through changes to the rate reconciliation and income taxes paid information. This update is effective for annual periods beginning after December 15, 2024, and may be applied prospectively or retrospectively. We have retrospectively adopted this ASU for our Annual Report for fiscal year 2025. For additional information, see Note 13. Income Taxes.
Recent Accounting Guidance Not Yet Adopted
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

In November 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. The amendments in this update clarify interim disclosure requirements and the applicability of Topic 270. The objective of the amendments is to provide further clarity about the current interim disclosure requirements. This update is effective for annual periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods, with early adoption permitted. We are currently evaluating the ASU to determine its impact on our consolidated financial statements and related disclosures.
2. ACQUISITIONS
Mystery Ranch Acquisition
On February 2, 2024, we completed the acquisition of all of the equity interests of Mystery Ranch, a designer and manufacturer of durable load-bearing backpacks, bags, and pack accessories. The total purchase price consideration was $36.2 million, net of a working capital adjustment and cash acquired of $2.1 million. We have integrated Mystery Ranch operations and products into our business to further expand our capabilities in our bags category. The acquisition was funded with cash on hand.

We accounted for the acquisition as a business combination using the acquisition method of accounting which requires, among other things, assets acquired and liabilities assumed be recognized at fair value as of the acquisition date. The purchase price allocation is complete and based upon valuation information regarding the fair value of certain assets and liabilities, including goodwill.
The following table summarizes the final amounts recorded for acquired assets and assumed liabilities at the acquisition date (in thousands):

Cash	$2,051
Accounts receivable, net	4,332
Inventory(1)	17,414
Prepaid expenses and other current assets	3,299
Property and equipment	512
Operating lease right-of-use assets	1,087
Goodwill	18,014
Intangible assets	5,500
Total assets acquired	52,209

Current liabilities	(13,240)
Non-current liabilities	(753)
Total liabilities assumed	(13,993)
Net assets acquired	$38,216
_________________________
(1)Includes a $4.8 million step up of inventory to fair value, which was expensed as the related inventory was sold.

The goodwill recognized is attributable to the expansion of our backpack and bag offerings and expected synergies from integrating Mystery Ranch’s products into our product portfolio. The goodwill will be deductible for income tax purposes. The intangible assets recognized consist of a tradename and customer relationships and have useful lives which range from 8 to 15 years.

Pro forma results are not presented as the impact of this acquisition is not material to our consolidated financial results. The net sales and earnings impact of this acquisition were not material to our consolidated financial results for the year ended January 3, 2026.

Other Acquisitions
2025 Acquisition

During the third quarter of 2025, we acquired certain assets, including designs, tooling, and intellectual property, related to the Helimix branded shaker bottle for $38.0 million in cash. During the fourth quarter of 2025, we showcased our speed-to-market with the launch of our Yonder Shaker Bottle, further advancing YETI’s expansion into the sport, health and wellness categories. This product launch was made possible, in part, by the Helimix Acquisition. This transaction was accounted for as an asset acquisition. In connection with this acquisition, we recognized trademarks, patents, and tooling for $26.2 million, $9.4 million, and $2.4 million, respectively. The acquired trademarks and patents are being amortized on a straight-line basis and have weighted average useful lives of 15 and 9 years, respectively.

2024 Acquisitions

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

The following table provides information about accounts receivable and contract liabilities at the periods indicated (in thousands):

	January 3, 2026	December 28, 2024
Accounts receivable, net	$141,424	$120,190
Contract liabilities	(9,535)	(10,462)
During the year ended January 3, 2026, we recognized $10.5 million of revenue that was previously included in the contract liability balance at the beginning of the period.

Disaggregation of Revenue
The following table disaggregates our net sales by channel, product category, and geography for the periods indicated (in thousands):

	2025(1)	2024(1)	2023(1)
Net Sales by Channel:
Wholesale	$740,703	$742,278	$661,000
Direct-to-consumer	1,127,791	1,087,595	997,713
Total net sales	$1,868,494	$1,829,873	$1,658,713

Net Sales by Category:
Coolers & Equipment	$748,523	$698,606	$597,511
Drinkware	1,085,838	1,094,165	1,022,982
Other	34,133	37,102	38,220
Total net sales	$1,868,494	$1,829,873	$1,658,713

Net Sales by Geographic Region(2):
United States	$1,474,141	$1,490,468	$1,398,925
International	394,353	339,405	259,788
Total net sales	$1,868,494	$1,829,873	$1,658,713
_______________________________________
(1)Includes the impact from the recall reserve adjustment. See Note 12 for further discussion of our product recalls.
(2)Net sales by geographic region is based on end-consumer location.

No individual customer accounted for 10% or more of our gross sales during 2025, 2024, and 2023.

4. PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets include the following (in thousands):

	January 3, 2026	December 28, 2024
Prepaid expenses	$14,865	$18,115
Prepaid taxes	15,092	14,278
Other	9,992	5,330
Total prepaid expenses and other current assets	$39,949	$37,723
5. PROPERTY AND EQUIPMENT
Property and equipment consisted of the following at the dates indicated (in thousands):

	January 3, 2026	December 28, 2024
Production molds, tooling, and equipment	$147,251	$125,444
Furniture, fixtures, and equipment	26,303	22,303
Computers and software	123,929	111,814
Leasehold improvements	63,840	63,441
Finance leases	26,467	12,722
Property and equipment, gross	387,790	335,724
Accumulated depreciation	(245,685)	(209,454)
Property and equipment, net	$142,105	$126,270

Depreciation expense was $44.5 million, $42.8 million, and $41.2 million for 2025, 2024, and 2023, respectively.

Geographic Information
Property and equipment, net by geographical region was as follows as of the dates indicated (in thousands):

	January 3, 2026	December 28, 2024
United States	$103,114	$82,780
International	38,991	43,490
Property and equipment, net	$142,105	$126,270
6. LEASES
We determine if an arrangement is or contains a lease at contract inception and determine its classification as an operating or finance lease at lease commencement. We lease certain retail locations, office space, distribution facilities, manufacturing space, and machinery and equipment. While the substantial majority of these leases are operating leases, certain machinery and equipment agreements are finance leases. As of January 3, 2026, the initial lease terms of the various leases range from one to 20 years. ROU lease assets and liabilities associated with leases with an initial term of twelve months or less are not recorded on the balance sheet.

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

The following table presents the assets and liabilities related to operating and finance leases (in thousands):

	Balance Sheet Location	January 3, 2026	December 28, 2024
Assets:
Operating lease assets	Operating lease right-of-use assets	$131,531	$78,279
Finance lease assets	Property and equipment, net	16,387	5,625
Total lease assets		$147,918	$83,904

Liabilities:
Current
Operating lease liabilities	Operating lease liabilities	$15,044	$19,621
Finance lease liabilities	Current maturities of long-term debt	953	2,256
Non-current
Operating lease liabilities	Operating lease liabilities, non-current	139,945	73,586
Finance lease liabilities	Long-term debt, net of current portion	237	1,190
Total lease liabilities		$156,179	$96,653

The following table presents the components of lease costs (in thousands):

	Fiscal Year Ended
	January 3, 2026	December 28, 2024	December 30, 2023
Operating lease costs	$23,944	$19,623	$14,889
Finance lease cost - amortization of right-of-use assets	2,982	2,014	1,862
Finance lease cost - interest on lease liabilities	59	109	138
Short-term lease cost	1,105	356	246
Variable lease cost	6,539	4,897	5,537
Sublease income	(7)	(827)	(747)
Total lease cost	$34,622	$26,172	$21,925

The following table presents lease terms and discount rates:

	January 3, 2026	December 28, 2024
Weighted average remaining lease term:
Operating leases	8.48 years	6.41 years
Finance leases	2.12 years	2.98 years

Weighted average discount rate:
Operating leases	6.12%	5.24%
Finance leases	2.95%	2.39%

The following table presents the minimum lease payment obligations of operating and finance lease liabilities (leases with terms in excess of one year) for the next five years and thereafter as of January 3, 2026 (in thousands):

	Operating Leases	Finance Leases	Total
2026	$21,119	$973	$22,092
2027	23,596	142	23,738
2028	24,224	106	24,330
2029	23,367	—	23,367
2030	23,241	—	23,241
Thereafter	90,862	—	90,862
Total lease payments	206,409	1,221	207,630
Less: Effect of discounting to net present value	51,420	31	51,451
Present value of lease liabilities	$154,989	$1,190	$156,179

The following table presents supplemental cash flow information related to our leases (in thousands):

	January 3, 2026	December 28, 2024	December 30, 2023
Cash paid for amounts included in measurement of liabilities:
Operating cash flows used in operating leases	$23,790	$20,038	$15,047
Operating cash flows used in finance leases	59	109	137
Financing cash flows used in finance leases	16,000	3,719	2,131
Right-of-use assets obtained in exchange for new lease liabilities:
Operating leases(1)	78,320	16,670	35,497
Finance leases	—	1,362	625
_________________________
(1)During the twelve months ended January 3, 2026, we extended the lease term of our headquarters in Austin, Texas and extended the term of the service agreement related to one of our distribution facilities. This resulted in an increase to right-of-use assets and corresponding lease liabilities of approximately $50.4 million.

7. INTANGIBLE ASSETS
Intangible assets consisted of the following at the dates indicated below (dollars in thousands):

	January 3, 2026
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Tradename	Indefinite	$31,363	$—	$31,363
Trade dress	Indefinite	25,599	—	25,599
Trademarks	Indefinite	38,943	—	38,943
Tradename	8 years	3,500	(839)	2,661
Customer relationships	11 - 15 years	44,205	(42,461)	1,744
Trademarks(1)	6 - 30 years	52,040	(17,346)	34,694
Patents(2)	4 - 25 years	93,972	(12,341)	81,631
Other intangibles	5 - 15 years	3,799	(643)	3,156
Total intangible assets		$293,421	$(73,630)	$219,791
_______________________________________
(1)The gross carrying amount includes $26.2 million of trademarks related to the acquisition of the Helimix branded shaker bottle in the third quarter of 2025. The acquired trademarks have useful lives of 15 years.
(2)The gross carrying amount includes $9.4 million of patents related to the acquisition of the Helimix branded shaker bottle in the third quarter of 2025. The acquired patents have useful lives of 9 years.

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
_______________________________________
(1)The gross carrying amount includes $32.5 million of powered cooling technology patents acquired in the fourth quarter of 2024. The acquired patents have useful lives of 14 years.

Amortization expense was $9.7 million, $5.3 million, and $5.3 million, for 2025, 2024, and 2023, respectively. Amortization expense related to intangible assets is expected to be $11.4 million for 2026, $10.8 million for 2027, $10.5 million for 2028, $10.4 million for 2029, and $10.3 million for 2030.

8. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consisted of the following at the dates indicated (in thousands):

	January 3, 2026	December 28, 2024
Accrued freight and distribution costs	$50,974	$44,953
Product recall reserves	5,371	12,059
Contract liabilities	9,535	10,462
Customer discounts, allowances, and returns	16,025	11,989
Advertising and marketing	6,463	9,218
Warranty reserve	7,545	9,416
Accrued capital expenditures	7,435	1,194
Interest payable	199	142
Other	31,806	28,777
Total accrued expenses and other current liabilities	$135,353	$128,210

9. LONG-TERM DEBT
Long-term debt consisted of the following at the dates indicated (in thousands):

	January 3, 2026	December 28, 2024
Term Loan A, due 2028	$73,828	$78,047
Finance lease debt	1,190	3,446
Total debt	75,018	81,493
Current maturities of long-term debt	(4,219)	(4,219)
Current maturities of finance lease debt	(953)	(2,256)
Total long-term debt	69,846	75,018
Unamortized deferred financing fees	(1,545)	(2,197)
Total long-term debt, net	$68,301	$72,821

At January 3, 2026, the future maturities of principal amounts of our debt obligations, excluding finance lease obligations, for the next five years and in total (see Note 6 for future maturities of finance lease obligations), consisted of the following (in thousands):

Amount
2026	$4,219
2027	4,219
2028	65,390
2029	—
2030	—
Total	$73,828

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

On July 15, 2017, we amended the Credit Facility to reset the net leverage ratio covenant for the period ending June 2017 and thereafter. On December 17, 2019, we further amended our Credit Facility, which increased the remaining principal amount of Term Loan A from approximately $298.0 million to $300.0 million; increased the commitments under the Revolving Credit Facility from $100.0 million to $150.0 million; extended the maturity date of both Term Loan A and the Revolving Credit Facility to December 17, 2024; revised the leverage ratios and reduced the interest rates spreads and commitment fee payable on the average daily unused amount of the revolving commitment; and revised the scheduled quarterly principal payments of Term Loan A.

On March 31, 2023, we amended the Credit Facility, leaving the material terms of the Credit Facility substantially unchanged, with the exception of certain changes to implement the replacement of LIBOR with SOFR.

On June 22, 2023, we further amended the Credit Facility, which extended the maturity date of both the Term Loan A and the Revolving Credit Facility from December 17, 2024 to June 22, 2028; refinanced and replaced the existing Term Loan A in full with a new $84.4 million Term Loan A (discussed below); and increased the commitments under the Revolving Credit Facility from $150.0 million to $300.0 million. As a result of the amendment, we recognized a $0.3 million loss on modification and extinguishment of debt and we capitalized $2.8 million of new lender and third-party fees in the second quarter of 2023.

On February 26, 2024, we further amended the Credit Facility, leaving the material terms of the Credit Facility substantially unchanged, with the exception of a definitional update and a change to permit a Hedging Agreement (as defined in the Credit Facility) entered into in connection with an accelerated share purchase program under the Credit Facility.

Pursuant to the Credit Agreement, we are required to make quarterly principal payments equal to 1.25% of the then-outstanding aggregate principal amount of the Term Loan A. As amended, the scheduled quarterly principal payments began on September 30, 2023 and are due each December 31, March 31, June 30 and September 30 thereafter, with the remaining principal balance due on the maturity date. Borrowings under the Term Loan A and the Revolving Credit Facility bear interest at Term SOFR or the Alternate Base Rate (each as defined in the Credit Agreement) plus an applicable rate ranging from 1.75% to 2.50% for Term SOFR-based loans and from 0.75% to 1.50% for Alternate Base Rate-based loans, depending upon our total Net Leverage Ratio (as defined in the Credit Agreement). Additionally, a commitment fee ranging from 0.200% to 0.300%, determined by reference to a pricing grid based on our net leverage ratio, is payable on the average daily unused amounts under the Revolving Credit Facility. As of January 3, 2026 and December 28, 2024, we had no borrowings outstanding under our Revolving Credit Facility.

The Credit Facility also provides us with the ability to issue up to $40.0 million in letters of credit. While our issuance of letters of credit does not increase our borrowings outstanding under our Revolving Credit Facility, it does reduce the amount available. As of January 3, 2026, we had no outstanding letters of credit.

The weighted average interest rate on borrowings outstanding under the Term Loan A during the twelve months ended January 3, 2026 and December 28, 2024 was 6.11% and 7.09%, respectively.

The Credit Facility includes customary financial and non-financial covenants limiting, among other things, mergers and acquisitions; investments, loans, and advances; affiliate transactions; changes to capital structure and the business; additional indebtedness; additional liens; the payment of dividends; and the sale of assets, in each case, subject to certain customary exceptions. The Credit Facility contains customary events of default, including payment defaults, breaches of representations and warranties, covenant defaults, defaults under other material debt, events of bankruptcy and insolvency, failure of any guaranty or security document supporting the Credit Facility to be in full force and effect, and a change of control of our business. At January 3, 2026, we were in compliance with the covenants under our Credit Facility.

Term Loan A
The Term Loan A is an $84.4 million term loan facility, maturing on June 22, 2028. Principal payments of $5.6 million were due quarterly during 2021 and through March 2023 and $1.1 million are due from September 2023 through March 2028, with any remaining unpaid balance due at maturity. The outstanding principal balance of the Term Loan A was $73.8 million and $78.0 million as of January 3, 2026 and December 28, 2024, respectively.

10. STOCK-BASED COMPENSATION
We award stock-based compensation to employees, non-employee directors, and certain consultants under the 2024 Equity and Incentive Compensation Plan (“2024 Plan”). The 2024 Plan was approved by the Company’s stockholders in May 2024 and replaced the 2018 Equity and Incentive Compensation Plan (the “2018 Plan”). No new awards will be granted under the 2018 Plan. The 2018 Plan replaced the 2012 Equity and Performance Incentive Plan, as amended and restated on June 20, 2018 (the “2012 Plan”). Awards outstanding under the 2018 Plan or the 2012 Plan will continue to remain outstanding according to their terms. Shares subject to stock awards granted under the 2018 Plan or the 2012 Plan (a) that expire or terminate without being exercised or (b) that are forfeited under an award, return to the 2024 Plan.

Subject to certain equitable adjustments and share counting rules, the 2024 Plan provides for up to 3.5 million shares of authorized stock to be awarded as stock options, appreciation rights, restricted stock (“RSAs”), restricted stock units (“RSUs”), performance shares, performance units, cash incentive awards, and certain other awards based on or related to shares of our common stock. The 2018 Plan provided for up to 4.8 million shares of authorized stock to be awarded as stock options, appreciation rights, RSAs, RSUs, performance units, cash incentive awards, and certain other awards based on or related to shares of our common stock. The 2012 Plan provided for up to 8.8 million shares of authorized stock to be awarded as either stock options or RSUs.

Stock options, RSUs, and RSAs granted to employees generally have a three-year vesting period and vest one-third on the first anniversary of the grant date, and an additional one-sixth vest on each of the first four six-month anniversaries of the initial vesting date. Stock options have a ten year term. Performance-based restricted stock awards (“PBRSs”) and performance-based restricted stock unit awards (“PBRSUs”) cliff vest based on the attainment of certain predetermined three-year cumulative performance goals over a three-year performance period subject to continued employment. Depending on the estimated probability of attainment of those performance goals, the compensation expense recognized related to the awards could increase or decrease over the remaining vesting period. At the election of the grantee, deferred stock units (“DSUs”) are issued to non-employee directors in lieu of RSUs or certain cash compensation. DSUs and RSUs granted to non-employee directors generally vest one year from the grant date.

We recognized non-cash stock-based compensation expense of $47.7 million, $40.7 million, and $29.8 million for 2025, 2024, and 2023, respectively. The related income tax benefits were $7.0 million, $5.9 million, and $5.1 million for 2025, 2024, and 2023, respectively. As of January 3, 2026, total unrecognized stock-based compensation expense of $52.8 million for all stock-based compensation plans is expected to be recognized over a weighted-average period of 1.9 years.

Restricted Stock Units, Restricted Stock Awards, and Deferred Stock Units
Stock-based activity, excluding options, for the year ended January 3, 2026 is summarized below (in thousands, except per share data):

	Performance-Based Restricted Stock Awards and Performance-Based Restricted Stock Units		Restricted Stock Units, Restricted Stock Awards, and Deferred Stock Units
	Number of PBRSs and PBRSUs	Weighted Average Grant Date Fair Value	Number of RSUs, RSAs, and DSUs	Weighted Average Grant Date Fair Value
Nonvested, December 28, 2024	507	$42.92	1,444	$39.54
Granted	231	40.99	1,136	36.73
Vested/released	(86)	64.48	(725)	40.30
Performance adjustment(1)	18	64.48	—	—
Forfeited/expired	(17)	41.28	(221)	38.54
Nonvested, January 3, 2026	653	$40.03	1,634	$37.38
_________________________
(1)Represents additional performance-based awards issued as a result of the achievement of actual performance results above the performance targets at grant date.
As of January 3, 2026, the weighted average remaining contractual term of PBRSs and PBRSUs was 1.7 years and the aggregate intrinsic value of PBRSs and PBRSUs expected to vest was $29.3 million. The weighted average remaining contractual term of RSUs, RSAs, and DSUs was 1.9 years and the aggregate intrinsic value of RSUs, RSAs, and DSUs was $73.3 million as of January 3, 2026.

The following table summarizes additional information about PBRSs PBRSUs, RSUs, RSAs, and DSUs (in thousands, except per share data):

	Fiscal Year Ended
	January 3, 2026	December 28, 2024	December 30, 2023
Weighted average grant date fair value per share of awards granted	$37.45	$39.60	$38.74
Total grant date fair value of awards vested	$34,757	$28,756	$19,828
Intrinsic value of awards vested	$29,539	$24,559	$16,485
Stock Options
There have been no new grants of options since 2019 and all options outstanding as of December 28, 2024 and January 3, 2026 were exercisable. We had no unrecognized compensation cost related to stock options and no non-vested stock options as of January 3, 2026 or December 28, 2024. A summary of the stock options is as follows for the periods indicated (in thousands, except per share data):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance, December 28, 2024	559	$19.72	3.93
Exercised	—	—
Balance, January 3, 2026	559	$19.72	2.91	$14,047
Exercisable, January 3, 2026	559	$19.72	2.91	$14,047

No stock options were exercised for the year ended January 3, 2026. The total intrinsic value of stock options exercised was $0.4 million and $1.0 million for 2024 and 2023, respectively. The income tax benefits related to stock options exercised were $0.1 million and $0.2 million for 2024 and 2023, respectively.

11. STOCKHOLDERS’ EQUITY
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

In total, we repurchased 8,157,674 shares of YETI’s common stock on the open market for approximately $297.6 million, at an average repurchase price of $36.49 per share, during the twelve months ended January 3, 2026. All common stock that was repurchased in 2025 is held as treasury stock.
12. COMMITMENTS AND CONTINGENCIES
Future commitments under non-cancelable agreements at January 3, 2026 were as follows (in thousands):

		Fiscal Year
	Total	2026	2027	2028	2029	2030	Thereafter
Non-cancelable agreements(1)	$206,010	$83,002	$44,722	$37,813	$29,435	$10,722	$316
_________________________
(1)We have entered into commitments for service and maintenance agreements related to our management information systems, distribution contracts, advertising, sponsorships, and licensing agreements.
As we are unable to reasonably predict the timing of settlement of liabilities related to unrecognized tax benefits and other noncurrent tax liabilities, the table above does not include $22.1 million, net, of such liabilities that are on our consolidated balance sheet as of January 3, 2026.

We are involved in various claims and legal proceedings, some of which are covered by insurance. We believe that the existing claims and proceedings, and potential losses relating to such contingencies, will not have a material adverse effect on our consolidated financial position, results of operations, or cash flows.
Supplier Finance Program Obligations
We have a supplier finance program with a financial institution which provides certain suppliers the option, at their sole discretion, to participate in the program and sell their receivables due from us for early payment.

The following table summarizes the activity of the SFP for the year ended January 3, 2026 (in thousands):

Outstanding payment obligations as of December 28, 2024	$63,127
Invoices confirmed during the period	336,615
Confirmed invoices paid during the period	(345,711)
Outstanding payment obligations as of January 3, 2026	$54,031
Product Recall Reserves

In March 2023, in collaboration with U.S. Consumer Product Safety Commission, we announced separate voluntary recalls of our original Hopper M30 Soft Cooler, Hopper M20 Soft Backpack Cooler, and SideKick Dry gear case (the “affected products”). As a result, we established a reserve as of December 31, 2022 for expected future returns and the estimated cost of recall remedies for consumers with affected products. The reserve for the estimated product recall expenses was $5.4 million and $12.1 million as of January 3, 2026 and December 28, 2024, respectively.

The product recalls, which include recall reserve adjustments and other incurred costs, had the following effect on our income before income taxes (in thousands):

	Fiscal Year Ended
	January 3, 2026	December 28, 2024	December 30, 2023
Decrease to net sales(1)	$(2,275)	$(8,832)	$(21,700)
Decrease (increase) to cost of goods sold(2)	(89)	735	8,423
Decrease to gross profit	(2,364)	(8,097)	(13,277)
Decrease (increase) to selling, general and administrative expenses(3)	(536)	(1,841)	11,382
Decrease to income before income taxes	$(2,900)	$(9,938)	$(1,895)
_________________________
(1)Represents recall reserve adjustments related to estimated future recall remedies (i.e., estimated gift card elections) and estimated consumer recall-related participation rates. For 2025, the $2.3 million decrease to net sales impacted the DTC channel. Of the total net sales impact, $8.3 million and $0.6 million was allocated to our DTC and wholesale channels, respectively, for 2024, and $7.3 million and $14.4 million was allocated to our DTC and wholesale channels, respectively, for the year ended December 30, 2023. These amounts were allocated based on the historical channel sell-in basis of the affected products.
(2)Represents recall reserve adjustments related to estimated costs of future product replacement remedy elections and related logistic costs, and recall-related costs.
(3)Represents recall reserve adjustments related to estimated future other recall-related costs.

13. INCOME TAXES
The components of income before income taxes were as follows for the periods indicated (in thousands):

	Fiscal Year Ended
	January 3, 2026	December 28, 2024	December 30, 2023
Domestic	$204,410	$219,941	$215,490
Foreign	15,871	12,907	10,456
Income before income taxes	$220,281	$232,848	$225,946

The components of income tax expense were as follows for the periods indicated (in thousands):

	Fiscal Year Ended
	January 3, 2026	December 28, 2024	December 30, 2023
Current tax expense:
U.S. federal	$15,381	$51,532	$21,139
State	6,995	12,976	7,659
Foreign	4,820	3,844	1,936
Total current tax expense	27,196	68,352	30,734
Deferred tax expense (benefit):
U.S. federal	26,599	(9,700)	20,136
State	1,669	(1,333)	4,230
Foreign	(570)	(160)	961
Total deferred tax expense (benefit)	27,698	(11,193)	25,327
Total income tax expense	$54,894	$57,159	$56,061

A reconciliation of income taxes computed at the federal statutory income tax rate of 21% to the effective income tax rate is as follows for the periods indicated (in thousands):

	Fiscal Year Ended
	January 3, 2026		December 28, 2024		December 30, 2023
U.S. Federal Statutory Tax Rate	$46,259	21.0%	$48,898	21.0%	$47,449	21.0%
State & local income taxes, net of federal income tax effect(1)	6,490	2.9%	7,404	3.2%	7,359	3.3%
Foreign tax effects	917	0.4%	973	0.4%	701	0.3%
Effect of cross-border tax laws
Foreign-derived intangible income	(2,993)	(1.4)%	(4,166)	(1.8)%	(3,192)	(1.4)%
Other	(74)	—%	(437)	(0.2)%	400	0.2%
Tax credits	(1,855)	(0.8)%	(1,834)	(0.8)%	(1,497)	(0.7)%
Nontaxable or nondeductible items
Non-deductible portion of executive compensation	3,209	1.4%	2,235	1.0%	939	0.4%
Other	1,710	0.8%	1,373	0.6%	872	0.4%
Changes in unrecognized tax benefits	1,227	0.6%	3,340	1.4%	3,030	1.3%
Other adjustments	4	—%	(627)	(0.3)%	—	—%
Effective income tax rate	$54,894	24.9%	$57,159	24.5%	$56,061	24.8%
_________________________
(1)The states that contribute to the majority (greater than 50%) of the tax effect in this category include California, Georgia, New York, Pennsylvania, and Wisconsin for 2025, California, Illinois, New Jersey, New York, Pennsylvania, and Wisconsin for 2024, and California, Illinois, New York, Pennsylvania, Tennessee, and Wisconsin for 2023.

The amount of income tax paid, net of refunds, are as follows (in thousands):

	Fiscal Year Ended
	January 3, 2026	December 28, 2024	December 30, 2023
Federal	$34,000	$54,000	$4,000
State
New York	—	—	929
Pennsylvania	—	—	1,720
All states representing less than five percent of total	9,815	8,377	3,668
Foreign
Australia	—	—	1,871
Canada	—	—	1,564
All foreign jurisdictions representing less than five percent of total	4,233	2,827	379
Total income taxes paid, net of refunds(1)	$48,048	$65,204	$14,131
_________________________
(1)All jurisdictions in which income taxes paid (net of refunds received) were equal to or greater than five percent of total income taxes paid are included above. If the noted jurisdiction did not meet the five percent threshold for a particular year, the amount for that year is not separately stated.

Deferred tax assets and liabilities consisted of the following for the periods indicated (in thousands):

	Fiscal Year Ended
	January 3, 2026	December 28, 2024
Deferred tax assets:
Accrued liabilities	$5,204	$8,986
Allowances and other reserves	3,626	3,819
Inventory	3,953	3,563
Stock-based compensation	7,071	6,929
Operating lease liabilities	37,751	22,704
Capitalized research and development expenditures	2,898	13,407
Other	4,161	4,916
Total deferred tax assets	$64,664	$64,324
Deferred tax liabilities:
Operating lease assets	$(31,979)	$(19,022)
Prepaid expenses	(83)	(32)
Property and equipment	(19,328)	(8,227)
Intangible assets	(32,515)	(28,249)
Other	(19)	(40)
Total deferred tax liabilities	(83,924)	(55,570)
Net deferred tax (liabilities) assets	$(19,260)	$8,754
Amounts included in the Consolidated Balance Sheets:
Deferred income taxes	$3,035	$9,060
Other liabilities	(22,295)	(306)
Net deferred income tax (liabilities) assets	$(19,260)	$8,754

We consider the undistributed earnings of our foreign subsidiaries to be indefinitely reinvested, and, accordingly, no taxes have been recognized on such earnings except for the transition tax recognized as part of the Tax Cuts and Jobs Act (“the Tax Act”) during 2017. We continue to evaluate our plans for reinvestment or repatriation of unremitted foreign earnings. If we determine that all or a portion of our foreign earnings are no longer indefinitely reinvested, we may be subject to additional foreign withholding taxes and U.S. state income taxes. We believe it is not practicable to estimate the amount of additional taxes, which may be payable upon distribution of these earnings. At January 3, 2026, we had unremitted earnings of foreign subsidiaries of $62.3 million.

The Tax Act introduced new provisions for U.S. taxation of certain global intangible low-taxed income (“GILTI”). We elected to account for the tax on GILTI as a period cost and therefore have not recorded deferred taxes related to GILTI on our foreign subsidiaries.

As of January 3, 2026, we had research and development tax credit carryforwards from the state of Texas of approximately $3.1 million, which if not utilized will expire beginning in 2040.

The following table summarizes the activity related to our unrecognized tax benefits for the periods indicated (excluding interest and penalties) (in thousands):

	Fiscal Year Ended
	January 3, 2026	December 28, 2024
Balance, beginning of year	$16,857	$14,336
Gross increases related to current year tax positions	1,453	2,924
Gross increases related to prior year tax positions	274	896
Gross decreases related to prior year tax positions	(390)	(17)
Decreases as a result of settlements during the current period	—	(9)
Lapse of statute of limitations	(1,298)	(1,273)
Balance, end of year	$16,896	$16,857

If our positions are sustained by the relevant taxing authorities, approximately $16.9 million (excluding interest and penalties) of uncertain tax position liabilities as of January 3, 2026 would favorably impact our effective tax rate in future periods.

We include interest and penalties related to unrecognized tax benefits in our current provision for income taxes in the accompanying consolidated statements of operations. As of January 3, 2026, we had recognized a liability of $5.2 million for interest and penalties related to unrecognized tax benefits.

We file income tax returns in the United States and various state and foreign jurisdictions. The tax years 2022 through 2025 remain open to examination in the United States, and the tax years 2016 through 2025 remain open to examination in Texas. The tax years 2021 through 2025 remain open to examination in most other state and foreign jurisdictions.

The Organization for Economic Co-operation and Development enacted model rules for a new global minimum tax framework, also known as Pillar Two, and certain governments globally have enacted, or are in the process of enacting, legislation to address Pillar Two. As of January 3, 2026, the impact of Pillar Two on our consolidated financial statements was not material.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The effects of the OBBBA were incorporated into our income tax provision and we recognized domestic cash tax savings and an immaterial impact to our income tax expense in 2025. We will continue to evaluate the OBBBA and do not expect the OBBBA to have a material impact on our consolidated financial statements.

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

The following table sets forth the calculation of earnings per share and weighted-average common shares outstanding at the dates indicated (in thousands, except per share data):

	Fiscal Year Ended
	January 3, 2026	December 28, 2024	December 30, 2023
Net income	$165,387	$175,689	$169,885

Weighted average common shares outstanding — basic	80,558	84,935	86,717
Effect of dilutive securities	1,037	820	686
Weighted average common shares outstanding — diluted	81,595	85,755	87,403

Earnings per share
Basic	$2.05	$2.07	$1.96
Diluted	$2.03	$2.05	$1.94

Outstanding stock-based awards representing 0.7 million, 0.1 million, and 0.2 million shares of common stock were excluded from the calculations of diluted earnings per share in 2025, 2024, and 2023, respectively, because the effect of their inclusion would have been antidilutive to those years.

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

The following table presents segment information for net sales, segment profit, and significant expenses (in thousands):

	Fiscal Year Ended
	January 3, 2026	December 28, 2024	December 30, 2023
Net sales	1,868,494	1,829,873	1,658,713
Cost of goods sold(1)	795,810	766,589	715,527
Gross profit	1,072,684	1,063,284	943,186
Selling, general, and administrative expenses
Distribution and fulfillment	321,909	322,957	310,148
Compensation and benefits(2)	204,456	193,366	153,511
Marketing	145,435	141,490	126,894
General and administration(3)	152,918	129,099	108,710
Depreciation and amortization	33,873	29,155	29,847
Product recall(4)	536	1,841	(11,382)
Total selling, general and administrative expenses	859,127	817,908	717,728
Operating income	213,557	245,376	225,458
Interest (expense) income, net	(443)	660	(942)
Other income (expense), net	7,167	(13,188)	1,430
Income before income taxes	220,281	232,848	225,946
Income tax expense	(54,894)	(57,159)	(56,061)
Net income	$165,387	$175,689	$169,885
_________________________
(1)Includes depreciation expense of $20.4 million, $19.0 million, and $16.6 million, for the years ended January 3, 2026, December 28, 2024 and December 30, 2023.
(2)Represents employee compensation and benefits, including non-cash stock-based compensation expense.
(3)Includes information technology, corporate infrastructure costs, contract labor, professional fees and services, asset impairments, organizational realignment costs, and technology transformation costs.
(4)Represents adjustments and charges associated with product recalls.

For net sales by geographic region, refer to Note 3. For long-lived asset by geographic region, refer to Note 5.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosures. Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of January 3, 2026.

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

Our management has conducted an evaluation of the effectiveness of our internal control over financial reporting as of January 3, 2026, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013) (“COSO”). Based on the results of this evaluation, management concluded that our internal control over financial reporting was effective as of January 3, 2026.

Our independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited our internal control over financial reporting. Their opinion on the effectiveness of our internal control over financial reporting as of January 3, 2026 appears in Part II, Item 8 of this Form 10-K.

Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) that occurred during the fourth quarter of 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Item 9B. Other Information
Insider Trading Arrangements
During the three months ended January 3, 2026, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or constituted a “non Rule 10b5-1 trading arrangement.”

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
We adopted a written code of business conduct that applies to our directors, executive officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A current copy of the code is posted under “Governance” on the Investor Relations section of our website, www.YETI.com. To the extent required by applicable rules adopted by the SEC and the NYSE, we intend to disclose future amendments to certain provisions of the code, or waivers of such provisions granted to executive officers and directors, in this section of our website at www.YETI.com.
The remaining information required by this item will be incorporated by reference to our definitive Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended January 3, 2026 or will be provided in an amendment to this Annual Report on Form 10-K in accordance with General Instruction G(3) to Form 10-K.
Item 11. Executive Compensation
The information required by this item will be incorporated by reference to our definitive Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended January 3, 2026 or will be provided in an amendment to this Annual Report on Form 10-K in accordance with General Instruction G(3) to Form 10-K.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item will be incorporated by reference to our definitive Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended January 3, 2026 or will be provided in an amendment to this Annual Report on Form 10-K in accordance with General Instruction G(3) to Form 10-K.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item will be incorporated by reference to our definitive Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended January 3, 2026 or will be provided in an amendment to this Annual Report on Form 10-K in accordance with General Instruction G(3) to Form 10-K.
Item 14. Principal Accounting Fees and Services
The information required by this item will be incorporated by reference to our definitive Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended January 3, 2026 or will be provided in an amendment to this Annual Report on Form 10-K in accordance with General Instruction G(3) to Form 10-K.

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

Exhibit Number	Exhibit

3.1	Amended and Restated Certificate of Incorporation of YETI Holdings, Inc. (filed as Exhibit 3.1 to the Company's Current Report on Form 8-K on October 26, 2018 and incorporated herein by reference)

3.2	Amended and Restated Bylaws of YETI Holdings, Inc. (filed as Exhibit 3.1 to the Company's Current Report on Form 8-K on February 7, 2024 and incorporated herein by reference)

4.1*	Description of Capital Stock of YETI Holdings, Inc.

10.1†
Amended and Restated Employment Agreement, dated as of October 9, 2018, by and between YETI Coolers, LLC and Matthew J. Reintjes (filed as Exhibit 10.3 to Amendment No. 1 to the Company's Registration Statement on Form S-1 (Registration No. 333-227578) on October 15, 2018 and incorporated herein by reference)

10.2†
YETI Coolers, LLC Senior Leadership Severance Benefits Plan (filed as Exhibit 10.16 to the Company's Registration Statement on Form S-1 (Registration No. 333-227578) on September 27, 2018 and incorporated herein by reference)

10.3†
YETI Holdings, Inc. 2018 Equity and Incentive Compensation Plan (filed as Exhibit 10.17 to the Company's Registration Statement on Form S-1 (Registration No. 333-227578) on September 27, 2018 and incorporated herein by reference)

10.4†
Form of Non-Employee Director Deferred Stock Unit Agreement under the 2018 Equity and Incentive Compensation Plan (filed as Exhibit 10.19 to the Company's Registration Statement on Form S-1 (Registration No. 333-227578) on September 27, 2018 and incorporated herein by reference)

10.5†
Form of Nonqualified Stock Option Agreement under the 2018 Equity and Incentive Compensation Plan (filed as Exhibit 10.20 to Amendment No. 1 to the Company's Registration Statement on Form S-1 (Registration No. 333-227578) on October 15, 2018 and incorporated herein by reference)

10.6†
YETI Holdings, Inc. Non-Employee Director Compensation Policy, effective May 1, 2025 (filed as Exhibit 10.5 to the Company’s Quarterly on Form 10-Q for the quarter ended March 29, 2025 on May 8, 2025 and incorporated herein by reference)

10.7†
Form of Indemnification Agreement by and between the Company and each of its directors and executive officers (filed as Exhibit 10.21 to the Company's Registration Statement on Form S-1 (Registration No. 333-227578) on September 27, 2018 and incorporated herein by reference)

10.8†
Form of Global Restricted Stock Unit Agreement under YETI Holdings, Inc. 2018 Equity and Performance Incentive Plan (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 2, 2022 filed May 11, 2022 and incorporated herein by reference)

10.9†
Form of Global Performance-Based Restricted Stock Unit Grant Agreement under YETI Holdings, Inc. 2018 Equity and Performance Incentive Plan (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 2, 2022 filed May 11, 2022 and incorporated herein by reference)

10.10
Credit Agreement, dated as of May 19, 2016, by and among YETI Holdings, Inc., the lenders from time to time party thereto, and Bank of America, N.A., as administrative agent (filed as Exhibit 10.22 to the Company's Registration Statement on Form S-1 (Registration No. 333-227578) on September 27, 2018 and incorporated herein by reference)

10.11
First Amendment to Credit Agreement, dated as of July 17, 2017, by and among YETI Holdings, Inc., the lenders from time to time party thereto, and Bank of America, N.A., as administrative agent (filed as Exhibit 10.23 to the Company's Registration Statement on Form S-1 (Registration No. 333-227578) on September 27, 2018 and incorporated herein by reference)

10.12
Second Amendment to Credit Agreement and Amendment to Collateral Agreement, dated as of December 17, 2019, by and among YETI Holdings, Inc., the Subsidiaries of YETI Holdings, Inc., party thereto, the lenders party thereto, and Bank of America, N.A., as administrative agent (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on December 18, 2019 and incorporated herein by reference)

10.13
Third Amendment to Credit Agreement, dated as of March 31, 2023, by and among YETI Holdings, Inc., the lenders from time to time party thereto and Bank of America, N.A., as administrative agent.(filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 1, 2023 filed May 11, 2023 and incorporated herein by reference)

10.14
Fourth Amendment to Credit Agreement, dated as of June 22, 2023, by and among YETI Holdings, Inc., the subsidiaries of YETI Holdings, Inc. party thereto, the lenders party thereto and Bank of America, N.A., as administrative agent (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K on June 26, 2023 and incorporated herein by reference)

10.15
Fifth Amendment to Credit Agreement, dated as of February 26, 2024, by and among YETI Holdings, Inc., the subsidiaries of YETI Holdings, Inc. party thereto, the lenders party thereto and Bank of America, N.A., as administrative agent (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2024 filed on May 9, 2024 and incorporated herein by reference)

10.16†	YETI Holdings, Inc. 2024 Equity and Incentive Compensation Plan (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K on May 10, 2024 and incorporated herein by reference)

10.17†
Form of Global Restricted Stock Unit Agreement under the 2024 Equity and Incentive Compensation Plan (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2024 filed on August 8, 2024 and incorporated herein by reference)

10.18†
Form of Global Performance-Based Restricted Stock Unit Agreement under the 2024 Equity and Incentive Compensation Plan (filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2024 filed on August 8, 2024 and incorporated herein by reference)

10.19†
Form of Global Restricted Stock Unit Agreement under the 2024 Equity and Incentive Compensation Plan (2025 Form) (filed as Exhibit 10.1 to the Company’s Quarterly on Form 10-Q for the quarter ended March 29, 2025 on May 8, 2025 and incorporated herein by reference)

10.20†
Form of Global Performance-Based Restricted Stock Unit Agreement under the 2024 Equity and Incentive Compensation Plan (2025 Form) (filed as Exhibit 10.2 to the Company’s Quarterly on Form 10-Q for the quarter ended March 29, 2025 on May 8, 2025 and incorporated herein by reference)

10.21†
Form of Non-Employee Director Deferred Stock Unit Agreement under the 2024 Equity and Incentive Compensation Plan (2025 Form) (filed as Exhibit 10.3 to the Company’s Quarterly on Form 10-Q for the quarter ended March 29, 2025 on May 8, 2025 and incorporated herein by reference)

10.22†
Form of Non-Employee Director Restricted Stock Unit Agreement under the 2024 Equity and Incentive Compensation Plan (2025 Form) (filed as Exhibit 10.4 to the Company’s Quarterly on Form 10-Q for the quarter ended March 29, 2025 on May 8, 2025 and incorporated herein by reference)

10.23†*	Form of Global Performance-Based Restricted Stock Unit Agreement under the 2024 Equity and Incentive Compensation Plan (2026 Form)

19.1
YETI Holdings, Inc. Insider Trading Policy (filed as Exhibit 19.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2025 filed on May 8, 2025 and incorporated herein by reference)

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
The following audited financial statements from YETI Holdings, Inc.’s Annual Report on Form 10-K for the year ended January 3, 2026, formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to the Consolidated Financial Statements

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

YETI Holdings, Inc.

Dated: February 27, 2026	By:	/s/ Matthew J. Reintjes
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

Dated: February 27, 2026	By:	/s/ Matthew J. Reintjes
Matthew J. Reintjes
President and Chief Executive Officer, Director (Principal Executive Officer)

Dated: February 27, 2026	By:	/s/ Scott C. Bomar
Scott C. Bomar
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)

Dated: February 27, 2026	By:	/s/ Robert K. Shearer
Robert K. Shearer
Chair and Director

Dated: February 27, 2026	By:	/s/ Arne Arens
Arne Arens
Director

Dated: February 27, 2026	By:	/s/ Elizabeth L. Axelrod
Elizabeth L. Axelrod
Director

Dated: February 27, 2026	By:	/s/ Alison Dean
Alison Dean
Director

Dated: February 27, 2026	By:	/s/ Frank D. Gibeau
Frank D. Gibeau
Director

Dated: February 27, 2026	By:	/s/ Mary Lou Kelley
Mary Lou Kelley
Director

Dated: February 27, 2026	By:	/s/ Dustan E. McCoy
Dustan E. McCoy
Director

Dated: February 27, 2026	By:	/s/ J. Magnus Welander
J. Magnus Welander
Director