Form 10-Q
period 2026-04-04
YETI Holdings, Inc.
filed 2026-05-14
CIK 1670592

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________________________
FORM 10-Q
____________________________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 4, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
There were 75,758,323 shares of common stock ($0.01 par value) outstanding as of May 7, 2026.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical or current fact included in this Quarterly Report on Form 10-Q are forward-looking statements. Forward-looking statements include statements containing words such as “anticipate,” “assume,” “believe,” “can,” “have,” “contemplate,” “continue,” “could,” “design,” “due,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “likely,” “may,” “might,” “objective,” “plan,” “predict,” “project,” “potential,” “seek,” “should,” “target,” “will,” “would,” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operational performance or other events. For example, all statements made relating to our expectations about our share repurchase program, expected market or macroeconomic conditions, the impacts of tariffs, supply chain and manufacturing diversification efforts, other tariff mitigation strategies, estimated and projected costs, expenditures, and growth rates, plans and objectives for future operations, growth, or initiatives, or strategies are forward-looking statements. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that are expected and, therefore, you should not unduly rely on such statements. The risks and uncertainties that could cause actual results to differ materially from those expressed or implied by these forward-looking statements include but are not limited to: economic conditions or consumer confidence in future economic conditions; our ability to maintain and strengthen our brand and generate and maintain ongoing demand and prices for our products; our ability to successfully design, develop and market new products; our ability to accurately forecast demand for our products and our results of operations; our ability to effectively manage our growth and supply chain; our ability to expand into additional consumer markets, and our success in doing so; the success of our international expansion plans; our ability to compete effectively in the outdoor and recreation market and protect our brand; the level of consumer spending for our products, which is sensitive to general economic conditions and other factors; our ability to attract and retain skilled personnel and senior management, and to maintain the continued efforts of our management and key employees; our ability to protect our intellectual property; claims by third parties that we have infringed on their intellectual property rights; our involvement in legal or regulatory proceedings or audits; product recalls, warranty liability, product liability, or other claims against us; problems with, or loss of, our third-party contract manufacturers and suppliers, or an inability to obtain raw materials; our ability to timely obtain shipments and deliver products; risks related to manufacturer concentrations; fluctuations in the cost and availability of raw materials, equipment, labor, and transportation and subsequent manufacturing delays or increased costs; legal, regulatory, economic, political and public health risks associated with international trade; adverse changes in international trade policies, tariffs and treaties, including increases in tariff rates and the imposition of additional tariffs; the impact of currency exchange rate fluctuations; our aspirations, disclosures, and actions related to sustainability matters; our and our suppliers’ and partners’ ability to comply with applicable laws and regulations; our relationships with our national, regional, and independent retail partners, who account for a significant portion of our sales; risks associated with our direct-to-consumer channel; substantial fixed costs related to operating retail stores; seasonal and quarterly variations in our business; financial difficulties facing our retail partners; the impact of catastrophic events or failures of our information systems, including due to cybersecurity incidents, on our operations and the operations of our manufacturing partners; the integration and use of artificial intelligence; our ability to raise additional capital on acceptable terms; the impact of our indebtedness on our ability to invest in the ongoing needs of our business; impairment to our goodwill or other intangible assets; changes in tax laws or unanticipated tax liabilities; changes to our estimates or judgments; our ability to successfully execute our share repurchase program and its impact on stockholder value and the volatility of the price of our common stock; strategic transactions targeting us; the impact of stockholder activism, takeover proposals, proxy contests or short sellers; disruptions or diversions of our management’s attention due to acquisitions or investments in other companies; and the risks and uncertainties described in detail in Part I, Item 1A of our Annual Report on Form 10-K for the year ended January 3, 2026, as such risk factors may be amended, supplemented or superseded from time to time by other reports we file with the United States Securities and Exchange Commission.

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

WEBSITE REFERENCES

In this Quarterly Report on Form 10-Q, we make references to our website at YETI.com. References to our website through this Form 10-Q are provided for convenience only, and the content on our website does not constitute a part of, and shall not be deemed incorporated by reference into, this Quarterly Report on Form 10-Q.

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

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
YETI HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except shares and par value)

	April 4, 2026	January 3, 2026
ASSETS
Current assets
Cash	$127,791	$188,342
Accounts receivable, net	136,023	141,424
Inventory	318,362	290,611
Prepaid expenses and other current assets	60,145	39,949
Total current assets	642,321	660,326
Property and equipment, net	142,443	142,105
Operating lease right-of-use assets	127,803	131,531
Goodwill	72,308	72,308
Intangible assets, net	223,908	219,791
Other assets	9,835	9,357
Total assets	$1,218,618	$1,235,418

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$146,574	$140,214
Accrued expenses and other current liabilities	114,327	135,353
Taxes payable	10,107	15,897
Accrued payroll and related costs	14,748	22,659
Current operating lease liabilities	15,189	15,044
Current maturities of long-term debt	4,678	5,172
Total current liabilities	305,623	334,339
Long-term debt, net of current portion	67,373	68,301
Operating lease liabilities, non-current	137,391	139,945
Other liabilities	48,304	42,557
Total liabilities	558,691	585,142

Commitments and contingencies (Note 8)

Stockholders’ Equity
Common stock, par value $0.01; 600,000,000 shares authorized; 90,679,836 and 75,719,180 shares issued and outstanding at April 4, 2026, respectively, and 89,952,916 and 74,992,260 shares issued and outstanding at January 3, 2026, respectively	907	900
Treasury stock, at cost; 14,960,656 shares at April 4, 2026 and 14,960,656 shares at January 3, 2026	(602,268)	(602,268)
Preferred stock, par value $0.01; 30,000,000 shares authorized; no shares issued or outstanding	—	—
Additional paid-in capital	471,158	471,770
Retained earnings	789,363	779,512
Accumulated other comprehensive gain	767	362
Total stockholders’ equity	659,927	650,276
Total liabilities and stockholders’ equity	$1,218,618	$1,235,418
See Notes to Unaudited Condensed Consolidated Financial Statements

YETI HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended
	April 4, 2026	March 29, 2025
Net sales	$380,414	$351,128
Cost of goods sold	170,203	149,406
Gross profit	210,211	201,722
Selling, general, and administrative expenses	197,773	180,051
Operating income	12,438	21,671
Interest (expense) income, net	(1,117)	308
Other income, net	979	1,376
Income before income taxes	12,300	23,355
Income tax expense	(2,449)	(6,746)
Net income	$9,851	$16,609

Net income per share
Basic	$0.13	$0.20
Diluted	$0.13	$0.20

Weighted-average common shares outstanding
Basic	75,319	82,598
Diluted	76,747	83,543
See Notes to Unaudited Condensed Consolidated Financial Statements

YETI HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended
	April 4, 2026	March 29, 2025
Net income	$9,851	$16,609
Other comprehensive income (loss)
Foreign currency translation adjustments	405	(1,009)
Total comprehensive income	$10,256	$15,600
See Notes to Unaudited Condensed Consolidated Financial Statements

YETI HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(In thousands, including shares)

	Three Months Ended April 4, 2026
	Common Stock		Additional Paid-In Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance, January 3, 2026	89,952	$900	$471,770	(14,961)	$(602,268)	$779,512	$362	$650,276
Stock-based compensation	—	—	9,401	—	—	—	—	9,401
Common stock issued under employee benefit plans	937	9	(9)	—	—	—	—	—
Common stock withheld related to net share settlement of stock-based compensation	(210)	(2)	(10,004)	—	—	—	—	(10,006)
Other comprehensive income	—	—	—	—	—	—	405	405
Net income	—	—	—	—	—	9,851	—	9,851
Balance, April 4, 2026	90,679	$907	$471,158	(14,961)	$(602,268)	$789,363	$767	$659,927

	Three Months Ended March 29, 2025
	Common Stock		Additional Paid-In Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance, December 28, 2024	89,189	$892	$405,921	(6,251)	$(281,587)	$614,125	$756	$740,107
Stock-based compensation	—	—	10,144	—	—	—	—	10,144
Common stock issued under employee benefit plans	444	4	(4)	—	—	—	—	—
Common stock withheld related to net share settlement of stock-based compensation	(39)	—	(1,542)	—	—	—	—	(1,542)
Repurchase of common stock, including excise tax	—	—	20,000	(552)	(20,047)	—	—	(47)
Other comprehensive loss	—	—	—	—	—	—	(1,009)	(1,009)
Net income	—	—	—	—	—	16,609	—	16,609
Balance, March 29, 2025	89,594	$896	$434,519	(6,803)	$(301,634)	$630,734	$(253)	$764,262
See Notes to Unaudited Condensed Consolidated Financial Statements

YETI HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended
	April 4, 2026	March 29, 2025
Cash Flows from Operating Activities:
Net income	$9,851	$16,609
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	13,972	13,152
Amortization of deferred financing fees	159	161
Stock-based compensation	9,401	10,144
Deferred income taxes	4,799	5,708
Impairment of long-lived assets	973	—
Product recalls	477	—
Other	959	(3,612)
Changes in operating assets and liabilities:
Accounts receivable	6,217	170
Inventory	(26,901)	(20,220)
Other current assets	(20,136)	(11,960)
Accounts payable and accrued expenses	(28,363)	(63,009)
Taxes payable	(5,763)	(27,783)
Other	1,706	344
Net cash used in operating activities	(32,649)	(80,296)
Cash Flows from Investing Activities:
Purchases of property and equipment	(11,119)	(8,901)
Additions of intangibles, net	(3,408)	(6,609)
Net cash used in investing activities	(14,527)	(15,510)
Cash Flows from Financing Activities:
Repayments of long-term debt	(1,055)	(1,055)
Taxes paid in connection with employee stock transactions	(10,006)	(1,542)
Payments of finance lease obligations	(527)	(3,874)
Net cash used in financing activities	(11,588)	(6,471)
Effect of exchange rate changes on cash	(1,787)	2,524
Net decrease in cash	(60,551)	(99,753)
Cash, beginning of period	188,342	358,795
Cash, end of period	$127,791	$259,042
See Notes to Unaudited Condensed Consolidated Financial Statements

YETI HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization and Business

Headquartered in Austin, Texas, YETI Holdings, Inc. is a global designer, retailer, and distributor of innovative outdoor products. From coolers and drinkware to bags and apparel, YETI products are built to meet the unique and varying needs of diverse outdoor pursuits, whether in the remote wilderness, at the beach, or anywhere life takes you. We sell our products through our wholesale channel, including independent retailers and national and regional accounts across a wide variety of end user markets, as well as through our direct-to-consumer (“DTC”) channel, which includes our websites, YETI Authorized on the Amazon Marketplace, our corporate sales program, and our retail stores. We operate in the U.S., Canada, Australia, New Zealand, Europe, the United Kingdom, and Asia.

The terms “we,” “us,” “our,” “YETI” and “the Company” as used herein and unless otherwise stated or indicated by context, refer to YETI Holdings, Inc. and its subsidiaries.

Basis of Presentation and Principles of Consolidation

The unaudited condensed consolidated financial statements and the accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, our financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary for a fair statement of our results of operations for the interim periods. Intercompany balances and transactions are eliminated in consolidation. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to applicable rules and regulations of the SEC. The consolidated balance sheet as of January 3, 2026 is derived from the audited financial statements included in our Annual Report on Form 10-K filed with the SEC for the year ended January 3, 2026, which should be read in conjunction with these unaudited consolidated financial statements and notes thereto.

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

Fiscal Year End

We have a 52- or 53-week fiscal year that ends on the Saturday closest in proximity to December 31, such that each quarterly period will be 13 weeks in length, except during a 53-week year when the fourth quarter will be 14 weeks. Our fiscal year ending January 2, 2027 (“2026”) is a 52-week period. The first quarter of our fiscal year 2026 ended on April 4, 2026, the second quarter ends on July 4, 2026, and the third quarter ends on October 3, 2026. Our fiscal year ended January 3, 2026 (“2025”) was a 53-week period. Unless otherwise stated, references to particular years, quarters, months and periods refer to our fiscal years and the associated quarters, months, and periods of those fiscal years. The unaudited condensed consolidated financial results presented herein represent the three months ended April 4, 2026 and March 29, 2025.

Accounts Receivable

Accounts receivable are recorded net of estimated credit losses. Our allowance for credit losses was $0.5 million as of April 4, 2026 and $0.8 million as of January 3, 2026.

Inventory

Inventories are comprised primarily of finished goods and are carried at the lower of cost (primarily using the weighted-average cost method) or market (net realizable value). At April 4, 2026 and January 3, 2026, inventory reserves were $3.6 million and $2.8 million, respectively.

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

Supplier Finance Program Obligations

We have a supplier finance program (“SFP”) with a financial institution which provides certain suppliers the option, at their sole discretion, to participate in the program and sell their receivables due from us for early payment. Participating eligible suppliers negotiate the terms directly with the financial institution and we have no involvement in establishing those terms nor are we a party to these agreements. Our payments associated with the invoices from the suppliers participating in the SFP are made to the financial institution according to the original invoice. The outstanding payment obligations under the SFP recorded within accounts payable in our condensed consolidated balance sheets at April 4, 2026 and January 3, 2026 were $69.6 million and $54.0 million, respectively.

Recently Adopted Accounting Pronouncements

In July 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. The amendments in this update provide entities with a practical expedient when estimating expected credit losses for current accounts receivable and current contract assets accounted for under Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers. This update is effective for annual periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods, with early adoption permitted. We have prospectively adopted this ASU and applied the practical expedient which assumes that current conditions as of the balance sheet date do not change over the remaining life of the asset when estimating expected credit losses for current accounts receivable and current contract assets. The adoption had no material impact on the unaudited condensed consolidated financial statements and related disclosures.

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

In November 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. The amendments in this update are intended to provide further clarity about the current interim disclosure requirements and the applicability of Topic 270. This update is effective for annual periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods, with early adoption permitted. We are currently evaluating the ASU to determine its impact on our consolidated financial statements and related disclosures.

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

The following table provides information about accounts receivable and contract liabilities at the periods indicated (in thousands):

	April 4, 2026	January 3, 2026
Accounts receivable, net	$136,023	$141,424
Contract liabilities	$(10,219)	$(9,535)

For the three months ended April 4, 2026, we recognized $6.6 million of revenue that was previously included in the contract liability balance at the beginning of the period.

Disaggregation of Revenue

The following table disaggregates our net sales by channel, product category, and geography (based on end-consumer location) for the periods indicated (in thousands):

	Three Months Ended
	April 4, 2026	March 29, 2025
Net Sales by Channel
Wholesale	$183,595	$154,912
Direct-to-consumer	196,819	196,216
Total net sales	$380,414	$351,128

Net Sales by Category
Coolers & Equipment	$156,101	$140,217
Drinkware	216,905	205,601
Other	7,408	5,310
Total net sales	$380,414	$351,128

Net Sales by Geographic Region
United States	$293,086	$271,275
International	87,328	79,853
Total net sales	$380,414	$351,128

For each of the three months ended April 4, 2026 and March 29, 2025, no single customer represented over 10% of gross sales.

3. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets include the following (in thousands):

	April 4, 2026	January 3, 2026
Prepaid expenses	$32,031	$14,865
Prepaid taxes	18,468	15,092
Other	9,646	9,992
Total prepaid expenses and other current assets	$60,145	$39,949

4. INCOME TAXES

Income tax expense was $2.4 million and $6.7 million for the three months ended April 4, 2026 and March 29, 2025, respectively. The decrease in income tax expense was primarily due to lower income before income taxes. The effective tax rate for the three months ended April 4, 2026 was 19.9% compared to 28.9% for the three months ended March 29, 2025. The lower effective tax rate was primarily due to the impact of a discrete tax benefit related to stock-based compensation in the three months ended April 4, 2026.

Deferred tax liabilities were $27.4 million as of April 4, 2026 and $22.3 million as of January 3, 2026. Deferred tax liabilities are presented in other liabilities on our unaudited condensed consolidated balance sheet.

The Organization for Economic Co-operation and Development enacted model rules for a new global minimum tax framework, also known as Pillar Two, and certain governments globally have enacted, or are in the process of enacting, legislation to address Pillar Two. For the three months ended April 4, 2026, the impact of Pillar Two on our consolidated financial statements was not material.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The effects of the OBBBA were incorporated into our income tax provision for the three months ended April 4, 2026. There was no material impact to our income tax expense for the first quarter of 2026. We will continue to evaluate the impacts of the OBBBA and do not expect the OBBBA to have a material impact on our consolidated financial statements.

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

We recognized non-cash stock-based compensation expense of $9.4 million and $10.1 million for the three months ended April 4, 2026 and March 29, 2025, respectively. At April 4, 2026, total unrecognized stock-based compensation expense of $81.9 million for all stock-based compensation plans is expected to be recognized over a weighted-average period of 2.3 years.

Stock-based activity for the three months ended April 4, 2026 is summarized below (in thousands, except per share data):

	Stock Options		Performance-Based Restricted Stock Units		Restricted Stock Units and Deferred Stock Units
	Number of Options	Weighted Average Exercise Price	Number of PRSUs	Weighted Average Grant Date Fair Value	Number of RSUs and DSUs	Weighted Average Grant Date Fair Value
Balance, January 3, 2026	559	$19.72	653	$40.03	1,634	$37.38
Granted	—	—	230	52.47	684	47.24
Exercised/released	—	—	(484)	38.17	(453)	37.87
Performance adjustment(1)	—	—	242	38.33	—	—
Forfeited/expired	—	—	(29)	42.87	(113)	38.87
Balance, April 4, 2026	559	$19.72	612	$45.37	1,752	$41.01
_________________________
(1)Represents additional performance-based awards issued as a result of the achievement of actual performance results above the performance targets at grant date.

6. EARNINGS PER SHARE

Basic income per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted income per share includes the effect of all potentially dilutive securities, which includes dilutive stock options and other stock-based awards.

The following table sets forth the calculation of earnings per share and weighted-average common shares outstanding at the dates indicated (in thousands, except per share data):

	Three Months Ended
	April 4, 2026	March 29, 2025
Net income	$9,851	$16,609

Weighted-average common shares outstanding—basic	75,319	82,598
Effect of dilutive securities	1,428	945
Weighted-average common shares outstanding—diluted	76,747	83,543

Earnings per share
Basic	$0.13	$0.20
Diluted	$0.13	$0.20

Effects of potentially dilutive securities are presented only in periods in which they are dilutive. For the three months ended April 4, 2026 and March 29, 2025, outstanding stock-based awards representing 0.8 million and 1.0 million shares, respectively, of common stock were excluded from the calculation of diluted earnings per share because their effect would be anti-dilutive.

7. STOCKHOLDERS’ EQUITY

In 2024, our Board of Directors authorized the repurchase of up to $300.0 million of YETI’s common stock (the “Share Repurchase Program”), excluding fees, commissions, and excise tax due under the Inflation Reduction Act of 2022. Repurchases under the Share Repurchase Program may be made from time to time at prevailing prices in the open market, through various methods, including, but not limited to, open market, privately negotiated, or accelerated share repurchase transactions. Repurchases under the Share Repurchase Program may also be made pursuant to a plan adopted under Rule 10b5-1 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The timing, manner, price, and actual amount of share repurchases are determined by management based on various factors, including, but not limited to, stock price, economic and market conditions, other capital allocation needs and opportunities, and corporate and regulatory considerations. YETI has no obligation to repurchase any amount of our common stock, and such repurchases may be suspended or discontinued at any time. All shares repurchased under the Share Repurchase Program are held as treasury stock.

During 2024, we entered into two separate accelerated share repurchase agreements (the “2024 ASR Agreements”) to repurchase an aggregate of $200.0 million of YETI’s common stock. The first accelerated share repurchase agreement was completed in the second quarter of 2024 and resulted in the total repurchase of approximately 2.6 million shares. The second accelerated share repurchase agreement was entered into during the fourth quarter of 2024 and was completed in January 2025, resulting in the total repurchase of approximately 2.5 million shares, of which approximately 0.5 million shares were received during the three months ended March 29, 2025.

During the first quarter of 2025, our Board of Directors approved a $350.0 million increase to the Share Repurchase Program authorization. In 2025, we repurchased approximately 8.0 million shares of YETI’s common stock on the open market for approximately $300.0 million. As of January 3, 2026, approximately $152.0 million remained available for repurchases under the Share Repurchase Program.

In May 2026, our Board of Directors approved an approximately $348.0 million increase to the Share Repurchase Program, resulting in $500.0 million remaining available as of May 14, 2026.

8. COMMITMENTS AND CONTINGENCIES

Claims and Legal Proceedings

We are involved in various claims and legal proceedings, some of which are covered by insurance. We believe that our existing claims and proceedings, and the potential losses relating to such contingencies, will not have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

IEEPA Tariff Refunds

During 2025, the U.S. government implemented incremental tariffs on imports from many countries where our products are produced. In February 2026, the U.S. Supreme Court found unlawful the tariffs imposed under the International Emergency Economic Power Act (“IEEPA”). The ruling introduced the potential for importers of record, including us, to receive refunds on tariffs paid under the IEEPA. Although certain refund claims may now be submitted, significant uncertainty remains regarding the eligibility, timing and amount of any potential refunds. We estimate that we have paid approximately $66.5 million in tariffs under the IEEPA. The IEEPA tariff refunds may be subject to taxes and other adjustments or cause us to incur additional costs. Given the uncertainties, as of April 4, 2026, we determined that potential recovery of any funds was not probable. As such, we did not recognize a receivable and corresponding offset to expense related to the potential refund as of April 4, 2026. We will continue to evaluate new information and developments, and will recognize an asset or receivable as recovery becomes probable. In addition, even though the U.S. Supreme Court found unlawful the tariffs imposed under the IEEPA, the U.S. government has implemented and may implement new tariffs under other statutory authorities.

9. SEGMENT INFORMATION

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

The following table presents segment information for net sales, segment profit, and significant expenses (in thousands):

	Three Months Ended
	April 4, 2026	March 29, 2025
Net sales	$380,414	$351,128
Cost of goods sold(1)	170,203	149,406
Gross profit	210,211	201,722
Selling, general, and administrative expenses
Distribution and fulfillment	64,383	59,674
Compensation and benefits(2)	53,432	49,855
Marketing	28,622	25,932
General and administrative(3)	42,285	36,510
Depreciation and amortization	8,875	8,080
Product recall(4)	176	—
Total selling, general and administrative expenses	197,773	180,051
Operating income	12,438	21,671
Interest (expense) income, net	(1,117)	308
Other income, net	979	1,376
Income before income taxes	12,300	23,355
Income tax expense	(2,449)	(6,746)
Net income	$9,851	$16,609
_________________________
(1)Includes depreciation expense of $5.1 million for each of the three months ended April 4, 2026 and March 29, 2025.
(2)Represents employee compensation and benefits, including non-cash stock-based compensation expense.
(3)Includes information technology, corporate infrastructure costs, contract labor, professional fees and services, asset impairments, organizational realignment costs, and certain executive severance costs.
(4)Represents adjustments and charges associated with product recalls.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis contains forward-looking statements within the meaning of the federal securities laws and should be read in conjunction with the disclosures we make concerning risks and other factors that may affect our business and operating results, including those described in more detail in Part I “Item 1A. Risk Factors” included in our Annual Report on Form 10-K for the year ended January 3, 2026. The information contained in this section should also be read in conjunction with our consolidated financial statements and related notes and the information contained elsewhere in this Report. See also “Cautionary Note Regarding Forward-Looking Statements” immediately prior to Part I, Item I in this Quarterly Report on Form 10-Q.

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

Product Introductions and Updates

During the first quarter of 2026, within our Drinkware category, we expanded our bottles and mugs offerings with the launch of a new size of the Rambler Travel Bottle and the introduction of the redesigned Straw Mug 2.0 in two sizes. We continued to broaden our coffeeware and barware offerings with the launch of the Rambler Ceramic Stackable Lowball and the Rambler Ceramic Wine Tumbler. In our Coolers & Equipment category, we expanded our pursuit bags offerings with the introduction of the Skala Collection of Hiking Packs in eight sizes. Within our soft cooler bags offerings, we further expanded the Daytrip Collection with the launch of the Insulated Snack Box in two sizes and the Insulated Box. We also introduced new seasonal colorways across our Drinkware and Coolers & Equipment categories.

Macroeconomic Conditions

Our business is exposed to and impacted by macroeconomic factors, including but not limited to uncertainty surrounding inflationary pressures, consumer confidence and purchasing behaviors, foreign currency exchange rate fluctuations, geopolitical conflicts, and government actions and policies, including changes in interest rates, tax rates, and tariff rates. The impact of such conditions on our business and results of operations for 2026 remains uncertain. Such uncertainties are exacerbated by the ongoing conflict in the Middle East. Although we have not experienced material impacts to date, the ultimate future impact of such geopolitical conflict on factors such as freight rates, raw materials costs, and consumer spending are unknown.

IEEPA Tariff Refunds

During 2025, the U.S. government implemented incremental tariffs on imports from many countries where our products are produced. In February 2026, the U.S. Supreme Court found unlawful the tariffs imposed under the International Emergency Economic Power Act (“IEEPA”). The ruling introduced the potential for importers of record, including us, to receive refunds on tariffs paid under the IEEPA. Although certain refund claims may now be submitted, significant uncertainty remains regarding the eligibility, timing and amount of any potential refunds. We estimate that we have paid approximately $66.5 million in tariffs under the IEEPA. The IEEPA tariff refunds may be subject to taxes and other adjustments or cause us to incur additional costs. Given the uncertainties, as of April 4, 2026, we determined that potential recovery of any funds was not probable. As such, we did not recognize a receivable and corresponding offset to expense related to the potential refund as of April 4, 2026. We will continue to evaluate new information and developments, and will recognize an asset or receivable as recovery becomes probable. In addition, even though the U.S. Supreme Court found unlawful the tariffs imposed under the IEEPA, the U.S. government has implemented and may implement new tariffs under other statutory authorities.

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

Fiscal Year. We have a 52- or 53-week fiscal year that ends on the Saturday closest in proximity to December 31, such that each quarterly period will be 13 weeks in length, except during a 53-week year when the fourth quarter will be 14 weeks. Our fiscal year ending January 2, 2027 (“2026”) is a 52-week period. The first quarter of our fiscal year 2026 ended on April 4, 2026, the second quarter ends on July 4, 2026, and the third quarter ends on October 3, 2026. Our fiscal year ended January 3, 2026 (“2025”) was a 53-week period. Unless otherwise stated, references to particular years, quarters, months and periods refer to our fiscal years and the associated quarters, months, and periods of those fiscal years. The unaudited condensed consolidated financial results presented herein represent the three months ended April 4, 2026 and March 29, 2025.

Results of Operations

The discussion below should be read in conjunction with the following table and our unaudited condensed consolidated financial statements and related notes contained elsewhere in this Quarterly Report on Form 10-Q. The following table sets forth selected statement of operations data, and their corresponding percentage of net sales, for the periods indicated (dollars in thousands):

	Three Months Ended
	April 4, 2026		March 29, 2025
Statement of Operations
Net sales	$380,414	100%	$351,128	100%
Cost of goods sold	170,203	45%	149,406	43%
Gross profit	210,211	55%	201,722	57%
Selling, general, and administrative expenses	197,773	52%	180,051	51%
Operating income	12,438	3%	21,671	6%
Interest (expense) income, net	(1,117)	—%	308	—%
Other income, net	979	—%	1,376	—%
Income before income taxes	12,300	3%	23,355	7%
Income tax expense	(2,449)	1%	(6,746)	2%
Net income	$9,851	3%	$16,609	5%

Comparison of the Three Months Ended April 4, 2026 and March 29, 2025

	Three Months Ended
	April 4, 2026	March 29, 2025	Change
(dollars in thousands)			$	%
Net sales	$380,414	$351,128	$29,286	8%
Gross profit	$210,211	$201,722	$8,489	4%
Gross margin (gross profit as a % of net sales)	55.3%	57.4%	(210) basis points
Selling, general, and administrative expenses	$197,773	$180,051	$17,722	10%
SG&A as a % of net sales	52.0%	51.3%	70 basis points

Net Sales

Net sales increased $29.3 million, or 8%, to $380.4 million for the three months ended April 4, 2026, compared to $351.1 million for the three months ended March 29, 2025.

Net sales in our channels were as follows:

•DTC channel net sales increased $0.6 million to $196.8 million, compared to $196.2 million in the prior year quarter, primarily due to growth across our YETI websites, Amazon Marketplace business, and YETI retail stores. This strength was offset by a decline in Corporate Sales, reflecting cautious purchasing behavior as well as a challenging growth compare in the prior year quarter. DTC channel mix was 52% in the first quarter of 2026, compared to 56% in the first quarter of 2025.
•Wholesale channel net sales increased $28.7 million, or 19%, to $183.6 million, compared to $154.9 million in the same period last year, driven by strong growth across the U.S. and our international regions, reflecting strong consumer demand.

Net sales in our two primary product categories were as follows:

•Drinkware net sales increased by $11.3 million, or 5%, to $216.9 million, compared to $205.6 million in the prior year quarter, primarily due to growth in our international regions and the U.S. The Drinkware category growth was supported by continued innovation in our Drinkware product portfolio.
•Coolers & Equipment net sales increased by $15.9 million, or 11%, to $156.1 million, compared to $140.2 million in the same period last year, primarily driven by strong performance in soft coolers, bags, hard coolers, and cargo, reflecting continued strength across core and expanded categories.

Net sales in our geographical regions were as follows:

•Net sales in the U.S. increased $21.8 million, or 8%, to $293.1 million, compared to $271.3 million in the prior year quarter, driven by growth in both Coolers & Equipment and Drinkware, reflecting solid consumer demand trends. Demand was strong in the wholesale channel as well as YETI websites, Amazon Marketplace, and YETI retail, partially offset by a decline in Corporate Sales.
•Net sales in international locations increased $7.5 million, or 9%, to $87.3 million, compared to $79.9 million in the prior year quarter, reflecting strong growth in Europe, as well as growth in Australia and Canada, and continued momentum in Japan. Strong demand in the wholesale channel as well as Amazon Marketplace was partially offset by a decline in Corporate Sales. Net sales in international locations represented 23% of total net sales in both the first quarter of 2026 and 2025.

Gross Profit

Gross profit increased $8.5 million, or 4%, to $210.2 million, compared to $201.7 million in the prior year quarter. Gross margin rate decreased 210 basis points to 55.3% from 57.4% in the prior year quarter, primarily due to the following factors:

•higher tariff costs, which unfavorably impacted gross margin by 280 basis points;
•a decrease in the mix of our DTC channel net sales and Drinkware net sales, which unfavorably impacted gross margin by 70 basis points; and
•higher inbound freight, which unfavorably impacted gross margin by 50 basis points.

These decreases were partially offset by:

•favorable foreign currency exchange rates, which favorably impacted gross margin by 80 basis points;
•lower product costs, which favorably impacted gross margin by 60 basis points;
•the impact of selective price increases on certain products implemented during the second quarter of 2025 and the first quarter of 2026, which favorably impacted gross margin by 30 basis points; and
•other impacts, which favorably impacted gross margin by 20 basis points.

Selling, General, and Administrative Expenses

SG&A expenses increased $17.7 million, or 10%, to $197.8 million for the three months ended April 4, 2026, compared to $180.1 million for the three months ended March 29, 2025. As a percentage of net sales, SG&A expenses increased 70 basis points to 52.0% from 51.3% in the prior year quarter. The increase in SG&A expenses was primarily driven by:

•an increase in general and administrative expenses of $5.8 million (increasing SG&A as a percent of sales by 90 basis points) mainly due to growth investments in technology and facilities, higher professional fees, as well as asset impairments in the current year quarter;
•an increase in distribution and fulfillment expenses of $4.7 million (decreasing SG&A as a percent of sales by 10 basis points) primarily due to higher third-party logistics fees, outbound freight, and online marketplace fees;
•an increase in employee compensation and benefits expenses of $3.6 million (decreasing SG&A as a percent of sales by 20 basis points), including investments in headcount to support our international expansion, partially offset by lower non-cash stock-based compensation expense;
•an increase in marketing and advertising expenses of $2.7 million (increasing SG&A as a percent of sales by 10 basis points); and
•an increase in depreciation and amortization expense of $0.8 million (no impact on SG&A as a percent of sales).

Non-Operating Expenses

Interest expense, net was $1.1 million for the three months ended April 4, 2026. Interest income, net was $0.3 million for the three months ended March 29, 2025. The change versus the prior year quarter was primarily due to a decrease in interest income.

Other income was $1.0 million for the three months ended April 4, 2026, compared to $1.4 million for the three months ended March 29, 2025. The change versus the prior year quarter was primarily due to lower foreign currency gains on intercompany balances.

Income tax expense was $2.4 million for the three months ended April 4, 2026, compared to $6.7 million for the three months ended March 29, 2025. The decrease in income tax expense was primarily due to lower income before income taxes. The effective tax rate was 19.9% for the three months ended April 4, 2026, compared to 28.9% for the three months ended March 29, 2025. The lower effective tax rate was primarily due to the impact of a discrete tax benefit related to stock-based compensation in the three months ended April 4, 2026.

Liquidity and Capital Resources

General

Our cash requirements have principally been for working capital purposes, long-term debt repayments, and capital expenditures. Our plans for cash may periodically include repurchasing shares of our common stock pursuant to our Share Repurchase Program described below. We fund our working capital, capital investments, and other cash needs from cash flows from operating activities, cash on hand, or borrowings available under our revolving credit facility (the “Revolving Credit Facility”). We believe that our current operating performance, operating plan, strong cash position, and borrowings available under our Revolving Credit Facility will be sufficient to satisfy our liquidity needs, cash requirements, and plans for cash for at least the next twelve months and foreseeable future.

Current Liquidity

As of April 4, 2026, we had a cash balance of $127.8 million, working capital (excluding cash) of $208.9 million, and $300.0 million of borrowings available under the Revolving Credit Facility.

Credit Facility

Our Credit Facility provides for a $300.0 million Revolving Credit Facility and an $84.4 million term loan (the “Term Loan A”).

At April 4, 2026, we had $72.8 million principal amount of indebtedness outstanding under the Term Loan A under the Credit Facility and no outstanding borrowings under the Revolving Credit Facility. The weighted-average interest rate for borrowings under the Term Loan A was 5.55% during the three months ended April 4, 2026.

The Credit Facility requires us to comply with certain covenants, including financial covenants regarding our total net leverage ratio and interest coverage ratio. Fluctuations in these ratios may increase our interest expense. Failure to comply with these covenants and certain other provisions of the Credit Facility, or the occurrence of a change of control, could result in an event of default and an acceleration of our obligations under the Credit Facility or other indebtedness that we may incur in the future. At April 4, 2026, we were in compliance with all covenants and expect to remain in compliance with all covenants under the Credit Facility.

Share Repurchase Program

In 2024, our Board of Directors authorized the repurchase of up to $300.0 million of YETI’s common stock (the “Share Repurchase Program”), excluding fees, commissions, and excise tax due under the Inflation Reduction Act of 2022. Repurchases under the Share Repurchase Program may be made from time to time at prevailing prices in the open market, through various methods, including, but not limited to, open market, privately negotiated, or accelerated share repurchase transactions. Repurchases under the Share Repurchase Program may also be made pursuant to a plan adopted under Rule 10b5-1 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The timing, manner, price, and actual amount of share repurchases will be determined by management based on various factors, including, but not limited to, stock price, economic and market conditions, other capital allocation needs and opportunities, and corporate and regulatory considerations. YETI has no obligation to repurchase any amount of our common stock, and such repurchases may be suspended or discontinued at any time. All shares repurchased under the Share Repurchase Program are held as treasury stock.

During 2024, we entered into two separate accelerated share repurchase agreements, which resulted in our repurchase of approximately 5.1 million shares of YETI’s common stock for an aggregate of $200.0 million. In 2025, our Board of Directors approved a $350.0 million increase to the Share Repurchase Program. We subsequently repurchased approximately 8.0 million shares of YETI’s common stock on the open market for approximately $300.0 million during 2025. As of January 3, 2026, approximately $152.0 million remained available for repurchases under the Share Repurchase Program. In May 2026, our Board of Directors approved an approximately $348.0 million increase to the Share Repurchase Program, resulting in $500.0 million remaining available as of May 14, 2026.

See Note 7-Stockholders’ Equity of the Consolidated Financial Statements for additional information about the Share Repurchase Program.

Material Cash Requirements

There have been no material changes in our material cash requirements for contractual and other obligations compared to the disclosures included under “Material Cash Requirements” included in Part II, Item 7 of our Annual Report on Form 10-K for the year ended January 3, 2026 filed with the U.S. Securities and Exchange Commission (the “SEC”).

Cash Flows from Operating, Investing, and Financing Activities

The following table summarizes our cash flows from operating, investing and financing activities for the periods indicated (in thousands):

	Three Months Ended
	April 4, 2026	March 29, 2025
Cash flows provided by (used in):
Operating activities	$(32,649)	$(80,296)
Investing activities	$(14,527)	$(15,510)
Financing activities	$(11,588)	$(6,471)
Operating Activities

Cash flows related to operating activities are dependent on net income, non-cash adjustments to net income, and changes in working capital. The decrease in cash used in operating activities during the three months ended April 4, 2026 compared to cash used in operating activities during the three months ended March 29, 2025 is primarily due to a favorable impact from changes in working capital, partially offset by a decrease in net income, excluding non-cash expenses.

Investing Activities

The decrease in cash used in investing activities during the three months ended April 4, 2026 was primarily due to lower purchases of intangible assets, partially offset by higher purchases of property and equipment.

Financing Activities

The increase in cash used in financing activities during the three months ended April 4, 2026 was primarily due to higher taxes paid for the net share settlement of stock-based awards.

Recent Accounting Pronouncements

For a description of recently issued and adopted accounting pronouncements, including the respective dates of adoption and expected effects on our results of operations and financial condition, see “Recently Adopted Accounting Pronouncements” in Note 1 of the Unaudited Condensed Consolidated Financial Statements.

Critical Accounting Policies and Estimates

Our unaudited condensed consolidated financial statements are prepared in accordance with GAAP. The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ materially from those estimates. A discussion of the accounting policies that management considers critical in that they involve significant management judgments and assumptions require estimates about matters that are inherently uncertain and because they are important for understanding and evaluating our reported financial results is included in Part II, Item 7 of our Annual Report on Form 10-K for the year ended January 3, 2026 filed with the SEC. There have been no significant changes to these critical accounting policies.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to our market risk exposures or management of market risk from those disclosed in Quantitative and Qualitative Disclosures About Market Risk included under Item 7A in our Annual Report on Form 10-K for the year ended January 3, 2026.
Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding disclosures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of April 4, 2026.

Changes in Internal Control over Financial Reporting

During the quarter ended April 4, 2026, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors contained in Part I, Item 1A of our Annual Report on Form 10-K for the year ended January 3, 2026.

Item 5. Other Information

Insider Trading Arrangements

During the three months ended April 4, 2026, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or constituted a “non Rule 10b5-1 trading arrangement.”

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

101*
The following unaudited financial statements from YETI Holdings, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 4, 2026, formatted in Inline eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Equity, (v) Consolidated Statements of Cash Flows, and (v) Notes to the Unaudited Condensed Consolidated Financial Statements

104*	Cover Page Interactive Data File (embedded within the Exhibit 101 Inline XBRL document)

* Filed herewith.
** Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

YETI Holdings, Inc.

Dated: May 14, 2026	By:	/s/ Matthew J. Reintjes
Matthew J. Reintjes
President and Chief Executive Officer (Principal Executive Officer)

Dated: May 14, 2026	By:	/s/ Scott C. Bomar
Scott C. Bomar
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)