Form 10-Q
period 2026-07-04
YETI Holdings, Inc.
filed 2026-08-13
CIK 1670592

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________________________
FORM 10-Q
____________________________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 4, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
There were 72,988,796 shares of common stock ($0.01 par value) outstanding as of August 6, 2026.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical or current fact included in this Quarterly Report on Form 10-Q are forward-looking statements. Forward-looking statements include statements containing words such as “anticipate,” “assume,” “believe,” “can,” “have,” “contemplate,” “continue,” “could,” “design,” “due,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “likely,” “may,” “might,” “objective,” “plan,” “predict,” “project,” “potential,” “seek,” “should,” “target,” “will,” “would,” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operational performance or other events. For example, all statements made relating to our expectations about our share repurchase program, expected market or macroeconomic conditions, the impacts of tariffs, tariff refunds, estimated and projected costs, expenditures, and growth rates, plans and objectives for future operations, growth, or initiatives, or strategies are forward-looking statements. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that are expected and, therefore, you should not unduly rely on such statements. The risks and uncertainties that could cause actual results to differ materially from those expressed or implied by these forward-looking statements include but are not limited to: economic conditions or consumer confidence in future economic conditions; our ability to maintain and strengthen our brand and generate and maintain ongoing demand and prices for our products; our ability to successfully design, develop and market new products; our ability to accurately forecast demand for our products and our results of operations; our ability to effectively manage our growth and supply chain; our ability to expand into additional consumer markets, and our success in doing so; the success of our international expansion plans; our ability to compete effectively in the outdoor and recreation market and protect our brand; the level of consumer spending for our products, which is sensitive to general economic conditions and other factors; our ability to attract and retain skilled personnel and senior management, and to maintain the continued efforts of our management and key employees; our ability to protect our intellectual property; claims by third parties that we have infringed on their intellectual property rights; our involvement in legal or regulatory proceedings or audits; product recalls, warranty liability, product liability, or other claims against us; problems with, or loss of, our third-party contract manufacturers and suppliers, or an inability to obtain raw materials; our ability to timely obtain shipments and deliver products; risks related to manufacturer concentrations; fluctuations in the cost and availability of raw materials, equipment, labor, and transportation and subsequent manufacturing delays or increased costs; legal, regulatory, economic, political and public health risks associated with international trade; adverse changes in international trade policies, tariffs and treaties, including increases in tariff rates and the imposition of additional tariffs; the impact of currency exchange rate fluctuations; our aspirations, disclosures, and actions related to sustainability matters; our and our suppliers’ and partners’ ability to comply with applicable laws and regulations; our relationships with our national, regional, and independent retail partners, who account for a significant portion of our sales; risks associated with our direct-to-consumer channel; substantial fixed costs related to operating retail stores; seasonal and quarterly variations in our business; financial difficulties facing our retail partners; the impact of catastrophic events or failures of our information systems, including due to cybersecurity incidents, on our operations and the operations of our manufacturing partners; the integration and use of artificial intelligence; our ability to raise additional capital on acceptable terms; the impact of our indebtedness on our ability to invest in the ongoing needs of our business; impairment to our goodwill or other intangible assets; changes in tax laws or unanticipated tax liabilities; changes to our estimates or judgments; our ability to successfully execute our share repurchase program and its impact on stockholder value and the volatility of the price of our common stock; strategic transactions targeting us; the impact of stockholder activism, takeover proposals, proxy contests or short sellers; disruptions or diversions of our management’s attention due to acquisitions or investments in other companies; and the risks and uncertainties described in detail in Part I, Item 1A of our Annual Report on Form 10-K for the year ended January 3, 2026, as such risk factors may be amended, supplemented or superseded from time to time by other reports we file with the United States Securities and Exchange Commission.

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

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
YETI HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except shares and par value)

	July 4, 2026	January 3, 2026
ASSETS
Current assets
Cash	$59,823	$188,342
Accounts receivable, net	174,782	141,424
Inventory	359,120	290,611
Prepaid expenses and other current assets	123,301	39,949
Total current assets	717,026	660,326
Property and equipment, net	150,073	142,105
Operating lease right-of-use assets	126,341	131,531
Goodwill	72,308	72,308
Intangible assets, net	226,070	219,791
Other assets	9,901	9,357
Total assets	$1,301,719	$1,235,418

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$209,824	$140,214
Accrued expenses and other current liabilities	139,540	135,353
Taxes payable	23,515	15,897
Accrued payroll and related costs	16,876	22,659
Current operating lease liabilities	15,491	15,044
Current maturities of long-term debt	4,348	5,172
Total current liabilities	409,594	334,339
Long-term debt, net of current portion	96,443	68,301
Operating lease liabilities, non-current	136,752	139,945
Other liabilities	49,426	42,557
Total liabilities	692,215	585,142

Commitments and contingencies (Note 10)

Stockholders’ Equity
Common stock, par value $0.01; 600,000,000 shares authorized; 90,740,254 and 72,982,314 shares issued and outstanding at July 4, 2026, respectively, and 89,952,916 and 74,992,260 shares issued and outstanding at January 3, 2026, respectively	907	900
Treasury stock, at cost; 17,757,940 shares at July 4, 2026 and 14,960,656 shares at January 3, 2026	(733,245)	(602,268)
Preferred stock, par value $0.01; 30,000,000 shares authorized; no shares issued or outstanding	—	—
Additional paid-in capital	480,283	471,770
Retained earnings	860,680	779,512
Accumulated other comprehensive income	879	362
Total stockholders’ equity	609,504	650,276
Total liabilities and stockholders’ equity	$1,301,719	$1,235,418

See Notes to Unaudited Condensed Consolidated Financial Statements

YETI HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
Net sales	$483,868	$445,892	$864,282	$797,020
Cost of goods sold	161,344	188,323	331,547	337,729
Gross profit	322,524	257,569	532,735	459,291
Selling, general, and administrative expenses	229,006	195,545	426,779	375,596
Operating income	93,518	62,024	105,956	83,695
Interest income, net	1,617	295	500	603
Other (expense) income, net	(889)	5,773	90	7,149
Income before income taxes	94,246	68,092	106,546	91,447
Income tax expense	(22,929)	(16,941)	(25,378)	(23,687)
Net income	$71,317	$51,151	$81,168	$67,760

Net income per share
Basic	$0.95	$0.62	$1.08	$0.82
Diluted	$0.94	$0.61	$1.06	$0.81

Weighted-average common shares outstanding
Basic	74,685	82,732	75,002	82,665
Diluted	75,782	83,463	76,265	83,503

See Notes to Unaudited Condensed Consolidated Financial Statements

YETI HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended		Six Months Ended
	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
Net income	$71,317	$51,151	$81,168	$67,760
Other comprehensive income (loss)
Foreign currency translation adjustments	112	(644)	517	(1,653)
Total comprehensive income	$71,429	$50,507	$81,685	$66,107

See Notes to Unaudited Condensed Consolidated Financial Statements

YETI HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(In thousands, including shares)

	Three Months Ended July 4, 2026
	Common Stock		Additional Paid-In Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance, April 4, 2026	90,679	$907	$471,158	(14,961)	$(602,268)	$789,363	$767	$659,927
Stock-based compensation	—	—	8,907	—	—	—	—	8,907
Common stock issued under employee benefit plans	61	—	218	—	—	—	—	218
Common stock withheld related to net share settlement of stock-based compensation	—	—	—	—	—	—	—	—
Repurchase of common stock, including excise tax	—	—	—	(2,797)	(130,977)	—	—	(130,977)
Other comprehensive income	—	—	—	—	—	—	112	112
Net income	—	—	—	—	—	71,317	—	71,317
Balance, July 4, 2026	90,740	$907	$480,283	(17,758)	$(733,245)	$860,680	$879	$609,504

	Three Months Ended June 28, 2025
	Common Stock		Additional Paid-In Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance, March 29, 2025	89,594	$896	$434,519	(6,803)	$(301,634)	$630,734	$(253)	$764,262
Stock-based compensation	—	—	11,173	—	—	—	—	11,173
Common stock issued under employee benefit plans	76	1	(1)	—	—	—	—	—
Common stock withheld related to net share settlement of stock-based compensation	(2)	—	(20)	—	—	—	—	(20)
Repurchase of common stock, including excise tax	—	—	—	(745)	(23,190)	—	—	(23,190)
Other comprehensive loss	—	—	—	—	—	—	(644)	(644)
Net income	—	—	—	—	—	51,151	—	51,151
Balance, June 28, 2025	89,668	$897	$445,671	(7,548)	$(324,824)	$681,885	$(897)	$802,732

See Notes to Unaudited Condensed Consolidated Financial Statements

YETI HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(In thousands, including shares)

	Six Months Ended July 4, 2026
	Common Stock		Additional Paid-In Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance, January 3, 2026	89,952	$900	$471,770	(14,961)	(602,268)	$779,512	$362	$650,276
Stock-based compensation	—	—	18,308	—	—	—	—	18,308
Common stock issued under employee benefit plans	998	9	209	—	—	—	—	218
Common stock withheld related to net share settlement of stock-based compensation	(210)	(2)	(10,004)	—	—	—	—	(10,006)
Repurchase of common stock, including excise tax	—	—	—	(2,797)	(130,977)	—	—	(130,977)
Other comprehensive income	—	—	—	—	—	—	517	517
Net income	—	—	—	—	—	81,168	—	81,168
Balance, July 4, 2026	90,740	$907	$480,283	(17,758)	$(733,245)	$860,680	$879	$609,504

	Six Months Ended June 28, 2025
	Common Stock		Additional Paid-In Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance, December 28, 2024	89,189	$892	$405,921	(6,251)	(281,587)	$614,125	$756	$740,107
Stock-based compensation	—	—	21,317	—	—	—	—	21,317
Common stock issued under employee benefit plans	520	5	(5)	—	—	—	—	—
Common stock withheld related to net share settlement of stock-based compensation	(41)	—	(1,562)	—	—	—	—	(1,562)
Repurchase of common stock, including excise tax	—	—	20,000	(1,297)	(43,237)	—	—	(23,237)
Other comprehensive loss	—	—	—	—	—	—	(1,653)	(1,653)
Net income	—	—	—	—	—	67,760	—	67,760
Balance, June 28, 2025	89,668	$897	$445,671	(7,548)	$(324,824)	$681,885	$(897)	$802,732

See Notes to Unaudited Condensed Consolidated Financial Statements

YETI HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended
	July 4, 2026	June 28, 2025
Cash Flows from Operating Activities:
Net income	$81,168	$67,760
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	28,343	26,297
Amortization of deferred financing fees	317	321
Stock-based compensation	18,308	21,317
Deferred income taxes	5,225	6,968
Impairment of long-lived assets	973	—
Product recalls	3,262	—
Other	2,651	(7,292)
Changes in operating assets and liabilities:
Accounts receivable	(33,383)	(40,769)
Inventory	(68,008)	(28,864)
Other current assets	(83,354)	(11,506)
Accounts payable and accrued expenses	61,057	(35,560)
Taxes payable	9,650	(18,572)
Other	3,592	799
Net cash provided by (used in) operating activities	29,801	(19,101)
Cash Flows from Investing Activities:
Purchases of property and equipment	(25,479)	(19,943)
Additions of intangibles, net	(14,474)	(11,143)
Net cash used in investing activities	(39,953)	(31,086)
Cash Flows from Financing Activities:
Repayments of long-term debt	(2,109)	(2,109)
Taxes paid in connection with employee stock transactions	(10,006)	(1,563)
Proceeds from employee stock transactions	218	—
Payments of finance lease obligations	(1,268)	(12,150)
Borrowings under revolving credit facility	75,000	—
Repayments under revolving credit facility	(45,000)	—
Repurchases of common stock	(130,047)	(22,984)
Excise tax paid on repurchases of common stock	(2,899)	(1,562)
Net cash used in financing activities	(116,111)	(40,368)
Effect of exchange rate changes on cash	(2,256)	1,433
Net decrease in cash	(128,519)	(89,122)
Cash, beginning of period	188,342	358,795
Cash, end of period	$59,823	$269,673

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

The terms “we,” “us,” “our,” “YETI” and the “Company” as used herein and unless otherwise stated or indicated by context, refer to YETI Holdings, Inc. and its subsidiaries.

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

Fiscal Year End

We have a 52- or 53-week fiscal year that ends on the Saturday closest in proximity to December 31, such that each quarterly period will be 13 weeks in length, except during a 53-week year when the fourth quarter will be 14 weeks. Our fiscal year ending January 2, 2027 (“2026”) is a 52-week period. The first quarter of our fiscal year 2026 ended on April 4, 2026, the second quarter ended on July 4, 2026, and the third quarter ends on October 3, 2026. Our fiscal year ended January 3, 2026 (“2025”) was a 53-week period. Unless otherwise stated, references to particular years, quarters, months and periods refer to our fiscal years and the associated quarters, months, and periods of those fiscal years. The unaudited condensed consolidated financial results presented herein represent the three and six months ended July 4, 2026 and June 28, 2025.

Accounts Receivable

Accounts receivable are recorded net of estimated credit losses. Our allowance for credit losses was $1.1 million as of July 4, 2026 and $0.8 million as of January 3, 2026.

Inventory

Inventories are comprised primarily of finished goods and are carried at the lower of cost (primarily using the weighted-average cost method) or market (net realizable value). At July 4, 2026 and January 3, 2026, inventory reserves were $3.6 million and $2.8 million, respectively.

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

Supplier Finance Program Obligations

We have a supplier finance program (“SFP”) with a financial institution which provides certain suppliers the option, at their sole discretion, to participate in the program and sell their receivables due from us for early payment. Participating eligible suppliers negotiate the terms directly with the financial institution and we have no involvement in establishing those terms nor are we a party to those agreements. Our payments associated with the invoices from the suppliers participating in the SFP are made to the financial institution according to the original invoice. The outstanding payment obligations under the SFP recorded within accounts payable in our condensed consolidated balance sheets at July 4, 2026 and January 3, 2026 were $90.3 million and $54.0 million, respectively.

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

In May 2026, the FASB issued ASU 2026-02, Environmental Credits and Environmental Credit Obligations (Topic 818). The amendments in this update provide authoritative guidance for the recognition, measurement, presentation and disclosure requirements of environmental credits and environmental credit obligations. The amendments in this update apply to all entities that generate, purchase, or receive environmental credits or have regulatory compliance obligations that may be settled with environmental credits. This update is effective for annual periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods, with early adoption permitted. We are currently evaluating the ASU to determine its impact on our consolidated financial statements and related disclosures.

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

The following table provides information about accounts receivable and contract liabilities at the periods indicated (in thousands):

	July 4, 2026	January 3, 2026
Accounts receivable, net	$174,782	$141,424
Contract liabilities	$(10,888)	$(9,535)

For the six months ended July 4, 2026, we recognized $6.9 million of revenue that was previously included in the contract liability balance at the beginning of the period.

Disaggregation of Revenue

The following table disaggregates our net sales by channel, product category, and geography (based on end-consumer location) for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
Net Sales by Channel
Wholesale	$217,995	$197,296	$401,590	$352,208
Direct-to-consumer	265,873	248,596	462,692	444,812
Total net sales	$483,868	$445,892	$864,282	$797,020

Net Sales by Category
Coolers & Equipment	$232,404	$200,572	$388,505	$340,789
Drinkware	241,384	236,438	458,289	442,039
Other	10,080	8,882	17,488	14,192
Total net sales	$483,868	$445,892	$864,282	$797,020

Net Sales by Geographic Region
United States	$390,965	$367,772	$684,051	$639,047
International	92,903	78,120	180,231	157,973
Total net sales	$483,868	$445,892	$864,282	$797,020

For each of the three and six months ended July 4, 2026 and June 28, 2025, no single customer represented over 10% of gross sales.

3. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets include the following (in thousands):

	July 4, 2026	January 3, 2026
Prepaid expenses	$29,148	$14,865
Prepaid taxes	16,293	15,092
IEEPA tariff refund receivable	68,749	—
Other	9,111	9,992
Total prepaid expenses and other current assets	$123,301	$39,949

4. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following (in thousands):

	July 4, 2026	January 3, 2026
Accrued freight and other operating expenses	$47,505	$50,974
Product recall reserves	4,813	5,371
Contract liabilities	10,888	9,535
Customer discounts, allowances, and returns	13,216	16,025
Advertising and marketing	7,225	6,463
Warranty reserve	6,805	7,545
Accrued capital expenditures	9,477	7,435
Interest payable	305	199
Other	39,306	31,806
Total accrued expenses and other current liabilities	$139,540	$135,353

5. LONG-TERM DEBT

Revolving Credit Facility

As of July 4, 2026, we had a $30.0 million outstanding balance under our $300 million revolving credit facility (“Revolving Credit Facility”). There were no amounts outstanding under the Revolving Credit Facility as of January 3, 2026. The weighted average interest rate for borrowings under the Revolving Credit Facility was 5.48% during the three months ended July 4, 2026.

6. INCOME TAXES

Income tax expense was $22.9 million and $16.9 million for the three months ended July 4, 2026 and June 28, 2025, respectively. The increase in income tax expense was primarily due to higher income before income taxes. The effective tax rate for the three months ended July 4, 2026 was 24.3% compared to 24.9% for the three months ended June 28, 2025. The lower effective tax rate was primarily due to the impact of a discrete tax benefit related to stock-based compensation in the three months ended July 4, 2026.

Income tax expense was $25.4 million and $23.7 million for the six months ended July 4, 2026 and June 28, 2025, respectively. The increase in income tax expense was primarily due to higher income before income taxes. The effective tax rate for the six months ended July 4, 2026 was 23.8% compared to 25.9% for the six months ended June 28, 2025. The lower effective tax rate was primarily due to the impact of a discrete tax benefit related to stock-based compensation in the six months ended July 4, 2026.

Deferred tax liabilities were $27.8 million as of July 4, 2026 and $22.3 million as of January 3, 2026. Deferred tax liabilities are presented in other liabilities on our unaudited condensed consolidated balance sheet.

The Organization for Economic Co-operation and Development enacted model rules for a new global minimum tax framework, also known as Pillar Two, and certain governments globally have enacted, or are in the process of enacting, legislation to address Pillar Two. For the six months ended July 4, 2026, the impact of Pillar Two on our consolidated financial statements was not material.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The effects of the OBBBA were incorporated into our income tax provision for the six months ended July 4, 2026. There was no material impact to our income tax expense for the six months ended July 4, 2026. We will continue to evaluate the impacts of the OBBBA and do not expect the OBBBA to have a material impact on our consolidated financial statements.

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

We recognized non-cash stock-based compensation expense of $8.9 million and $11.2 million for the three months ended July 4, 2026 and June 28, 2025, respectively. For the six months ended July 4, 2026 and June 28, 2025, we recognized non-cash stock-based compensation expense of $18.3 million and $21.3 million, respectively. At July 4, 2026, total unrecognized stock-based compensation expense of $70.3 million for all stock-based compensation plans is expected to be recognized over a weighted-average period of 2.1 years.

Stock-based activity for the six months ended July 4, 2026 is summarized below (in thousands, except per share data):

	Stock Options		Performance-Based Restricted Stock Units		Restricted Stock Units and Deferred Stock Units
	Number of Options	Weighted Average Exercise Price	Number of PRSUs	Weighted Average Grant Date Fair Value	Number of RSUs and DSUs	Weighted Average Grant Date Fair Value
Balance, January 3, 2026	559	$19.72	653	$40.03	1,634	$37.38
Granted	—	—	230	52.47	762	46.79
Exercised/released	(11)	19.19	(484)	38.17	(502)	37.45
Performance adjustment(1)	—	—	242	38.33	—	—
Forfeited/expired	—	—	(78)	43.85	(203)	39.89
Balance, July 4, 2026	548	$19.75	563	$45.46	1,691	$41.30
________________________
(1)Represents additional performance-based awards issued as a result of the achievement of actual performance results above the performance targets at grant date.

8. EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per share includes the effect of all potentially dilutive securities, which includes dilutive stock options and other stock-based awards.

The following table sets forth the calculation of earnings per share and weighted-average common shares outstanding at the dates indicated (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
Net income	$71,317	$51,151	$81,168	$67,760

Weighted-average common shares outstanding—basic	74,685	82,732	75,002	82,665
Effect of dilutive securities	1,097	731	1,263	838
Weighted-average common shares outstanding—diluted	75,782	83,463	76,265	83,503

Earnings per share
Basic	$0.95	$0.62	$1.08	$0.82
Diluted	$0.94	$0.61	$1.06	$0.81

Effects of potentially dilutive securities are presented only in periods in which they are dilutive. For each of the three and six months ended July 4, 2026, outstanding stock-based awards representing 0.8 million shares of common stock were excluded from the calculation of diluted earnings per share because their effect would be anti-dilutive. For the three and six months ended June 28, 2025, outstanding stock-based awards representing 1.8 million and 1.4 million shares, respectively, of common stock were excluded from the calculation of diluted earnings per share because their effect would be anti-dilutive.

9. STOCKHOLDERS’ EQUITY

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

In May 2026, our Board of Directors approved an approximately $348.0 million increase to the Share Repurchase Program, resulting in $500.0 million remaining available as of May 14, 2026. During the second quarter of 2026, we repurchased 2.8 million shares of YETI’s common stock on the open market for approximately $130.0 million at an average repurchase price of $46.47 per share. As of July 4, 2026, approximately $370.0 million remained available for repurchases under the Share Repurchase Program.

10. COMMITMENTS AND CONTINGENCIES

Claims and Legal Proceedings

We are involved in various claims and legal proceedings, some of which are covered by insurance. We believe that our existing claims and proceedings, and the potential losses relating to such contingencies, will not have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

IEEPA Tariff Refunds

During 2025, the U.S. government implemented incremental tariffs on imports from many countries where our products are produced, including under the International Emergency Economic Powers Act (“IEEPA”). In February 2026, the U.S. Supreme Court found unlawful the tariffs imposed under the IEEPA. In April 2026, the U.S. Customs and Border Protection launched its Consolidated Administration and Processing of Entries portal and commenced a phased process to accept claims for potential refunds of IEEPA tariffs previously paid. We paid approximately $66.5 million in tariffs under the IEEPA. The IEEPA tariff refunds are subject to income taxes and other adjustments and may cause us to incur additional costs.

During the second quarter of 2026, we concluded that recovery of tariffs under the IEEPA was probable. The total net benefit of the IEEPA tariff refund was $45.6 million for the second quarter of 2026, consisting of a $42.6 million net benefit recognized as a reduction of cost of goods sold and $2.9 million of interest income. We also recognized additional IEEPA tariff refunds of $10.0 million as a reduction of the carrying value of inventory for IEEPA tariffs previously capitalized as cost of inventory.

During the second quarter of 2026, we received cash refund payments totaling $0.7 million for IEEPA tariffs. As of July 4, 2026, our outstanding receivables included $65.8 million of IEEPA tariffs and $2.9 million of interest. Subsequent to July 4, 2026, we received cash refund payments of $16.2 million for IEEPA tariffs and $0.9 million for interest.

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

The following table presents segment information for net sales, segment profit, and significant expenses (in thousands):

	Three Months Ended		Six Months Ended
	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
Net sales	$483,868	$445,892	$864,282	$797,020
Cost of goods sold(1)(2)	161,344	188,323	331,547	337,729
Gross profit	322,524	257,569	532,735	459,291
Selling, general, and administrative expenses
Distribution and fulfillment	83,044	72,629	147,427	132,303
Compensation and benefits(3)	51,308	46,344	104,740	96,199
Marketing	46,025	35,440	74,647	61,372
General and administrative(4)	38,633	32,916	80,918	69,426
Depreciation and amortization	9,247	8,216	18,122	16,296
Product recall(5)	749	—	925	—
Total selling, general and administrative expenses	229,006	195,545	426,779	375,596
Operating income	93,518	62,024	105,956	83,695
Interest income, net	1,617	295	500	603
Other (expense) income, net	(889)	5,773	90	7,149
Income before income taxes	94,246	68,092	106,546	91,447
Income tax expense	(22,929)	(16,941)	(25,378)	(23,687)
Net income	$71,317	$51,151	$81,168	$67,760
_________________________
(1)Includes depreciation expense of $5.1 million and $4.9 million for the three months ended July 4, 2026 and June 28, 2025, respectively. Includes depreciation expense of $10.2 million and $10.0 million for the six months ended July 4, 2026 and June 28, 2025, respectively.
(2)Includes a net benefit of $42.6 million related to the IEEPA tariff refunds for the three and six months ended July 4, 2026.
(3)Represents employee compensation and benefits, including non-cash stock-based compensation expense.
(4)Includes information technology, corporate infrastructure costs, contract labor, professional fees and services, asset impairments, organizational realignment costs, and certain executive severance costs.
(5)Represents adjustments and charges associated with product recalls.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis contains forward-looking statements within the meaning of the federal securities laws and should be read in conjunction with the disclosures we make concerning risks and other factors that may affect our business and operating results, including those described in more detail in Part I “Item 1A. Risk Factors” included in our Annual Report on Form 10-K for the year ended January 3, 2026. The information contained in this section should also be read in conjunction with our consolidated financial statements and related notes and the information contained elsewhere in this Report. See also “Cautionary Note Regarding Forward-Looking Statements” immediately prior to Part I, Item 1 in this Quarterly Report on Form 10-Q.

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

During the second quarter of 2026, within our Drinkware category, we introduced the new Rambler Water Bottle with Flip Chug Cap in two sizes. We also expanded our cookware and barware lineup with the launch of the Carbon Steel Skillet in two sizes and the introduction of the Rambler Beverage Tub. In our Coolers & Equipment category, we expanded our hard cooler offerings with the launch of the Roadie 8 and added the Insulated Backpack and a new size of the Insulated Tote Bag to our Daytrip Collection of soft cooler bags. Within our bags portfolio, we further expanded the Camino Collection with the launch of the Camino Zip Carryall Tote in two sizes. We also expanded our outdoor living offerings with the introduction of the Trailhead Field Chair and introduced new seasonal colorways across our Drinkware and Coolers & Equipment categories.

Macroeconomic Conditions

Our business is exposed to and impacted by macroeconomic factors, including but not limited to uncertainty surrounding inflationary pressures, consumer confidence and purchasing behaviors, foreign currency exchange rate fluctuations, geopolitical conflicts such as the ongoing conflicts in the Middle East, and government actions and policies, including changes in interest rates and tax rates. In 2026, we have experienced inflationary pressures in certain costs, such as distribution and fulfillment, and expect such pressures to continue. The ultimate impact of macroeconomic factors on our business and results of operations for 2026 remains uncertain.

During 2025, the U.S. government implemented incremental tariffs on imports from many countries where our products are produced, including under the International Emergency Economic Powers Act (“IEEPA”). As a result, the cost to import our products into the U.S. increased, which has had a material negative impact on our gross margins and results of operations. In February 2026, the U.S. Supreme Court found unlawful the tariffs imposed under the IEEPA. Notwithstanding this decision, tariffs remain a core part of the Administration’s trade policy. If current tariff levels persist or worsen, we expect they will continue to have a negative impact on our gross margins and results of operations.

IEEPA Tariff Refunds

In April 2026, following the Supreme Court’s ruling, the U.S. Customs and Border Protection launched its Consolidated Administration and Processing of Entries portal and commenced a phased process to accept claims for potential refunds of IEEPA tariffs previously paid. We paid approximately $66.5 million in tariffs under the IEEPA. The IEEPA tariff refunds are subject to taxes and other adjustments and may cause us to incur additional costs.

During the second quarter of 2026, we concluded that recovery of tariffs under the IEEPA was probable. The total net benefit of the IEEPA tariff refund was $45.6 million for the second quarter of 2026, consisting of a $42.6 million net benefit recognized as a reduction of cost of goods sold and $2.9 million of interest income. We also recognized additional IEEPA tariff refunds of $10.0 million as a reduction of the carrying value of inventory for IEEPA tariffs previously capitalized as cost of inventory.

During the second quarter of 2026, we received cash refund payments totaling $0.7 million for IEEPA tariffs. As of July 4, 2026, our outstanding receivables included $65.8 million of IEEPA tariffs and $2.9 million of interest. Subsequent to July 4, 2026, we received cash refund payments of $16.2 million for IEEPA tariffs and $0.9 million for interest.

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

Fiscal Year. We have a 52- or 53-week fiscal year that ends on the Saturday closest in proximity to December 31, such that each quarterly period will be 13 weeks in length, except during a 53-week year when the fourth quarter will be 14 weeks. Our fiscal year ending January 2, 2027 (“2026”) is a 52-week period. The first quarter of our fiscal year 2026 ended on April 4, 2026, the second quarter ended on July 4, 2026, and the third quarter ends on October 3, 2026. Our fiscal year ended January 3, 2026 (“2025”) was a 53-week period. Unless otherwise stated, references to particular years, quarters, months and periods refer to our fiscal years and the associated quarters, months, and periods of those fiscal years. The unaudited condensed consolidated financial results presented herein represent the three and six months ended July 4, 2026 and June 28, 2025.

Results of Operations

The discussion below should be read in conjunction with the following table and our unaudited condensed consolidated financial statements and related notes contained elsewhere in this Quarterly Report on Form 10-Q. The following table sets forth selected statement of operations data, and their corresponding percentage of net sales, for the periods indicated (dollars in thousands):

	Three Months Ended				Six Months Ended
	July 4, 2026		June 28, 2025		July 4, 2026		June 28, 2025
Statement of Operations
Net sales	$483,868	100%	$445,892	100%	$864,282	100%	$797,020	100%
Cost of goods sold	161,344	33%	188,323	42%	331,547	38%	337,729	42%
Gross profit	322,524	67%	257,569	58%	532,735	62%	459,291	58%
Selling, general, and administrative expenses	229,006	47%	195,545	44%	426,779	49%	375,596	47%
Operating income	93,518	19%	62,024	14%	105,956	12%	83,695	11%
Interest income, net	1,617	—%	295	—%	500	—%	603	—%
Other (expense) income, net	(889)	—%	5,773	1%	90	—%	7,149	1%
Income before income taxes	94,246	19%	68,092	15%	106,546	12%	91,447	11%
Income tax expense	(22,929)	5%	(16,941)	4%	(25,378)	3%	(23,687)	3%
Net income	$71,317	15%	$51,151	11%	$81,168	9%	$67,760	9%

Comparison of the Three Months Ended July 4, 2026 and June 28, 2025

	Three Months Ended
	July 4, 2026	June 28, 2025	Change
(dollars in thousands)			$	%
Net sales	$483,868	$445,892	$37,976	9%
Gross profit	$322,524	$257,569	$64,955	25%
Gross margin (gross profit as a % of net sales)	66.7%	57.8%	890 basis points
Selling, general, and administrative expenses	$229,006	$195,545	$33,461	17%
SG&A as a % of net sales	47.3%	43.9%	340 basis points

Net Sales

Net sales increased $38.0 million, or 9%, to $483.9 million for the three months ended July 4, 2026, compared to $445.9 million for the three months ended June 28, 2025.

Net sales in our channels were as follows:

•DTC channel net sales increased $17.3 million to $265.9 million, compared to $248.6 million in the prior year quarter, primarily due to robust performance in our Amazon Marketplace business as well as growth in YETI websites and YETI retail stores. This strength was partially offset by a decline in Corporate Sales. DTC channel mix was 55% in the second quarter of 2026, compared to 56% in the second quarter of 2025.
•Wholesale channel net sales increased $20.7 million, or 10%, to $218.0 million, compared to $197.3 million in the same period last year, driven by strong growth across the U.S. and our international regions, reflecting healthy consumer demand.

Net sales in our two primary product categories were as follows:

•Drinkware net sales increased by $4.9 million, or 2%, to $241.4 million, compared to $236.4 million in the prior year quarter, primarily due to international growth. The Drinkware category growth was supported by continued innovation in our Drinkware product portfolio.
•Coolers & Equipment net sales increased by $31.8 million, or 16%, to $232.4 million, compared to $200.6 million in the same period last year, primarily driven by strong performance in bags, soft coolers, cargo, and outdoor living, reflecting continued strength across core and expanded categories.

Net sales in our geographical regions were as follows:

•Net sales in the U.S. increased $23.2 million, or 6%, to $391.0 million, compared to $367.8 million in the prior year quarter, primarily driven by growth in Coolers & Equipment, reflecting solid consumer demand trends, as Drinkware remained flat. Demand was robust in the wholesale channel as well as Amazon Marketplace and YETI retail, partially offset by a decline in Corporate Sales.
•Net sales in international locations increased $14.8 million, or 19%, to $92.9 million, compared to $78.1 million in the prior year quarter, reflecting strong growth in Europe and Australia, as well as growth in Canada and Japan. Performance was driven by strong growth across our key channels, reflecting increased brand awareness across key markets. Net sales in international locations represented 19% and 18% of total net sales in the second quarter of 2026 and 2025, respectively.

Gross Profit

Gross profit increased $65.0 million, or 25%, to $322.5 million, compared to $257.6 million in the prior year quarter. Gross margin rate increased 890 basis points to 66.7% from 57.8% in the prior year quarter, primarily due to the following factors:

•the net impact of the recognition of IEEPA tariff refunds, which favorably impacted gross margin by 890 basis points;
•the impact of selective price increases on certain products implemented during the first quarter of 2026, which favorably impacted gross margin by 40 basis points;
•favorable foreign currency exchange rates, which favorably impacted gross margin by 20 basis points;
•lower product costs, which favorably impacted gross margin by 10 basis points; and
•other impacts, which favorably impacted gross margin by 40 basis points.

These increases were partially offset by higher tariff costs, which unfavorably impacted gross margin by 110 basis points.

Selling, General, and Administrative Expenses

SG&A expenses increased $33.5 million, or 17%, to $229.0 million for the three months ended July 4, 2026, compared to $195.5 million for the three months ended June 28, 2025. As a percentage of net sales, SG&A expenses increased 340 basis points to 47.3% from 43.9% in the prior year quarter. The increase in SG&A expenses was primarily driven by:

•an increase in distribution and fulfillment expenses of $10.4 million (increasing SG&A as a percent of sales by 90 basis points) primarily due to higher outbound freight, online marketplace fees, and third-party logistics fees;
•an increase in marketing and advertising expenses of $10.6 million, primarily driven by a shift in the timing of our brand campaign into the second quarter of 2026 relative to last year’s brand campaign in the fourth quarter of 2025 (increasing SG&A as a percent of sales by 160 basis points);
•an increase in general and administrative expenses of $5.7 million (increasing SG&A as a percent of sales by 40 basis points) mainly due to growth investments in facilities and higher professional fees;
•an increase in employee compensation and benefits expenses of $5.0 million (increasing SG&A as a percent of sales by 20 basis points), including higher incentive compensation and investments in headcount to support our international expansion, partially offset by lower non-cash stock-based compensation expense;
•an increase in depreciation and amortization expense of $1.0 million (increasing SG&A as a percent of sales by 10 basis points); and
•the impact of a $0.7 million recall reserve adjustment in the current period (increasing SG&A as a percent of sales by 20 basis points).

Non-Operating Expenses

Interest income, net was $1.6 million for the three months ended July 4, 2026, compared to $0.3 million for the three months ended June 28, 2025. The change versus the prior year quarter was primarily due to the $2.9 million interest income related to IEEPA tariff refunds, partially offset by a decrease in other interest income.

Other expense was $0.9 million for the three months ended July 4, 2026. Other income was $5.8 million for the three months ended June 28, 2025. The change versus the prior year quarter was primarily due to higher foreign currency losses on intercompany balances.

Income tax expense was $22.9 million for the three months ended July 4, 2026, compared to $16.9 million for the three months ended June 28, 2025. The increase in income tax expense was primarily due to higher income before income taxes. The effective tax rate was 24.3% for the three months ended July 4, 2026 compared to 24.9% for the three months ended June 28, 2025. The lower effective tax rate was primarily due to the impact of a discrete tax benefit related to stock-based compensation in the three months ended July 4, 2026.

Six Months Ended July 4, 2026 Compared to June 28, 2025

	Six Months Ended		Change
	July 4, 2026	June 28, 2025
(dollars in thousands)			$	%
Net sales	$864,282	$797,020	$67,262	8%
Gross profit	$532,735	$459,291	$73,444	16%
Gross margin (gross profit as a % of net sales)	61.6%	57.6%	400 basis points
Selling, general, and administrative expenses	$426,779	$375,596	$51,183	14%
SG&A as a % of net sales	49.4%	47.1%	230 basis points

Net Sales

Net sales increased $67.3 million to $864.3 million for the six months ended July 4, 2026, compared to $797.0 million for the six months ended June 28, 2025.

Net sales in our two channels were as follows:

•DTC channel net sales increased $17.9 million, or 4%, to $462.7 million, compared to $444.8 million in the prior year period, primarily due to robust performance in our Amazon Marketplace business, YETI websites, and YETI retail stores, partially offset by a decline in Corporate Sales, primarily reflecting cautious purchasing behavior during the first quarter of 2026. DTC channel mix was 54% and 56% for the six months ended July 4, 2026 and June 28, 2025, respectively.
•Wholesale channel net sales increased $49.4 million, or 14%, to $401.6 million, compared to $352.2 million in the same period last year, driven by strong growth across the U.S. and our international regions, reflecting healthy consumer demand.

Net sales in our two primary product categories were as follows:

•Drinkware net sales increased by $16.3 million, or 4%, to $458.3 million, compared to $442.0 million in the prior year period, primarily due to growth in our international regions and the U.S. In our Drinkware category, growth was supported by continued innovation in our Drinkware product portfolio.
•Coolers & Equipment net sales increased by $47.7 million, or 14%, to $388.5 million, compared to $340.8 million in the same period last year, primarily driven by strong performance in bags, soft coolers, outdoor living and cargo.

Net sales in our geographical regions were as follows:

•Net sales in the U.S. increased $45.0 million, or 7%, to $684.1 million, compared to $639.1 million in the prior year period, driven by growth in both Coolers & Equipment and Drinkware, reflecting solid consumer demand trends. Demand was strong in the wholesale channel as well as Amazon Marketplace, YETI websites, and YETI retail, partially offset by a decline in Corporate Sales.
•Net sales in international locations increased $22.3 million, or 14%, to $180.2 million compared to $158.0 million in the prior year period, reflecting strong growth in Europe and Australia, as well as growth in Canada and Japan. Performance was driven by strong growth in the wholesale channel, YETI website, and Amazon Marketplace, reflecting increased brand awareness across key markets. Net sales in international locations represented 21% and 20% of total net sales in the first six months of 2026 and 2025, respectively.

Gross Profit

Gross profit increased $73.4 million to $532.7 million compared to $459.3 million in the prior year period. Gross margin rate increased 400 basis points to 61.6% from 57.6% in the same period last year, primarily due to the following factors:

•the net benefit from IEEPA tariff refunds, which favorably impacted gross margin by 490 basis points;
•the impact of selective price increases on certain products implemented during the first quarter of 2026, which favorably impacted gross margin by 40 basis points;
•favorable foreign currency exchange rates, which favorably impacted gross margin by 40 basis points;
•lower product costs, which favorably impacted gross margin by 30 basis points; and
•other impacts, which favorably impacted gross margin by 10 basis points.

These were partially offset by:

•higher tariff costs, which unfavorably impacted gross margin by 190 basis points; and
•unfavorable sales mix, which unfavorably impacted gross margin by 20 basis points.

Selling, General, and Administrative Expenses

SG&A expenses increased by $51.2 million, or 14%, to $426.8 million for the six months ended July 4, 2026 compared to $375.6 million for the six months ended June 28, 2025. As a percentage of net sales, SG&A expenses increased by 230 basis points to 49.4% for the six months ended July 4, 2026 compared to 47.1% for the six months ended June 28, 2025. The increase in SG&A expenses was primarily driven by:

•an increase in distribution and fulfillment expenses of $15.1 million (increasing SG&A as a percent of sales by 50 basis points) mainly due to higher outbound freight, online marketplace fees, and third-party logistics fees;
•an increase in marketing and advertising expenses of $13.3 million, primarily driven by a shift in the timing of our brand campaign into the second quarter of 2026 relative to last year’s brand campaign in the fourth quarter of 2025 (increasing SG&A as a percent of sales by 90 basis points);
•an increase in general and administrative expenses of $11.5 million (increasing SG&A as a percent of sales by 70 basis points) mainly due to growth investments in facilities and technology, higher professional fees, as well as asset impairments in the current year period;
•an increase in employee compensation and benefits expenses of $8.5 million (no impact on SG&A as a percent of sales) primarily due to investments in headcount and higher incentive compensation, partially offset by lower non-cash stock-based compensation expense;
•an increase in depreciation and amortization expense of $1.8 million (increasing SG&A as a percent of sales by 10 basis points) primarily related to our continued capital investments; and
•the impact of a $0.9 million recall reserve adjustment in the current year period (increasing SG&A as a percent of sales by 10 basis points).

Non-Operating Expenses

Interest income, net was $0.5 million for the six months ended July 4, 2026, compared to $0.6 million for the six months ended June 28, 2025. The change versus the prior year quarter was primarily due to a decrease in interest income, partially offset by the $2.9 million interest income related to IEEPA tariff refunds.

Other income was $0.1 million for the six months ended July 4, 2026, compared to other income of $7.1 million for the six months ended June 28, 2025. The change versus the prior year period was primarily due to higher foreign currency losses on intercompany balances.

Income tax expense was $25.4 million for the six months ended July 4, 2026, compared to $23.7 million for the six months ended June 28, 2025. The increase in income tax expense was primarily due to higher income before income taxes. The effective tax rate was 23.8% for the six months ended July 4, 2026 compared to 25.9% for the six months ended June 28, 2025. The lower effective tax rate was primarily due to the impact of a discrete tax benefit related to stock-based compensation in the six months ended July 4, 2026.

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

Current Liquidity

As of July 4, 2026, we had a cash balance of $59.8 million, working capital (excluding cash) of $247.6 million and $270.0 million of borrowings available under the Revolving Credit Facility.

Credit Facility

Our Credit Facility provides for a $300.0 million Revolving Credit Facility and an $84.4 million term loan (the “Term Loan A”).

At July 4, 2026, we had $71.7 million principal amount of indebtedness outstanding under the Term Loan A under the Credit Facility and $30.0 million of outstanding borrowings under the Revolving Credit Facility. The weighted-average interest rate for borrowings under the Term Loan A and the Revolving Credit Facility was 5.53% and 5.48%, respectively, during the three months ended July 4, 2026.

The Credit Facility requires us to comply with certain covenants, including financial covenants regarding our total net leverage ratio and interest coverage ratio. Fluctuations in these ratios may increase our interest expense. Failure to comply with these covenants and certain other provisions of the Credit Facility, or the occurrence of a change of control, could result in an event of default and an acceleration of our obligations under the Credit Facility or other indebtedness that we may incur in the future. At July 4, 2026, we were in compliance with all covenants and expect to remain in compliance with all covenants under the Credit Facility.

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

In May 2026, our Board of Directors approved an approximately $348.0 million increase to the Share Repurchase Program, resulting in $500.0 million remaining available as of May 14, 2026. During the second quarter of 2026, we repurchased 2.8 million shares of YETI’s common stock on the open market for approximately $130.0 million, at an average repurchase price of $46.47 per share. As of July 4, 2026, approximately $370.0 million remained available for repurchases under the Share Repurchase Program See Note 9-Stockholders’ Equity of the Consolidated Financial Statements for additional information about the Share Repurchase Program.

Material Cash Requirements

There have been no material changes in our material cash requirements for contractual and other obligations compared to the disclosures included under “Material Cash Requirements” included in Part II, Item 7 of our Annual Report on Form 10-K for the year ended January 3, 2026 filed with the U.S. Securities and Exchange Commission (the “SEC”).

Cash Flows from Operating, Investing, and Financing Activities

The following table summarizes our cash flows from operating, investing and financing activities for the periods indicated (in thousands):

	Six Months Ended
	July 4, 2026	June 28, 2025
Cash flows provided by (used in):
Operating activities	$29,801	$(19,101)
Investing activities	$(39,953)	$(31,086)
Financing activities	$(116,111)	$(40,368)

Operating Activities

Cash flows related to operating activities are dependent on net income, non-cash adjustments to net income, and changes in working capital. The increase in cash provided by operating activities during the six months ended July 4, 2026 compared to cash used in operating activities during the six months ended June 28, 2025 is primarily due to a favorable impact from changes in working capital and an increase in net income, excluding non-cash expenses.

Investing Activities

The increase in cash used in investing activities during the six months ended July 4, 2026 was primarily due to higher purchases of property and equipment, and higher purchases of intangible assets.

Financing Activities

The increase in cash used in financing activities during the six months ended July 4, 2026 was primarily due to higher repurchases of common stock and higher taxes paid for the net share settlement of stock-based awards, partially offset by borrowings under our Revolving Credit Facility.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding disclosures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of July 4, 2026.

Changes in Internal Control over Financial Reporting

During the quarter ended July 4, 2026, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table sets forth the repurchases of our common stock during the three months ended July 4, 2026:

Period	Total Number of Shares Purchased	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Programs	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)(2)
April 5 - May 9, 2026	—	$—	—	$—
May 10 - June 6, 2026	2,136,959	45.62	2,136,959	402,508
June 7 - July 4, 2026	660,325	49.22	660,325	370,009
	2,797,284		2,797,284
_________________________________________
(1)Average price paid per share excludes fees, commissions, and excise tax due under the Inflation Reduction Act of 2022.
(2)In 2024, YETI’s Board of Directors approved a share repurchase program (the “Share Repurchase Program”), through which we have periodically repurchased shares of YETI’s common stock. YETI’s Board of Directors increased the Share Repurchase Program authorization in 2025 and 2026. As of July 4, 2026, $370.0 million remained available for repurchase. See Note 9-Stockholders’ Equity and Management’s Discussion and Analysis—Liquidity and Capital Resources—Share Repurchase Program for additional information about the Share Repurchase Program.

Item 5. Other Information

Insider Trading Arrangements

On June 19, 2026, Matthew J. Reintjes, the Company’s Chief Executive Officer, adopted a 10b5-1 trading plan (the “Trading Plan”). The Trading Plan is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. The Trading Plan provides for the potential sale of 500,750 shares of the Company’s common stock underlying stock options held by Mr. Reintjes. The Trading Plan commences on September 24, 2026 and terminates on the earlier of August 31, 2027 or the date all shares are sold.

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

101*
The following unaudited financial statements from YETI Holdings, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 4, 2026, formatted in Inline eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Equity, (v) Consolidated Statements of Cash Flows, and (v) Notes to the Unaudited Condensed Consolidated Financial Statements

104*	Cover Page Interactive Data File (embedded within the Exhibit 101 Inline XBRL document)

* Filed herewith.
** Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

YETI Holdings, Inc.

Dated: August 13, 2026	By:	/s/ Matthew J. Reintjes
Matthew J. Reintjes
President, Chief Executive Officer and Chair of the Board (Principal Executive Officer)

Dated: August 13, 2026	By:	/s/ Scott C. Bomar
Scott C. Bomar
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)