Form 10-Q
period 2026-10-03
YETI Holdings, Inc.
filed 2026-11-12
CIK 1670592

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________________________
FORM 10-Q
____________________________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 3, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
There were 72,731,308 shares of common stock ($0.01 par value) outstanding as of November 5, 2026.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical or current fact included in this Quarterly Report on Form 10-Q are forward-looking statements. Forward-looking statements include statements containing words such as “anticipate,” “assume,” “believe,” “can have,” “contemplate,” “continue,” “could,” “design,” “due,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “likely,” “may,” “might,” “objective,” “plan,” “predict,” “project,” “potential,” “seek,” “should,” “target,” “will,” “would,” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operational performance or other events. For example, all statements made relating to our expectations about our share repurchase program, expected market or macroeconomic conditions, consumer demand and spending, the impacts of tariffs, tariff refunds, estimated and projected costs, expenditures, and growth rates, plans and objectives for future operations, growth, or initiatives, or strategies are forward-looking statements. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that are expected and, therefore, you should not unduly rely on such statements. The risks and uncertainties that could cause actual results to differ materially from those expressed or implied by these forward-looking statements include but are not limited to: economic conditions or consumer confidence in future economic conditions; our ability to maintain and strengthen our brand and generate and maintain ongoing demand and prices for our products; our ability to successfully design, develop and market new products; our ability to accurately forecast demand for our products and our results of operations; our ability to effectively manage our growth and supply chain; our ability to expand into additional consumer markets, and our success in doing so; the success of our international expansion plans; our ability to compete effectively in the outdoor and recreation market and protect our brand; the level of consumer spending for our products, which is sensitive to general economic conditions and other factors; our ability to attract and retain skilled personnel and senior management, and to maintain the continued efforts of our management and key employees; our ability to protect our intellectual property; claims by third parties that we have infringed on their intellectual property rights; our involvement in legal or regulatory proceedings or audits; product recalls and related reserve adjustments; warranty liability, product liability, or other claims against us; problems with, or loss of, our third-party contract manufacturers and suppliers, or an inability to obtain raw materials; our ability to timely obtain shipments and deliver products; risks related to manufacturer concentrations; fluctuations in the cost and availability of raw materials, equipment, labor, and transportation and subsequent manufacturing delays or increased costs; legal, regulatory, economic, political and public health risks associated with international trade; adverse changes in international trade policies, tariffs and treaties, including increases in tariff rates and the imposition of additional tariffs; the impact of currency exchange rate fluctuations; our aspirations, disclosures, and actions related to sustainability matters; our and our suppliers’ and partners’ ability to comply with applicable laws and regulations; our relationships with our national, regional, and independent retail partners, who account for a significant portion of our sales; risks associated with our direct-to-consumer channel; substantial fixed costs related to operating retail stores; seasonal and quarterly variations in our business; financial difficulties facing our retail partners; the impact of catastrophic events or failures of our information systems, including due to cybersecurity incidents, on our operations and the operations of our manufacturing partners; the integration and use of artificial intelligence; our ability to raise additional capital on acceptable terms; the impact of our indebtedness on our ability to invest in the ongoing needs of our business; impairment to our goodwill or other intangible assets; changes in tax laws or unanticipated tax liabilities; changes to our estimates or judgments; our ability to successfully execute our share repurchase program and its impact on stockholder value and the volatility of the price of our common stock; strategic transactions targeting us; the impact of stockholder activism, takeover proposals, proxy contests or short sellers; disruptions or diversions of our management’s attention due to acquisitions or investments in other companies; and the risks and uncertainties described in detail in Part I, Item 1A of our Annual Report on Form 10-K for the year ended January 3, 2026, as such risk factors may be amended, supplemented or superseded from time to time by other reports we file with the United States Securities and Exchange Commission.

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

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
YETI HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except shares and par value)

	October 3, 2026	January 3, 2026
ASSETS
Current assets
Cash	$73,820	$188,342
Accounts receivable, net	180,057	141,424
Inventory	394,211	290,611
Prepaid expenses and other current assets	61,900	39,949
Total current assets	709,988	660,326
Property and equipment, net	148,064	142,105
Operating lease right-of-use assets	127,147	131,531
Goodwill	72,308	72,308
Intangible assets, net	226,037	219,791
Other assets	10,121	9,357
Total assets	$1,293,665	$1,235,418

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$177,464	$140,214
Accrued expenses and other current liabilities	163,523	135,353
Taxes payable	16,290	15,897
Accrued payroll and related costs	22,554	22,659
Current operating lease liabilities	16,307	15,044
Current maturities of long-term debt	4,349	5,172
Total current liabilities	400,487	334,339
Long-term debt, net of current portion	65,513	68,301
Operating lease liabilities, non-current	138,103	139,945
Other liabilities	45,851	42,557
Total liabilities	649,954	585,142

Commitments and contingencies (Note 9)

Stockholders’ Equity
Common stock, par value $0.01; 600,000,000 shares authorized; 90,968,444 and 72,718,483 shares issued and outstanding at October 3, 2026, respectively, and 89,952,916 and 74,992,260 shares issued and outstanding at January 3, 2026, respectively	910	900
Treasury stock, at cost; 18,249,961 shares at October 3, 2026 and 14,960,656 shares at January 3, 2026	(753,348)	(602,268)
Preferred stock, par value $0.01; 30,000,000 shares authorized; no shares issued or outstanding	—	—
Additional paid-in capital	490,097	471,770
Retained earnings	905,053	779,512
Accumulated other comprehensive income	999	362
Total stockholders’ equity	643,711	650,276
Total liabilities and stockholders’ equity	$1,293,665	$1,235,418

See Notes to Unaudited Condensed Consolidated Financial Statements

YETI HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	October 3, 2026	September 27, 2025	October 3, 2026	September 27, 2025
Net sales	$509,417	$487,766	$1,373,699	$1,284,786
Cost of goods sold	215,629	215,244	547,176	552,973
Gross profit	293,788	272,522	826,523	731,813
Selling, general, and administrative expenses	232,820	218,169	659,599	593,765
Operating income	60,968	54,353	166,924	138,048
Interest (expense) income, net	(1,322)	(52)	(822)	551
Other (expense) income, net	(1,128)	(1,198)	(1,038)	5,951
Income before income taxes	58,518	53,103	165,064	144,550
Income tax expense	(14,145)	(13,703)	(39,523)	(37,390)
Net income	$44,373	$39,400	$125,541	$107,160

Net income per share
Basic	$0.61	$0.49	$1.69	$1.31
Diluted	$0.60	$0.48	$1.66	$1.29

Weighted-average common shares outstanding
Basic	72,958	80,396	74,321	81,909
Diluted	74,158	81,429	75,562	82,812

See Notes to Unaudited Condensed Consolidated Financial Statements

YETI HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended		Nine Months Ended
	October 3, 2026	September 27, 2025	October 3, 2026	September 27, 2025
Net income	$44,373	$39,400	$125,541	$107,160
Other comprehensive income (loss)
Foreign currency translation adjustments	120	918	637	(735)
Total comprehensive income	$44,493	$40,318	$126,178	$106,425

See Notes to Unaudited Condensed Consolidated Financial Statements

YETI HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(In thousands, including shares)

	Three Months Ended October 3, 2026
	Common Stock		Additional Paid-In Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance, July 4, 2026	90,740	$907	$480,283	(17,758)	$(733,245)	$860,680	$879	$609,504
Stock-based compensation	—	—	10,117	—	—	—	—	10,117
Common stock issued under employee benefit plans	235	3	(2)	—	—	—	—	1
Common stock withheld related to net share settlement of stock-based compensation	(7)	—	(301)	—	—	—	—	(301)
Repurchase of common stock, including excise tax	—	—	—	(492)	(20,103)	—	—	(20,103)
Other comprehensive income	—	—	—	—	—	—	120	120
Net income	—	—	—	—	—	44,373	—	44,373
Balance, October 3, 2026	90,968	$910	$490,097	(18,250)	$(753,348)	$905,053	$999	$643,711

	Three Months Ended September 27, 2025
	Common Stock		Additional Paid-In Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance, June 28, 2025	89,668	$897	$445,671	(7,548)	$(324,824)	$681,885	$(897)	$802,732
Stock-based compensation	—	—	11,093	—	—	—	—	11,093
Common stock issued under employee benefit plans	235	2	(2)	—	—	—	—	—
Common stock withheld related to net share settlement of stock-based compensation	(7)	—	(243)	—	—	—	—	(243)
Repurchase of common stock, including excise tax	—	—	—	(4,278)	(151,344)	—	—	(151,344)
Other comprehensive income	—	—	—	—	—	—	918	918
Net income	—	—	—	—	—	39,400	—	39,400
Balance, September 27, 2025	89,896	$899	$456,519	(11,826)	$(476,168)	$721,285	$21	$702,556

See Notes to Unaudited Condensed Consolidated Financial Statements

YETI HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(In thousands, including shares)

	Nine Months Ended October 3, 2026
	Common Stock		Additional Paid-In Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance, January 3, 2026	89,952	$900	$471,770	(14,961)	(602,268)	$779,512	$362	$650,276
Stock-based compensation	—	—	28,425	—	—	—	—	28,425
Common stock issued under employee benefit plans	1,233	12	207	—	—	—	—	219
Common stock withheld related to net share settlement of stock-based compensation	(217)	(2)	(10,305)	—	—	—	—	(10,307)
Repurchase of common stock, including excise tax	—	—	—	(3,289)	(151,080)	—	—	(151,080)
Other comprehensive income	—	—	—	—	—	—	637	637
Net income	—	—	—	—	—	125,541	—	125,541
Balance, October 3, 2026	90,968	$910	$490,097	(18,250)	$(753,348)	$905,053	$999	$643,711

	Nine Months Ended September 27, 2025
	Common Stock		Additional Paid-In Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance, December 28, 2024	89,189	$892	$405,921	(6,251)	(281,587)	$614,125	$756	$740,107
Stock-based compensation	—	—	32,410	—	—	—	—	32,410
Common stock issued under employee benefit plans	755	7	(7)	—	—	—	—	—
Common stock withheld related to net share settlement of stock-based compensation	(48)	—	(1,805)	—	—	—	—	(1,805)
Repurchase of common stock, including excise tax	—	—	20,000	(5,575)	(194,581)	—	—	(174,581)
Other comprehensive loss	—	—	—	—	—	—	(735)	(735)
Net income	—	—	—	—	—	107,160	—	107,160
Balance, September 27, 2025	89,896	$899	$456,519	(11,826)	$(476,168)	$721,285	$21	$702,556

See Notes to Unaudited Condensed Consolidated Financial Statements

YETI HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended
	October 3, 2026	September 27, 2025
Cash Flows from Operating Activities:
Net income	$125,541	$107,160
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	43,265	40,090
Amortization of deferred financing fees	474	481
Stock-based compensation	28,425	32,410
Deferred income taxes	815	19,211
Impairment of long-lived assets	1,707	1,194
Product recalls	21,459	—
Other	3,816	(4,473)
Changes in operating assets and liabilities:
Accounts receivable	(38,971)	(34,788)
Inventory	(103,365)	(10,159)
Prepaid expenses and other current assets	(21,841)	(6,263)
Accounts payable, accrued expenses, and other current liabilities	41,169	(36,539)
Taxes payable	2,370	(23,567)
Other	5,355	(2,918)
Net cash provided by operating activities	110,219	81,839
Cash Flows from Investing Activities:
Purchases of property and equipment	(38,502)	(31,772)
Additions of intangibles, net	(16,162)	(49,470)
Net cash used in investing activities	(54,664)	(81,242)
Cash Flows from Financing Activities:
Repayments of long-term debt	(3,164)	(3,164)
Taxes paid in connection with employee stock transactions	(10,307)	(1,805)
Proceeds from employee stock transactions	218	—
Payments of finance lease obligations	(1,313)	(14,753)
Borrowings under revolving credit facility	75,000	—
Repayments under revolving credit facility	(75,000)	—
Repurchases of common stock	(150,050)	(172,908)
Excise tax paid on repurchases of common stock	(2,899)	(1,562)
Net cash used in financing activities	(167,515)	(194,192)
Effect of exchange rate changes on cash	(2,562)	(717)
Net decrease in cash	(114,522)	(194,312)
Cash, beginning of period	188,342	358,795
Cash, end of period	$73,820	$164,483

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

Revision of Previously Issued Financial Statements

During the three months ended July 4, 2026, we identified and corrected an error in our previously issued unaudited consolidated statement of cash flows for the three months ended April 4, 2026. Borrowings and repayments under our revolving credit facility were presented on a net basis rather than on a gross basis within financing activities. The correction increased both borrowings and repayments under our revolving credit facility by $25 million in the accompanying unaudited consolidated statement of cash flows. The correction did not have any impact on total cash flows from operating activities, investing activities or financing activities. We determined that the correction was not material.

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

Fiscal Year End

We have a 52- or 53-week fiscal year that ends on the Saturday closest in proximity to December 31, such that each quarterly period will be 13 weeks in length, except during a 53-week year when the fourth quarter will be 14 weeks. Our fiscal year ending January 2, 2027 (“2026”) is a 52-week period. The first quarter of our fiscal year 2026 ended on April 4, 2026, the second quarter ended on July 4, 2026, and the third quarter ended on October 3, 2026. Our fiscal year ended January 3, 2026 (“2025”) was a 53-week period. Unless otherwise stated, references to particular years, quarters, months and periods refer to our fiscal years and the associated quarters, months, and periods of those fiscal years. The unaudited condensed consolidated financial results presented herein represent the three and nine months ended October 3, 2026 and September 27, 2025.

Accounts Receivable

Accounts receivable are recorded net of estimated credit losses. Our allowance for credit losses was $1.1 million as of October 3, 2026 and $0.8 million as of January 3, 2026.

Inventory

Inventories are comprised primarily of finished goods and are carried at the lower of cost (primarily using the weighted-average cost method) or market (net realizable value). At October 3, 2026 and January 3, 2026, inventory reserves were $3.6 million and $2.8 million, respectively.

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

Supplier Finance Program Obligations

We have a supplier finance program (“SFP”) with a financial institution which provides certain suppliers the option, at their sole discretion, to participate in the program and sell their receivables due from us for early payment. Participating eligible suppliers negotiate the terms directly with the financial institution and we have no involvement in establishing those terms nor are we a party to those agreements. Our payments associated with the invoices from the suppliers participating in the SFP are made to the financial institution according to the original invoice. The outstanding payment obligations under the SFP recorded within accounts payable in our condensed consolidated balance sheets at October 3, 2026 and January 3, 2026 were $67.4 million and $54.0 million, respectively.

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

Recent Accounting Guidance Not Yet Adopted

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The amendments in this update are intended to improve disclosures about an entity’s expenses and provide detailed information about the types of expenses, including purchases of inventory, employee compensation, depreciation, and amortization, in commonly presented expense captions on the face of financial statements. This update is effective for annual periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, with early adoption permitted. We are currently evaluating the ASU to determine its impact on our related disclosures.

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

The following table provides information about accounts receivable and contract liabilities at the periods indicated (in thousands):

	October 3, 2026	January 3, 2026
Accounts receivable, net	$180,057	$141,424
Contract liabilities	$(12,668)	$(9,535)

For the nine months ended October 3, 2026, we recognized $7.0 million of revenue that was previously included in the contract liability balance at the beginning of the period.

Disaggregation of Revenue

The following table disaggregates our net sales by channel, product category, and geography (based on end-consumer location) for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	October 3, 2026(1)	September 27, 2025	October 3, 2026(1)	September 27, 2025
Net Sales by Channel
Wholesale	$237,260	$199,047	$638,850	$551,255
Direct-to-consumer	272,157	288,719	734,849	733,531
Total net sales	$509,417	$487,766	$1,373,699	$1,284,786

Net Sales by Category
Coolers & Equipment	$215,611	$215,386	$604,116	$556,175
Drinkware	284,028	263,791	742,317	705,830
Other	9,778	8,589	27,266	22,781
Total net sales	$509,417	$487,766	$1,373,699	$1,284,786

Net Sales by Geographic Region(2)
United States	$390,329	$387,329	$1,074,380	$1,026,376
International	119,088	100,437	299,319	258,410
Total net sales	$509,417	$487,766	$1,373,699	$1,284,786
________________________
(1)Includes the impact from the recall reserve adjustment. See Note 9-Commitments and Contingencies for further discussion of our product recalls.
(2)Net sales by geographic region is based on end-consumer location.

For each of the three and nine months ended October 3, 2026 and September 27, 2025, no single customer represented over 10% of gross sales.

3. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets include the following (in thousands):

	October 3, 2026	January 3, 2026
Prepaid expenses	$24,672	$14,865
Prepaid taxes	19,302	15,092
IEEPA tariff refund receivable(1)	8,383	—
Other	9,543	9,992
Total prepaid expenses and other current assets	$61,900	$39,949
________________________
(1)See Note 9-Commitments and Contingencies for additional information about the IEEPA tariff refunds.

4. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following (in thousands):

	October 3, 2026	January 3, 2026
Accrued freight and other operating expenses	$57,612	$50,974
Product recall reserves(1)	19,538	5,371
Contract liabilities	12,668	9,535
Customer discounts, allowances, and returns	14,621	16,025
Advertising and marketing	7,522	6,463
Warranty reserve	7,160	7,545
Accrued capital expenditures	9,577	7,435
Interest payable	205	199
Other	34,620	31,806
Total accrued expenses and other current liabilities	$163,523	$135,353
________________________
(1)See Note 9-Commitments and Contingencies for additional information about our product recall reserves.

5. INCOME TAXES

Income tax expense was $14.1 million and $13.7 million for the three months ended October 3, 2026 and September 27, 2025, respectively. The increase in income tax expense was primarily due to higher income before income taxes. The effective tax rate for the three months ended October 3, 2026 was 24.2% compared to 25.8% for the three months ended September 27, 2025. The lower effective tax rate was primarily due to a higher tax deduction for foreign-derived deduction eligible income and the impact of a discrete tax benefit related to stock-based compensation in the three months ended October 3, 2026.

Income tax expense was $39.5 million and $37.4 million for the nine months ended October 3, 2026 and September 27, 2025, respectively. The increase in income tax expense was primarily due to higher income before income taxes. The effective tax rate for the nine months ended October 3, 2026 was 23.9% compared to 25.9% for the nine months ended September 27, 2025. The lower effective tax rate was primarily due to the impact of a discrete tax benefit related to stock-based compensation in the nine months ended October 3, 2026.

Deferred tax liabilities were $23.4 million as of October 3, 2026 and $22.3 million as of January 3, 2026. Deferred tax liabilities are presented in other liabilities on our unaudited condensed consolidated balance sheet.

The Organization for Economic Co-operation and Development enacted model rules for a new global minimum tax framework, also known as Pillar Two, and certain governments globally have enacted, or are in the process of enacting, legislation to address Pillar Two. For the nine months ended October 3, 2026, the impact of Pillar Two on our consolidated financial statements was not material.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The effects of the OBBBA were incorporated into our income tax provision for the nine months ended October 3, 2026. There was no material impact to our income tax expense for the nine months ended October 3, 2026. We will continue to evaluate the impacts of the OBBBA and do not expect the OBBBA to have a material impact on our consolidated financial statements.

For interim periods, our income tax expense and resulting effective tax rate are based upon an estimated annual effective tax rate adjusted for the effects of items required to be treated as discrete to the period, including changes in tax laws, changes in estimated exposures for uncertain tax positions, and other items.

6. STOCK-BASED COMPENSATION

We award stock-based compensation to employees and directors under our 2024 Equity and Incentive Compensation Plan (the “2024 Plan”). The 2024 Plan was approved by the Company’s stockholders in May 2024 and replaced the 2018 Equity and Incentive Compensation Plan (the “2018 Plan”). No new awards have been or will be granted under the 2018 Plan since the 2024 Plan was approved. The 2018 Plan replaced the 2012 Equity and Performance Incentive Plan, as amended and restated on June 20, 2018 (the “2012 Plan”). No awards remain outstanding under the 2012 Plan. Awards outstanding under the 2018 Plan will continue to remain outstanding according to their terms. Shares subject to stock awards granted under the 2018 Plan (a) that expire or terminate without being exercised or (b) that are forfeited, return to the 2024 Plan.

We recognized non-cash stock-based compensation expense of $10.1 million and $11.1 million for the three months ended October 3, 2026 and September 27, 2025, respectively. For the nine months ended October 3, 2026 and September 27, 2025, we recognized non-cash stock-based compensation expense of $28.4 million and $32.4 million, respectively. At October 3, 2026, total unrecognized stock-based compensation expense of $65.6 million for all stock-based compensation plans is expected to be recognized over a weighted-average period of 2.0 years.

Stock-based activity for the nine months ended October 3, 2026 is summarized below (in thousands, except per share data):

	Stock Options		Performance-Based Restricted Stock Units		Restricted Stock Units and Deferred Stock Units
	Number of Options	Weighted Average Exercise Price	Number of PRSUs	Weighted Average Grant Date Fair Value	Number of RSUs and DSUs	Weighted Average Grant Date Fair Value
Balance, January 3, 2026	559	$19.72	653	$40.03	1,634	$37.38
Granted	—	—	230	52.47	958	45.47
Exercised/released	(11)	19.19	(484)	38.17	(736)	37.57
Performance adjustment(1)	—	—	242	38.33	—	—
Forfeited/expired	—	—	(85)	44.07	(244)	40.12
Balance, October 3, 2026	548	$19.75	556	$45.44	1,612	$41.69
________________________
(1)Represents additional performance-based awards issued as a result of the achievement of actual performance results above the performance targets at grant date.

7. EARNINGS PER SHARE

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

The following table sets forth the calculation of earnings per share and weighted-average common shares outstanding at the dates indicated (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	October 3, 2026	September 27, 2025	October 3, 2026	September 27, 2025
Net income	$44,373	$39,400	$125,541	$107,160

Weighted-average common shares outstanding—basic	72,958	80,396	74,321	81,909
Effect of dilutive securities	1,200	1,033	1,241	903
Weighted-average common shares outstanding—diluted	74,158	81,429	75,562	82,812

Earnings per share
Basic	$0.61	$0.49	$1.69	$1.31
Diluted	$0.60	$0.48	$1.66	$1.29

Effects of potentially dilutive securities are presented only in periods in which they are dilutive. For the three and nine months ended October 3, 2026, less than 0.1 million and 0.5 million shares, respectively, of common stock related to outstanding stock-based awards were excluded from the calculation of diluted earnings per share because their effect would be anti-dilutive. For the three and nine months ended September 27, 2025, outstanding stock-based awards representing 0.1 million and 0.9 million shares, respectively, of common stock were excluded from the calculation of diluted earnings per share because their effect would be anti-dilutive.

8. STOCKHOLDERS’ EQUITY

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

During 2024, we entered into two separate accelerated share repurchase agreements to repurchase an aggregate of $200.0 million of YETI’s common stock. The first accelerated share repurchase agreement was completed in the second quarter of 2024 and resulted in the total repurchase of approximately 2.6 million shares. The second accelerated share repurchase agreement was entered into during the fourth quarter of 2024 and was completed in January 2025, resulting in the total repurchase of approximately 2.5 million shares, of which approximately 0.5 million shares were received during the three months ended March 29, 2025. As of December 28, 2024, approximately $100.0 million remained available for repurchases under the Share Repurchase Program.

During the first quarter of 2025, our Board of Directors approved a $350.0 million increase to the Share Repurchase Program authorization. In 2025, we repurchased approximately 8.0 million shares of YETI’s common stock on the open market for approximately $298.0 million. As of January 3, 2026, approximately $152.0 million remained available for repurchases under the Share Repurchase Program.

In May 2026, our Board of Directors approved an approximately $348.0 million increase to the Share Repurchase Program, resulting in $500.0 million remaining available as of May 14, 2026. During the second quarter of 2026, we repurchased 2.8 million shares of YETI’s common stock on the open market for approximately $130.0 million at an average repurchase price of $46.47 per share. During the third quarter of 2026, we repurchased 0.5 million shares of YETI’s common stock on the open market for approximately $20.0 million at an average repurchase price of $40.63 per share. As of October 3, 2026, approximately $350.0 million remained available for repurchases under the Share Repurchase Program.

9. COMMITMENTS AND CONTINGENCIES

Claims and Legal Proceedings

We are involved in various claims and legal proceedings, some of which are covered by insurance. We believe that our existing claims and proceedings, and the potential losses relating to such contingencies, will not have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

Product Recall Reserves

In March 2023, in collaboration with the U.S. Consumer Product Safety Commission, we announced separate voluntary recalls of our original Hopper M30 Soft Cooler, Hopper M20 Soft Backpack Cooler, and SideKick Dry gear case (the “affected products”). As a result, we established reserves as of December 31, 2022 for expected future returns and the estimated cost of recall remedies for consumers with affected products. The reserves for the estimated product recall expenses was $19.5 million and $5.4 million as of October 3, 2026 and January 3, 2026, respectively.

The product recalls, which include product recall reserves adjustments and other incurred costs, had the following effect on our income before income taxes (in thousands):

	Three Months Ended		Nine Months Ended
	October 3, 2026	September 27, 2025	October 3, 2026	September 27, 2025
Decrease to net sales(1)	$(8,518)	$—	$(10,348)	$—
Increase to cost of goods sold(2)	(3,176)	—	(3,682)	—
Decrease to gross profit	(11,694)	—	(14,030)	—
Increase to selling, general and administrative expenses(3)	(6,504)	—	(7,429)	—
Decrease to income before income taxes	$(18,198)	$—	$(21,459)	$—
_________________________
(1)Represents product recall reserves adjustments related to estimated future recall remedies (i.e., estimated gift card elections) and estimated consumer recall-related participation rates. For the three and nine months ended October 3, 2026, the decrease to net sales of $8.5 million and $10.3 million, respectively, impacted the DTC channel, the Coolers & Equipment category, and the United States geographic region.
(2)Represents product recall reserves adjustments related to estimated costs of future product replacement remedy elections and related logistics costs, and recall-related costs.
(3)Represents product recall reserves adjustments related to estimated future other recall-related costs.

IEEPA Tariff Refunds

During 2025, the U.S. government implemented incremental tariffs on imports from many countries where our products are produced, including under the International Emergency Economic Powers Act (“IEEPA”). In February 2026, the U.S. Supreme Court found unlawful the tariffs imposed under the IEEPA. In April 2026, the U.S. Customs and Border Protection launched its Consolidated Administration and Processing of Entries portal and commenced a phased process to accept claims for potential refunds of IEEPA tariffs previously paid. We paid approximately $66.5 million in tariffs under the IEEPA during 2025 and 2026. The IEEPA tariff refunds are subject to income taxes and other adjustments and may cause us to incur additional costs.

During the second quarter of 2026, we concluded that recovery of tariffs under the IEEPA was probable. The total net benefit of the IEEPA tariff refund was $45.6 million for the second quarter of 2026, consisting of $42.6 million recognized as a reduction of cost of goods sold and $2.9 million of interest income. We also recognized additional IEEPA tariff refunds of $10.0 million as a reduction of the carrying value of inventory for IEEPA tariffs previously capitalized as cost of inventory.

The total net benefit of the IEEPA tariff refund was $4.7 million for the third quarter of 2026, recognized as a reduction of cost of goods sold. The total net benefit of the IEEPA tariff refund for the nine months ended October 3, 2026 was $50.3 million, consisting of $47.4 million recognized as a reduction to cost of goods sold and $2.9 million of interest income.

During the second and third quarters of 2026, we received cash refund payments totaling $0.7 million and $60.4 million, respectively, for IEEPA tariffs. As of October 3, 2026, our outstanding receivables included $7.9 million of IEEPA tariffs and $0.5 million of interest.

10. SEGMENT INFORMATION

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

The following table presents segment information for net sales, segment profit, and significant expenses (in thousands):

	Three Months Ended		Nine Months Ended
	October 3, 2026	September 27, 2025	October 3, 2026	September 27, 2025
Net sales	$509,417	$487,766	$1,373,699	$1,284,786
Cost of goods sold(1)(2)	215,629	215,244	547,176	552,973
Gross profit	293,788	272,522	826,523	731,813
Selling, general, and administrative expenses
Distribution and fulfillment	87,621	84,208	235,048	216,511
Compensation and benefits(3)	53,227	50,697	157,967	146,896
Advertising and marketing	36,371	35,585	111,018	96,957
General and administrative(4)	39,646	38,654	120,564	108,080
Depreciation and amortization	9,451	9,025	27,573	25,321
Product recall(5)	6,504	—	7,429	—
Total selling, general and administrative expenses	232,820	218,169	659,599	593,765
Operating income	60,968	54,353	166,924	138,048
Interest (expense) income, net	(1,322)	(52)	(822)	551
Other (expense) income, net	(1,128)	(1,198)	(1,038)	5,951
Income before income taxes	58,518	53,103	165,064	144,550
Income tax expense	(14,145)	(13,703)	(39,523)	(37,390)
Net income	$44,373	$39,400	$125,541	$107,160
_________________________
(1)Includes depreciation expense of $5.5 million and $4.8 million for the three months ended October 3, 2026 and September 27, 2025, respectively. Includes depreciation expense of $15.7 million and $14.8 million for the nine months ended October 3, 2026 and September 27, 2025, respectively.
(2)Includes a net benefit of $4.7 million and $47.4 million related to the IEEPA tariff refunds for the three and nine months ended October 3, 2026, respectively.
(3)Represents employee compensation and benefits, including non-cash stock-based compensation expense.
(4)Includes information technology, corporate infrastructure costs, contract labor, professional fees and services, asset impairments, organizational realignment costs, and certain executive severance costs.
(5)Represents adjustments and charges associated with product recalls. See Note 9-Commitments and Contingencies for additional information about our product recall reserves.

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

During the third quarter of 2026, within our Drinkware category, we launched the Rambler Ceramic Mug 2.0 in one size and introduced two new sizes of the Rambler Water Bottle with Flip Chug Cap. We also expanded our cookware and barware lineup with the launch of the Carbon Steel Griddle, Carbon Steel Wok, Stainless Steel Grill Press, and Tank Beverage Tub. In our Coolers & Equipment category, we broadened our everyday bags portfolio with the introduction of the Palo Active Collection of Backpacks in three sizes and grew our Ranchero Collection with the launch of the Crossbody Bag in two sizes. Within our cases and storage offerings, we expanded our LoadOut Collection with the launch of the iPhone 18/17 Phone Case in two sizes and the GoBox Gear Case in three sizes. We also introduced the Boomer Dog Bed in two sizes, further broadening our outdoor living offerings, and introduced new seasonal colorways across our Drinkware and Coolers & Equipment categories.

Macroeconomic Conditions

Our business is exposed to and impacted by macroeconomic factors, including but not limited to uncertainty surrounding inflationary pressures, consumer confidence and purchasing behaviors, foreign currency exchange rate fluctuations, geopolitical conflicts such as the ongoing conflicts in the Middle East, and government actions and policies, including changes in interest rates and tax rates. In 2026, we have experienced inflationary pressures on certain supply chain costs and cautious consumer spending. We expect such pressures to continue. The ultimate impact of macroeconomic factors on our business and results of operations for 2026 and beyond remains uncertain.

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

IEEPA Tariff Refunds

In April 2026, following the Supreme Court’s ruling, the U.S. Customs and Border Protection launched its Consolidated Administration and Processing of Entries portal and commenced a phased process to accept claims for potential refunds of IEEPA tariffs previously paid. We paid approximately $66.5 million in tariffs under the IEEPA during 2025 and 2026. The IEEPA tariff refunds are subject to income taxes and other adjustments and may cause us to incur additional costs.

During the second quarter of 2026, we concluded that recovery of tariffs under the IEEPA was probable. The total net benefit of the IEEPA tariff refund was $45.6 million for the second quarter of 2026, consisting of $42.6 million recognized as a reduction of cost of goods sold and $2.9 million of interest income. We also recognized additional IEEPA tariff refunds of $10.0 million as a reduction of the carrying value of inventory for IEEPA tariffs previously capitalized as cost of inventory.

The total net benefit of the IEEPA tariff refund was $4.7 million for the third quarter of 2026, recognized as a reduction of cost of goods sold. The total net benefit of the IEEPA tariff refund for the nine months ended October 3, 2026 was $50.3 million, consisting of $47.4 million recognized as a reduction to cost of goods sold and $2.9 million of interest income.

During the second and third quarters of 2026, we received cash refund payments totaling $0.7 million and $60.4 million, respectively, for IEEPA tariffs. As of October 3, 2026, our outstanding receivables included $7.9 million of IEEPA tariffs and $0.5 million of interest.

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

Selling, general, and administrative expenses. Selling, general, and administrative (“SG&A”) expenses consist primarily of marketing and advertising costs, employee compensation and benefits costs, including non-cash stock-based compensation, distribution and fulfillment costs, depreciation and amortization expense, and general and administrative expenses. Our distribution and fulfillment costs include costs of our third-party warehousing and logistics operations, outbound freight costs, costs of operating on third-party DTC marketplaces, and credit card processing fees. Certain distribution and fulfillment costs will vary as they are dependent on our sales volume and our channel mix. Our DTC channel variable SG&A costs are generally higher as a percentage of net sales than our wholesale channel distribution costs.

Fiscal Year. We have a 52- or 53-week fiscal year that ends on the Saturday closest in proximity to December 31, such that each quarterly period will be 13 weeks in length, except during a 53-week year when the fourth quarter will be 14 weeks. Our fiscal year ending January 2, 2027 (“2026”) is a 52-week period. The first quarter of our fiscal year 2026 ended on April 4, 2026, the second quarter ended on July 4, 2026, and the third quarter ended on October 3, 2026. Our fiscal year ended January 3, 2026 (“2025”) was a 53-week period. Unless otherwise stated, references to particular years, quarters, months and periods refer to our fiscal years and the associated quarters, months, and periods of those fiscal years. The unaudited condensed consolidated financial results presented herein represent the three and nine months ended October 3, 2026 and September 27, 2025.

Results of Operations

The discussion below should be read in conjunction with the following table and our unaudited condensed consolidated financial statements and related notes contained elsewhere in this Quarterly Report on Form 10-Q. The following table sets forth selected statement of operations data, and their corresponding percentage of net sales, for the periods indicated (dollars in thousands):

	Three Months Ended				Nine Months Ended
	October 3, 2026		September 27, 2025		October 3, 2026		September 27, 2025
Statement of Operations
Net sales	$509,417	100%	$487,766	100%	$1,373,699	100%	$1,284,786	100%
Cost of goods sold	215,629	42%	215,244	44%	547,176	40%	552,973	43%
Gross profit	293,788	58%	272,522	56%	826,523	60%	731,813	57%
Selling, general, and administrative expenses	232,820	46%	218,169	45%	659,599	48%	593,765	46%
Operating income	60,968	12%	54,353	11%	166,924	12%	138,048	11%
Interest (expense) income, net	(1,322)	—%	(52)	—%	(822)	—%	551	—%
Other (expense) income, net	(1,128)	—%	(1,198)	—%	(1,038)	—%	5,951	—%
Income before income taxes	58,518	11%	53,103	11%	165,064	12%	144,550	11%
Income tax expense	(14,145)	3%	(13,703)	3%	(39,523)	3%	(37,390)	3%
Net income	$44,373	9%	$39,400	8%	$125,541	9%	$107,160	8%

Comparison of the Three Months Ended October 3, 2026 and September 27, 2025

	Three Months Ended
	October 3, 2026	September 27, 2025	Change
(dollars in thousands)			$	%
Net sales	$509,417	$487,766	$21,651	4%
Gross profit	$293,788	$272,522	$21,266	8%
Gross margin (gross profit as a % of net sales)	57.7%	55.9%	180 basis points
Selling, general, and administrative expenses	$232,820	$218,169	$14,651	7%
SG&A as a % of net sales	45.7%	44.7%	100 basis points

Net Sales

Net sales increased $21.7 million, or 4%, to $509.4 million for the three months ended October 3, 2026, compared to $487.8 million for the three months ended September 27, 2025. Net sales included an unfavorable impact of $8.5 million related to a product recall reserves adjustment in the three months ended October 3, 2026. Excluding the unfavorable product recall reserves adjustment, net sales increased $30.2 million, or 6%.

Net sales in our channels were as follows:

•DTC channel net sales decreased $16.6 million, or 6%, to $272.2 million, compared to $288.7 million in the prior year quarter, and were unfavorably impacted by $8.5 million due to the product recall reserves adjustment. Excluding the $8.5 million unfavorable impact of the recall reserves adjustment, DTC channel net sales decreased $8.0 million, or 3%, primarily due to declines in US owned e-commerce and the US Amazon Marketplace, partially offset by strong growth across key international markets and growth in Corporate Sales, including in the U.S. DTC channel mix was 53% in the third quarter of 2026, compared to 59% in the third quarter of 2025.
•Wholesale channel net sales increased $38.2 million, or 19%, to $237.3 million, compared to $199.0 million in the same period last year, driven by strong growth across the U.S., Europe and Australia.

Net sales in our two primary product categories were as follows:

•Drinkware net sales increased by $20.2 million, or 8%, to $284.0 million, compared to $263.8 million in the prior year quarter, driven by international and US growth, supported by continued innovation and strength in our core product portfolio.
•Coolers & Equipment net sales increased by $0.2 million to $215.6 million, compared to $215.4 million in the same period last year, and were unfavorably impacted by $8.5 million due to the recall reserves adjustment. Excluding the $8.5 million unfavorable impact of the product recall reserves adjustment, Coolers & Equipment net sales increased $8.7 million, or 4%, reflecting continued strength across core and expanded categories, including cases & storage, hard coolers, and bags, supported by ongoing product innovation.

Net sales in our geographical regions were as follows:

•Net sales in the U.S. increased $3.0 million, or 1%, to $390.3 million, compared to $387.3 million in the prior year quarter, and were unfavorably impacted by $8.5 million due to the recall reserves adjustment. Excluding the $8.5 million unfavorable impact of the product recall reserves adjustment, US net sales increased $11.5 million, or 3%, driven by growth across Coolers & Equipment as well as Drinkware growth.
•Net sales in international locations increased $18.7 million, or 19%, to $119.1 million, compared to $100.4 million in the prior year quarter, reflecting strong growth in Europe and Australia, as well as continued expansion in Japan. Net sales in international locations represented 23% and 21% of total net sales in the third quarter of 2026 and 2025, respectively.

Gross Profit

Gross profit increased $21.3 million, or 8%, to $293.8 million, compared to $272.5 million in the prior year quarter. Gross margin rate increased 180 basis points to 57.7% from 55.9% in the prior year quarter, primarily due to the following factors:

•lower net tariff costs, primarily driven by the net benefit from IEEPA tariff refunds, which favorably impacted gross margin by 200 basis points;
•the impact of selective price increases on certain products implemented during the first quarter of 2026, which favorably impacted gross margin by 40 basis points;
•lower inbound freight, which favorably impacted gross margin by 20 basis points; and
•other impacts, which favorably impacted gross margin by 90 basis points.

These increases were partially offset by:
•the impact of a product recall reserves adjustment, which unfavorably impacted gross margin by 130 basis points; and
•higher product costs driven by commodity inflation, which unfavorably impacted gross margin by 40 basis points.

Selling, General, and Administrative Expenses

SG&A expenses increased $14.7 million, or 7%, to $232.8 million for the three months ended October 3, 2026, compared to $218.2 million for the three months ended September 27, 2025. As a percentage of net sales, SG&A expenses increased by 100 basis points to 45.7% from 44.7% in the prior year quarter. The increase in SG&A expenses was primarily driven by:

•the impact of the product recall reserves adjustment in the current year quarter, which unfavorably impacted SG&A expenses by $6.5 million (increasing SG&A as a percent of sales by 130 basis points);
•an increase in distribution and fulfillment expenses of $3.4 million (decreasing SG&A as a percent of sales by 10 basis points) primarily due to higher outbound freight and third-party logistics fees, partially offset by lower online marketplace fees;
•an increase in marketing and advertising expenses of $0.8 million (decreasing SG&A as a percent of sales by 20 basis points);
•an increase in general and administrative expenses of $1.0 million (no impact on SG&A as a percent of sales) mainly due to higher professional fees;
•an increase in employee compensation and benefits expenses of $2.5 million (no impact on SG&A as a percent of sales), including higher incentive compensation and investments in headcount to support our international expansion, partially offset by lower non-cash stock-based compensation expense; and
•an increase in depreciation and amortization expense of $0.4 million (no impact on SG&A as a percent of sales).

Non-Operating Expenses

Interest expense, net was $1.3 million for the three months ended October 3, 2026, compared to $0.1 million for the three months ended September 27, 2025. The change versus the prior year quarter was primarily due to a decrease in interest income.

Other expense was $1.1 million for the three months ended October 3, 2026, compared to $1.2 million for the three months ended September 27, 2025. The change versus the prior year quarter was primarily due to higher foreign currency losses on intercompany balances.

Income tax expense was $14.1 million for the three months ended October 3, 2026, compared to $13.7 million for the three months ended September 27, 2025. The increase in income tax expense was primarily due to higher income before income taxes. The effective tax rate was 24.2% for the three months ended October 3, 2026 compared to 25.8% for the three months ended September 27, 2025. The lower effective tax rate was primarily due to a higher tax deduction for foreign-derived deduction eligible income and the impact of a discrete tax benefit related to stock-based compensation in the three months ended October 3, 2026.

Nine Months Ended October 3, 2026 Compared to September 27, 2025

	Nine Months Ended		Change
	October 3, 2026	September 27, 2025
(dollars in thousands)			$	%
Net sales	$1,373,699	$1,284,786	$88,913	7%
Gross profit	$826,523	$731,813	$94,710	13%
Gross margin (gross profit as a % of net sales)	60.2%	57.0%	320 basis points
Selling, general, and administrative expenses	$659,599	$593,765	$65,834	11%
SG&A as a % of net sales	48.0%	46.2%	180 basis points

Net Sales

Net sales increased $88.9 million, or 7%, to $1,373.7 million for the nine months ended October 3, 2026, compared to $1,284.8 million for the nine months ended September 27, 2025. Net sales included an unfavorable impact of $10.3 million related to product recall reserves adjustments in the nine months ended October 3, 2026. Excluding the unfavorable product recall reserves adjustments, net sales increased $99.3 million, or 8%.

Net sales in our two channels were as follows:

•DTC channel net sales increased $1.3 million to $734.8 million, compared to $733.5 million in the prior year period, and were unfavorably impacted by $10.3 million due to the product recall reserves adjustments. Excluding the $10.3 million unfavorable impact of the recall reserves adjustments, DTC channel net sales increased $11.7 million, or 2%, primarily due to growth in our Amazon Marketplace business, YETI websites, and YETI retail stores, partially offset by a decline in Corporate Sales, primarily reflecting cautious purchasing behavior during the first quarter of 2026. DTC channel mix was 53% and 57% for the nine months ended October 3, 2026 and September 27, 2025, respectively.
•Wholesale channel net sales increased $87.6 million, or 16%, to $638.9 million, compared to $551.3 million in the same period last year, driven by strong growth across the U.S. and our international regions, reflecting healthy consumer demand.

Net sales in our two primary product categories were as follows:

•Drinkware net sales increased by $36.5 million, or 5%, to $742.3 million, compared to $705.8 million in the prior year period, primarily due to strong growth in our international regions, as well as growth in the U.S. In our Drinkware category, growth was supported by continued innovation and strength in our core product portfolio.
•Coolers & Equipment net sales increased by $47.9 million, or 9%, to $604.1 million, compared to $556.2 million in the same period last year, and were unfavorably impacted by $10.3 million due to the product recall reserves adjustments. Excluding the $10.3 million unfavorable impact of the recall reserves adjustments, Coolers & Equipment net sales increased $58.3 million, or 10%, primarily driven by strong performance in bags, soft coolers, hard coolers, and cases & storage.

Net sales in our geographical regions were as follows:

•Net sales in the U.S. increased $48.0 million, or 5%, to $1,074.4 million, compared to $1,026.4 million in the prior year period, and were unfavorably impacted by $10.3 million due to the product recall reserves adjustments. Excluding the $10.3 million unfavorable impact of the product recall reserves adjustments, US net sales increased $58.3 million, or 6%, driven by growth in both Coolers & Equipment and Drinkware, reflecting solid consumer demand trends. Demand was strong in the wholesale channel, and in DTC, growth in Amazon Marketplace and YETI retail was more than offset by a decline in Corporate Sales and owned e-commerce.
•Net sales in international locations increased $40.9 million, or 16%, to $299.3 million compared to $258.4 million in the prior year period, reflecting strong growth in Australia and Europe, as well as growth in Japan and Canada. Performance was driven by strong growth in the wholesale channel, YETI websites, Amazon Marketplace, and Corporate Sales, reflecting increased brand awareness across key markets. Net sales in international locations represented 22% and 20% of total net sales in the first nine months of 2026 and 2025, respectively.

Gross Profit

Gross profit increased $94.7 million to $826.5 million compared to $731.8 million in the prior year period. Gross margin rate increased 320 basis points to 60.2% from 57.0% in the same period last year, primarily due to the following factors:

•lower net tariff costs, including a net benefit from IEEPA tariff refunds of 340 basis points, partially offset by higher tariff costs, resulting in a net favorable impact to gross margin of 270 basis points;
•the impact of selective price increases on certain products implemented during the first quarter of 2026, which favorably impacted gross margin by 40 basis points;
•favorable foreign currency exchange rates, which favorably impacted gross margin by 30 basis points; and
•other impacts, which favorably impacted gross margin by 20 basis points.

These increases were partially offset by the impact of product recall reserves adjustments, which unfavorably impacted gross margin by 50 basis points.

Selling, General, and Administrative Expenses

SG&A expenses increased by $65.8 million, or 11%, to $659.6 million for the nine months ended October 3, 2026 compared to $593.8 million for the nine months ended September 27, 2025. As a percentage of net sales, SG&A expenses increased by 180 basis points to 48.0% for the nine months ended October 3, 2026 compared to 46.2% for the nine months ended September 27, 2025. The increase in SG&A expenses was primarily driven by:

•an increase in distribution and fulfillment expenses of $18.5 million (increasing SG&A as a percent of sales by 20 basis points) mainly due to higher outbound freight, third-party logistics fees, and online marketplace fees;
•an increase in marketing and advertising expenses of $14.1 million, primarily driven by a shift in the timing of our brand campaign into the second quarter of 2026 relative to the prior year’s brand campaign in the fourth quarter of 2025 (increasing SG&A as a percent of sales by 60 basis points);
•an increase in general and administrative expenses of $12.5 million (increasing SG&A as a percent of sales by 40 basis points) mainly due to higher professional fees, and growth investments in facilities and technology;
•an increase in employee compensation and benefits expenses of $11.1 million (increasing SG&A as a percent of sales by 10 basis points) primarily due to investments in headcount and higher incentive compensation, partially offset by lower non-cash stock-based compensation expense;
•the impact of the product recall reserves adjustments in the current year period, which unfavorably impacted SG&A by $7.4 million (increasing SG&A as a percent of sales by 50 basis points); and
•an increase in depreciation and amortization expense of $2.3 million (no impact on SG&A as a percent of sales) primarily related to our continued capital investments.

Non-Operating Expenses

Interest expense, net was $0.8 million for the nine months ended October 3, 2026. Interest income, net was $0.6 million for the nine months ended September 27, 2025. The change versus the prior year period was primarily due to the $2.9 million of interest income related to IEEPA tariff refunds, partially offset by a decrease in other interest income.

Other expense, net was $1.0 million for the nine months ended October 3, 2026. Other income, net was $6.0 million for the nine months ended September 27, 2025. The change versus the prior year period was primarily due to higher foreign currency losses on intercompany balances.

Income tax expense was $39.5 million for the nine months ended October 3, 2026, compared to $37.4 million for the nine months ended September 27, 2025. The increase in income tax expense was primarily due to higher income before income taxes. The effective tax rate was 23.9% for the nine months ended October 3, 2026 compared to 25.9% for the nine months ended September 27, 2025. The lower effective tax rate was primarily due to the impact of a discrete tax benefit related to stock-based compensation in the nine months ended October 3, 2026.

Liquidity and Capital Resources

General

Our cash requirements have principally been for working capital purposes, long-term debt repayments, and capital expenditures. Our plans for cash may periodically include repurchasing shares of our common stock pursuant to our Share Repurchase Program described below. We fund our working capital, capital investments, and other cash needs from cash flows from operating activities, cash on hand, or borrowings available under our revolving credit facility (the “Revolving Credit Facility”). We believe that our current operating performance, operating plan, cash on hand, and borrowings available under our Revolving Credit Facility will be sufficient to satisfy our liquidity needs, cash requirements, and plans for cash for at least the next twelve months and foreseeable future.

Current Liquidity

As of October 3, 2026, we had a cash balance of $73.8 million, working capital (excluding cash) of $235.7 million and $300.0 million of borrowings available under the Revolving Credit Facility.

Credit Facility

Our Credit Facility provides for a $300.0 million Revolving Credit Facility and an $84.4 million term loan (the “Term Loan A”).

At October 3, 2026, we had $70.7 million principal amount of indebtedness outstanding under the Term Loan A under the Credit Facility and no outstanding borrowings under the Revolving Credit Facility. The weighted-average interest rate for borrowings under the Term Loan A and the Revolving Credit Facility was 5.55% and 5.49%, respectively, during the three months ended October 3, 2026.

The Credit Facility requires us to comply with certain covenants, including financial covenants regarding our total net leverage ratio and interest coverage ratio. Fluctuations in these ratios may increase our interest expense. Failure to comply with these covenants and certain other provisions of the Credit Facility, or the occurrence of a change of control, could result in an event of default and an acceleration of our obligations under the Credit Facility or other indebtedness that we may incur in the future. At October 3, 2026, we were in compliance with all covenants and expect to remain in compliance with all covenants under the Credit Facility.

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

During 2024, we entered into two separate accelerated share repurchase agreements, which resulted in our repurchase of approximately 5.1 million shares of YETI’s common stock for an aggregate of $200.0 million. As of December 28, 2024, approximately $100.0 million remained available for repurchases under the Share Repurchase Program. During the first quarter of 2025, our Board of Directors approved a $350.0 million increase to the Share Repurchase Program authorization. We subsequently repurchased approximately 8.0 million shares of YETI’s common stock on the open market for approximately $298.0 million during 2025. As of January 3, 2026, approximately $152.0 million remained available for repurchases under the Share Repurchase Program.

In May 2026, our Board of Directors approved an approximately $348.0 million increase to the Share Repurchase Program, resulting in $500.0 million remaining available as of May 14, 2026. During the second quarter of 2026, we repurchased 2.8 million shares of YETI’s common stock on the open market for approximately $130.0 million, at an average repurchase price of $46.47 per share. During the third quarter of 2026, we repurchased 0.5 million shares of YETI’s common stock on the open market for approximately $20.0 million at an average repurchase price of $40.63 per share. As of October 3, 2026, approximately $350.0 million remained available for repurchases under the Share Repurchase Program. See Note 8-Stockholders’ Equity of the Condensed Consolidated Financial Statements for additional information about the Share Repurchase Program.

Material Cash Requirements

There have been no material changes in our material cash requirements for contractual and other obligations compared to the disclosures included under “Material Cash Requirements” included in Part II, Item 7 of our Annual Report on Form 10-K for the year ended January 3, 2026 filed with the U.S. Securities and Exchange Commission (the “SEC”).

Cash Flows from Operating, Investing, and Financing Activities

The following table summarizes our cash flows from operating, investing and financing activities for the periods indicated (in thousands):

	Nine Months Ended
	October 3, 2026	September 27, 2025
Cash flows provided by (used in):
Operating activities	$110,219	$81,839
Investing activities	$(54,664)	$(81,242)
Financing activities	$(167,515)	$(194,192)

Operating Activities

Cash flows related to operating activities are dependent on net income, non-cash adjustments to net income, and changes in working capital. The increase in cash provided by operating activities during the nine months ended October 3, 2026 compared to cash provided by operating activities during the nine months ended September 27, 2025 is primarily due to an increase in net income, excluding non-cash expense, partially offset by an unfavorable impact from changes in working capital.

Investing Activities

The decrease in cash used in investing activities during the nine months ended October 3, 2026 was primarily due to lower purchases of intangible assets, partially offset by higher purchases of property and equipment.

Financing Activities

The decrease in cash used in financing activities during the nine months ended October 3, 2026 was primarily due to lower repurchases of common stock and lower payments of finance lease obligations, partially offset by higher taxes paid for the net share settlement of stock-based awards.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding disclosures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of October 3, 2026.

Changes in Internal Control over Financial Reporting

During the quarter ended October 3, 2026, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table sets forth the repurchases of our common stock during the three months ended October 3, 2026:

Period	Total Number of Shares Purchased	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Programs	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)(2)
July 5 - August 8, 2026	—	$—	—	$—
August 9 - September 5, 2026	96,553	41.43	96,553	366,009
September 6 - October 3, 2026	395,468	40.44	395,468	350,016
	492,021		492,021
_________________________________________
(1)Average price paid per share excludes fees, commissions, and excise tax due under the Inflation Reduction Act of 2022.
(2)In 2024, YETI’s Board of Directors approved a share repurchase program (the “Share Repurchase Program”), through which we have periodically repurchased shares of YETI’s common stock. YETI’s Board of Directors increased the Share Repurchase Program authorization in 2025 and 2026. As of October 3, 2026, $350.0 million remained available for repurchase. See Note 8-Stockholders’ Equity and Management’s Discussion and Analysis—Liquidity and Capital Resources—Share Repurchase Program for additional information about the Share Repurchase Program.

Item 5. Other Information

Insider Trading Arrangements

During the three months ended October 3, 2026, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or constituted a “non Rule 10b5-1 trading arrangement.”

Item 6. Exhibits

Exhibit Number	Exhibit

3.1	Amended and Restated Certificate of Incorporation of YETI Holdings, Inc. (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K on October 26, 2018 and incorporated herein by reference)

3.2	Amended and Restated Bylaws of YETI Holdings, Inc. (filed as Exhibit 3.1 to the Company's Current Report on Form 8-K on February 7, 2024 and incorporated herein by reference)

10.1*†	Non-Employee Director Compensation Policy (effective August 6, 2026)

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*
The following unaudited financial statements from YETI Holdings, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 3, 2026, formatted in Inline eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Unaudited Condensed Consolidated Financial Statements

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

YETI Holdings, Inc.

Dated: November 12, 2026	By:	/s/ Matthew J. Reintjes
Matthew J. Reintjes
Chair of the Board, President, and Chief Executive Officer (Principal Executive Officer)

Dated: November 12, 2026	By:	/s/ Scott C. Bomar
Scott C. Bomar
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)